Form 10-Q
period 2000-09-30
KOSAN BIOSCIENCES INC
filed 2000-11-15
CIK 1110206

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C. 20549

                                   ----------

                                   FORM 10-Q

(Mark One)

    X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
---------  Exchange Act of 1934. For the quarterly period ended September 30,
           2000.

           or

---------  Transition report pursuant to Section 13 or 15(d) of the Securities
           Exchange Act of 1934. For the transition period from __________to
           ____________.


                             Commission File Number

                                   000-31633

                                   ----------

                         KOSAN BIOSCIENCES INCORPORATED
             (Exact name of registrant as specified on its charter)

                      DELAWARE                       94-3217016
            (State or other jurisdiction of       (I.R.S. Employer
            incorporation or organization)        Identification No.)

                3832 BAY CENTER PLACE, HAYWARD, CALIFORNIA 94545
                   (address of principal executive officers)

                                 (510)732-8400
              (Registrant's telephone number, including area code)

                                   ----------


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS. YES     NO  X
                                      -----  -----

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE. COMMON STOCK $.01 PAR VALUE; 25,152,728 SHARES OUTSTANDING AT OCTOBER 31, 2000.

                         KOSAN BIOSCIENCES INCORPORATED

                                    Form 10-Q

                        Quarter Ended September 30, 2000


INDEX

PART I     FINANCIAL INFORMATION                                       PAGE



Item 1:    Condensed Financial Statements and Notes:

           Condensed Balance Sheets as of September 30, 2000
           and December 31, 1999                                          3

           Condensed Statements of Operations for the three
           and nine months ended September 30, 2000 and 1999              4

           Condensed Statements of Cash Flows for the nine
           month periods ended September 30, 2000 and 1999                5

           Notes to Condensed Financial Statements                        6

Item 2:    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           11

Item 3:    Quantitative and Qualitative Disclosures About Market Risk    22

PART II    OTHER INFORMATION

Item 1:    Legal Proceedings                                             23

Item 2:    Changes in Securities and Use of Proceeds                     23

Item 4:    Submission of Matters to Vote of Security Holders             23

Item 6:    Exhibits and Reports on Form 8-K                              24

SIGNATURES                                                               25



PART I FINANCIAL INFORMATION

Item 1: Condensed Financial Statements and Notes

                         KOSAN BIOSCIENCES INCORPORATED

                            CONDENSED BALANCE SHEETS
                                 (in thousands)


                                                                      September 30,         December 31,
                                                                          2000                  1999
                                                                    ----------------      ----------------
                                                                       (unaudited)               (1)


                               ASSETS

Current assets:
      Cash and cash equivalents                                             $ 4,923               $ 1,032
      Short-term investments                                                  9,570                   990
      Other receivables                                                         169                   498
      Prepaid expenses and other current assets                                  95                   325
                                                                       -------------          ------------
Total current assets                                                         14,757                 2,845
Property and equipment, net                                                   3,131                 2,587
Long-term investments                                                        15,603                 8,442
Notes receivable from related party                                             751                    87
Other assets                                                                  1,445                   196
                                                                       -------------          ------------
Total assets                                                               $ 35,687              $ 14,157
                                                                       =============          ============

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                      $ 1,200                 $ 486
      Accrued liabilities                                                     1,177                   626
      Deferred revenue                                                           --                   409
      Current portion of capital lease obligation                               186                   127
      Current portion of equipment loan                                         876                   447
                                                                       -------------          ------------
Total current liabilities                                                     3,439                 2,095

Equipment loan, less current portion                                          2,283                 1,424
Capital lease obligation, less current portion                                   17                   167

Stockholders' equity:
      Convertible preferred stock                                                 4                     3
      Common stock                                                                7                     5
      Additional paid-in capital                                             68,073                24,848
      Notes receivable from stockholders                                     (2,075)                 (349)
      Deferred stock-based compensation                                     (13,531)               (2,377)
      Accumulated other comprehensive loss                                       (7)                  (66)
      Accumulated deficit                                                   (22,523)              (11,593)
                                                                       -------------          ------------
Total stockholders' equity                                                   29,948                10,471
                                                                       -------------          ------------
Total liabilities and stockholders' equity                                 $ 35,687              $ 14,157
                                                                       =============          ============



                      See accompanying notes.

(1) The balance sheet is derived from the audited financial statements included in the Company's Registration Statement on Form S-1 filed with the SEC.

                         KOSAN BIOSCIENCES INCORPORATED

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (in thousands, except per share data)


                                                               Three months ended                Nine months ended
                                                                  September 30,                    September 30,
                                                          ------------------------------   ------------------------------
                                                              2000            1999             2000            1999
                                                          --------------  --------------   --------------  --------------


    Revenues:
      Contract revenue                                          $ 1,025           $ 969          $ 3,109         $ 3,996
      Grant revenue                                                 170              25              310             105
                                                          --------------  --------------   --------------  --------------
    Total revenues                                                1,195             994            3,419           4,101

    Operating expenses:
      Research and development (Including
         charges for stock-based compensation of
         $1,925, $259, $4,522  and $662
         respectively)                                            4,860           2,320           12,481           6,158
      General and administrative (Including
         charges for stock-based compensation of
         $428, $23, $1,136 and $ 23 respectively)                 1,022             331            2,815           1,143
                                                          --------------  --------------   --------------  --------------
    Total operating expenses                                      5,882           2,651           15,296           7,301
                                                          --------------  --------------   --------------  --------------
    Loss from operations                                         (4,687)         (1,657)         (11,877)         (3,200)
    Interest income                                                 530             160            1,208             494
    Interest expense                                                (94)            (63)            (261)           (134)
    Other income                                                     --             170               --             170
                                                          --------------  --------------   --------------  --------------
    Net loss                                                     (4,251)         (1,390)         (10,930)         (2,670)
Deemed dividend upon issuance of Series C
    convertible preferred stock                                      --              --          (11,267)             --
                                                          --------------  --------------   --------------  --------------
Net loss attributable to common stockholders                   $ (4,251)       $ (1,390)       $ (22,197)       $ (2,670)
                                                          ==============  ==============   ==============  ==============
Basic and diluted net loss per share                            $ (0.79)        $ (0.30)         $ (4.31)        $ (0.60)
                                                          ==============  ==============   ==============  ==============
Shares used in computing basic and diluted net
    loss per share                                                5,384           4,592            5,147           4,484


                 See accompanying notes.

                         KOSAN BIOSCIENCES INCORPORATED

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)


                                                                                               Nine months ended
                                                                                                 September 30,
                                                                                      -------------------------------------
                                                                                           2000                 1999
                                                                                      ----------------    -----------------


OPERATING ACTIVITIES
      Net loss                                                                              $ (10,930)            $ (2,670)
       Adjustments to reconcile net loss to net cash used in
            operating activities:
            Depreciation and amortization                                                         666                  426
            Amortization of stock-based compensation                                            4,544                  228
            Other stock-based compensation                                                      1,114                  457
            Issuance of convertible preferred stock for license fees                               30                   --
            Loss on disposal of property and equipment                                             --                   10
            Changes in assets and liabilities:
                Other receivables                                                                 329                  (40)
                Prepaid expenses and other current assets                                         230                 (307)
                Other assets and notes receivable from related parties                         (1,913)                (277)
                Accounts payable                                                                  714                 (243)
                Accrued liabilities                                                               551                  446
                Deferred revenue                                                                 (409)              (1,219)
                                                                                      ----------------    -----------------
                   Net cash used in operating activities                                       (5,074)              (3,189)
                                                                                      ----------------    -----------------

 INVESTING ACTIVITIES
       Acquisition of property and equipment, net                                              (1,210)              (1,415)
       Purchase of short-term and long-term investments, net                                  (15,682)               1,461
                                                                                      ----------------    -----------------
                   Net cash provided by (used in) investing activities                        (16,892)                  46
                                                                                      ----------------    -----------------

 FINANCING ACTIVITIES
       Proceeds from issuance of common stock                                                      60                   21
       Proceeds from issuance of convertible preferred stock, net                              24,600                   --
       Proceeds from equipment loans                                                            1,754                1,336
       Principal payments under capital lease obligations                                        (466)                 (87)
       Principal payments under equipment loans                                                   (91)                (198)
                                                                                      ----------------    -----------------
                   Net cash provided by financing activities                                   25,857                1,072
                                                                                      ----------------    -----------------

 Net increase (decrease) in cash and cash equivalents                                           3,891               (2,071)
 Cash and cash equivalents at beginning of period                                               1,032                3,049
                                                                                      ----------------    -----------------
 Cash and cash equivalents at end of period                                                   $ 4,923                $ 978
                                                                                      ================    =================



                               See accompanying notes.

                         KOSAN BIOSCIENCES INCORPORATED

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.   ORGANIZATION AND SUMMARY OF RECENT ACCOUNTING PRONOUNCEMENTS

     OVERVIEW

     Kosan Biosciences Incorporated (the "Company") was incorporated under the laws of the state of California on January 6, 1995 and commenced operations in 1996. In July 2000, the Company was reincorporated under the laws of the state of Delaware. The Company was considered to be in the development stage through December 31, 1998. The Company uses its technologies to develop drug candidates from a class of natural compounds known as polyketides by manipulating the natural process by which they are made. The Company's product development opportunities currently target the areas of infectious disease, gastrointestinal motility disorders, mucus hypersecretion, cancer, immunosuppression and nerve regeneration.

     BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The information as of September 30, 2000, and for the three and nine months ended September 30, 2000 and September 30, 1999, in the opinion of management, reflects all adjustments (including normal recurring adjustments) necessary for a fair presentation of the results presented. Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's registration statement on Form S-1 (No. 333-33732).

     REVENUE RECOGNITION

     The Company recognizes license and other upfront fees on a ratable basis over the term of the respective agreement. Milestone payments are recognized upon successful completion of a performance milestone event. Contract revenues related to collaborative research and development agreements and government grants are recognized on a ratable basis as services are performed. Any amounts received in advance of performance are recorded as deferred revenue.

     STOCK-BASED COMPENSATION

     The Company accounts for common stock options granted to employees using the intrinsic value method and, thus recognizes no compensation expense for options granted with exercise prices equal to or greater than the deemed fair value of the Company's common stock on the date of the grant.

     Stock-based compensation expense for options granted to non-employees has been determined in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and EITF 96-18 as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. The measurement of stock-based compensation to non-employees is subject to periodic adjustment as the underlying securities vest.

                         KOSAN BIOSCIENCES INCORPORATED

                                   (UNAUDITED)

1.   ORGANIZATION AND SUMMARY OF RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

     COMPREHENSIVE LOSS

     For the three and nine months ended September 30, 2000 and 1999, comprehensive loss is as follows (in thousands):



                                                          Three Months Ended               Nine Months Ended
                                                            September 30,                    September 30,
                                                     -----------------------------   -------------------------------
                                                        2000             1999            2000              1999
                                                        ----             ----            ----              ----
                                                             (unaudited)                      (unaudited)


Net loss                                              $  (4,251)     $   (1,390)      $  (22,197)      $    (2,670)
Unrealized gain / (loss) on
  Available-for-sale securities                              53               5               59               (43)
                                                     ------------    -------------   --------------    -------------
Comprehensive loss                                   $   (4,198)     $   (1,385)     $   (22,138)      $    (2,713)
                                                     ============    =============   ==============    =============



     RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board, ("FASB"), issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and for Hedging Activities" ("SFAS 133") which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The adoption of SFAS 133 is not anticipated to have an impact on the Company's results of operations of financial conditions when adopted, as the Company holds no derivative financial instruments and does not currently engage in hedging activities.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In October 12, 2000, the SEC issued a Frequently Asked Questions document on SAB 101 to clarify the application of SAB 101 in particular transactions. The Company believes that its current revenue recognition principles comply with SAB 101.

     In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Based Compensation, an interpretation of APB Opinion No. 25" ("FIN 44"), which provides clarification of Opinion 25 for certain issues such as the determination of who is an employee, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. The Company does not expect that the adoption of FIN 44 will result in material changes to its reported results of operations or financial position.

                         KOSAN BIOSCIENCES INCORPORATED

                                   (UNAUDITED)

2.   NET LOSS PER SHARE

     Basic and diluted net loss per common share is presented in conformity with the Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), for all periods presented. In accordance with SFAS 128, basic and diluted net loss per common share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net loss is not presented separately as the Company is in a net loss position and including common stock equivalents in the loss per share computation would be antidilutive. Pro forma basic and diluted net loss per common share, as presented in the statement of operations, has been computed for the three and nine months ended September 30, 2000 and gives effect to the conversion of the 4,073,573 shares of convertible preferred stock into 12,220,719 shares of common stock immediately prior to the completion of the Company's initial public offering (using the if-converted method) from the original date of issuance.

     The following table presents the calculation of basic, diluted and pro forma basic and diluted net loss per share (in thousands, except per share data):


                                                          Three Months Ended               Nine Months Ended
                                                            September 30,                    September 30,
                                                     -----------------------------   -------------------------------
                                                        2000             1999            2000              1999
                                                        ----             ----            ----              ----
                                                             (unaudited)                      (unaudited)


Net loss attributable to common stockholders          $  (4,251)      $  (1,390)      $  (22,197)       $   (2,670)
                                                     ============    =============   ==============    =============
Weighted-average shares of common
  stock outstanding                                       6,706           5,253            6,400             5,210
Less: weighted-average shares subject
  to repurchase                                          (1,322)           (661)          (1,253)             (726)
                                                     ------------    -------------   --------------    -------------
Weighted-average shares used in computing
  basic and diluted net loss per share                    5,384           4,592            5,147             4,484
                                                     ============    =============   ==============    =============
Basic and diluted net loss per share                 $      (0.79)     $   (0.30)    $      (4.31)       $   (0.60)
                                                     ============    =============   ==============    =============
Pro forma:
Shares used above                                         5,384                            5,147
Pro forma adjustment to reflect weighted effect
  of conversion of convertible preferred stock           12,221                           11,426
                                                     ------------                    --------------
Shares used in computing pro forma basic and
  diluted net loss per share                             17,605                           16,573
                                                     ============                    ==============
Pro forma basic and diluted net loss per share       $     (0.24)                    $      (1.34)
                                                     ============                    ==============


                         KOSAN BIOSCIENCES INCORPORATED

                                   (UNAUDITED)

3.   CAPITAL LEASES AND EQUIPMENT FINANCING

     The Company leases certain equipment and facility improvements under non-cancelable capital leases and debt obligations. The equipment loans have a balloon payment at the end of the term. The interest rates of each of the leases and loans are fixed at the time of the draw down, with the interest rates range from 10.55% to 17.72%. In January 2000, the Company secured a $2.0 million line of credit which is available for draw down through December 2000. The Company borrowed on this line of credit to fund equipment purchases totaling approximately $446,000 in August 2000. The Company has approximately $246,000 of available credit left on this existing line.

4.   ACCRUED LIABILITIES

     Accrued liabilities consisted of the following (in thousands):


                                                         September 30,           December 31,
                                                             2000                    1999
                                                      -------------------     -------------------


                       Facilities related                $      466               $     280
                       Compensation related                     364                     163
                       Professional fees                        176                     120
                       Other                                    171                      63
                                                      -------------------     -------------------
                                                          $    1,177               $     626
                                                      ===================     ===================



5.   DEFERRED STOCK-BASED COMPENSATION

     During the nine months ended September 30, 2000, in connection with the grant of stock options to employees, the Company recorded deferred compensation of approximately $15.7 million, representing the difference between the deemed fair value of the common stock on the date such options were granted and the applicable exercise prices. Such amounts are included as a reduction of stockholder's equity and are being amortized to expense using the graded vesting method over the vesting periods of the underlying stock options, which generally are four years. The Company recognized amortization of deferred compensation of $2.0 million and $4.5 million for the three months and nine months ended September 30, 2000, respectively.

6.   COLLABORATIVE LICENSE, RESEARCH AND DEVELOPMENT AGREEMENTS

     JOHNSON & JOHNSON

In September 1998, the Company signed a collaborative agreement with The R.W. Johnson Pharmaceutical Research Institute and Ortho-McNeil Pharmaceutical, Inc., both Johnson & Johnson companies. In August 2000, the Company amended its collaborative research and development agreement. Under the terms of the amended agreement, subject to termination provisions, the research program and funding have been extended until at least December 28, 2001.

                         KOSAN BIOSCIENCES INCORPORATED

                                   (UNAUDITED)

6.   COLLABORATIVE LICENSE, RESEARCH AND DEVELOPMENT AGREEMENTS (CONTINUED)

     SLOAN-KETTERING INSTITUTE FOR CANCER RESEARCH

     In August 2000, the Company signed a collaboration and license agreement with the Sloan-Kettering Institute for Cancer Research relating to epothilones. Under the agreement, the Company will use its technologies to produce a specific epothilone compound to be tested in clinical trials and work collaboratively with Sloan-Kettering to develop new compounds and production methods and to conduct clinical trials. Additionally, the Company has paid to Sloan-Kettering an initial license fee and will pay annual maintenance fees as well as payments for research and development costs, including costs of clinical trials, over a term of at least 24 months. If development efforts result in a marketable product, the Company will make royalty payments based on product sales as well as payments for reaching clinical development milestones. Estimated remaining non-cancelable commitments under this agreement are approximately $384,000 in addition to internal development efforts.

7.   STOCKHOLDERS' EQUITY

     In September 2000, the Company split its common stock 3-for-1 and increased the authorized shares of common stock to 36,000,000 shares. All common stock and options to purchase common stock and per share amounts in the accompanying financial statements have been adjusted retroactively to reflect the stock split. The conversion ratios of the respective series of convertible preferred stock were automatically adjusted to reflect the stock split.

     In October 2000, the Company increased its authorized shares of preferred and common stock to 10,000,000 shares and 200,000,000 shares, respectively

8.   SUBSEQUENT EVENTS

     In October 2000, the Company completed its initial public offering of 5,750,000 shares of common stock, inclusive of the underwriters' over-allotment option, at a price of $14.00 per share. The Company received approximately $73.4 million in net proceeds after underwriting discounts and other offering costs. Upon the closing of the initial public offering, the 4,073,573 shares of convertible preferred stock outstanding at September 30, 2000 were automatically converted into 12,220,719 shares of common stock.

ITEM 2:         MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as may, will, should, expect, plan, anticipate, believe, estimate, predict, potential or continue, the negative of terms like these or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risks outlined under the caption "Risk Factors" set forth at the end of this Item 2 and those contained from time to time in our other filings with the Securities and Exchange Commission. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

OVERVIEW

     We are a biotechnology company that has proprietary technologies to develop potential pharmaceutical products that will address large markets. We use our technologies to make new drug candidates derived from an important class of natural product compounds known as polyketides. Our product opportunities currently target the areas of infectious disease, gastrointestinal motility, mucus hypersecretion, cancer, immunology and nerve regeneration. In infectious disease, we have a collaboration with The R.W. Johnson Pharmaceutical Research Institute, a Johnson & Johnson company, focusing on the development of a next generation antibiotic. In cancer, we have a collaboration with the Sloan-Kettering Institute for Cancer Research focusing on the development of potential anti-cancer compounds known as epothilones.

     In October 2000, we completed our initial public offering of 5,750,000 shares of common stock, inclusive of the underwriters' over-allotment option, at a price of $14.00 per share. Net proceeds received in connection with this offering was approximately $73.4 million, after deducting the underwriting discounts and other offering costs.

     We have incurred significant losses since our inception. As of September 30, 2000, our accumulated deficit was $22.5 million. We expect to incur additional operating losses over the next several years as we continue to develop our technologies and fund internal product research and development.

STOCK-BASED COMPENSATION

     Stock-based compensation expense represents the difference between the exercise price of an option and the deemed fair value of our common stock on the date of the grant calculated in accordance with Accounting Principles Board Opinion No. 25 and its related interpretations. Through September 30, 2000, we recorded total deferred stock-based compensation of $18.6 million. Such amounts are included as a reduction of stockholders' equity and are being amortized to expense using the graded vesting method over the vesting periods of the underlying options, which are generally four years. Stock-based compensation has been allocated to research and development expense and general and administrative expense, as appropriate. We recognized stock-based compensation expense of $4.5 million in the nine months ended September 30, 2000 and $228,000 in the same period in 1999. Based on deferred stock-based compensation recorded as of September 30, 2000, we expect to record amortization for deferred stock-based compensation approximately as follows: $2.4 million for the remaining three months in 2000, $6.1 million in 2001, $3.3 million in 2002, $1.5 million in 2003 and $231,000 in 2004. The amount of deferred compensation expected to be recorded in future periods may decrease if unvested options for which deferred stock-based compensation has been recorded are subsequently canceled.

     In connection with the grants of stock options and restricted stock to non-employees, we recognize compensation on a ratable basis over the related service period. We recognized other stock-based compensation of $1.1 million in the nine months ended September 30, 2000 and $457,000 in the same period in 1999. In addition, we expect to recognize other stock-based compensation in connection with stock options and restricted stock granted to non-employees of $345,000 for the remaining three months in 2000, $1.3 million in 2001, $1.0 million in 2002, $382,000 in 2003 and $99,000 in 2004. The measurement of stock-based compensation to our non-employees is subject to periodic adjustment as our stock price changes and as the underlying securities vest. As such, changes to these measurements could be substantial should we experience significant changes in our stock price.

RESULTS OF OPERATIONS

     REVENUE. Our revenues were $1.2 million and $3.4 million for the three and nine months ended September 30, 2000 compared to $1.0 million and $4.1 million in the same periods in 1999. The quarterly increase over the same period last year was primarily due to higher funding from government grants. The decrease on a year-to-date basis was due to a $1.0 million non-recurring milestone payment recognized in 1999 under our collaboration with The R.W. Johnson Pharmaceutical Research Institute, partially offset by higher grant revenue. The initial term of this collaboration has been extended, subject to termination provisions, to December 28, 2001. If we do not maintain or further extend this agreement, our revenues will significantly decrease thereafter, or upon earlier termination, unless we enter into additional collaborations.

     RESEARCH AND DEVELOPMENT EXPENSES. Our research and development expenses consist primarily of stock-based compensation, salaries and other personnel-related expenses, facility related expenses, lab consumables and depreciation of facilities and equipment. Research and development expenses increased to $4.9 million and $12.5 million for the three and nine months ended September 30, 2000 from $2.3 million and $6.2 million for the same periods in 1999. This increase was due in large part to higher stock-based compensation expense of $1.9 million and $4.5 million in the three and nine months end September 30, 2000 compared to $259,000 and $662,000 in the same periods in 1999. The remainder of the increase was primarily due to increased payroll and personnel related expenses, including recruiting and relocation expenses. We expect our research and development expenses will increase substantially to fund the expansion of our technology platform, support our collaborative research programs and advance our in-house research programs into later stages of development.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $1.0 million and $2.8 million for the three and nine months ended September 30, 2000 from $331,000 and $1.1 million in the same periods in 1999. This increase was primarily due to amortization of deferred stock-based compensation of $428,000 and $1.1 million for the three and nine months ended September 30, 2000 compared to $23,000 in each of the same periods of 1999. The remaining increase was due to higher employee related costs to support our expanding research and development activities. We expect our general and administrative expenses will increase in the future to support the continued growth of our research and development efforts and to fulfill our obligations associated with being a publicly held company.

     INTEREST INCOME. Interest income increased to $530,000 and $1.2 million for the three and nine months ended September 30, 2000 from $160,000 and $494,000 for the same periods in 1999. This increase was due to higher average investment balances due to the $24.6 million in net proceeds received in connection with the issuance of Series C convertible preferred stock in March 2000 combined with higher yields earned on investment balances.

     INTEREST EXPENSE. Interest expense increased to $94,000 and $261,000 for the three and nine months ended September 30, 2000 from $63,000 and $134,000 for the same periods in 1999. The increase resulted from additional debt financing associated with our capital purchases along with a higher cost of capital due to rising interest rates during 2000.

     OTHER INCOME. For the three and nine months ended September 30, 1999, other income included a $170,000 termination fee received from the landlord of our previously occupied facility for the buy-out of the rights to our sublease agreement.

     BENEFICIAL CONVERSION FEATURE. In March 2000, we sold 804,196 shares of Series C convertible preferred stock (which converted into 2,412,588 shares of common stock at the closing of our initial public offering) for net proceeds of approximately $24.6 million. After evaluating the fair value of our common stock in contemplation of our initial public offering, we determined that the issuance of the Series C convertible preferred stock resulted in a beneficial conversion feature calculated in accordance with Emerging Issues Task Force Consensus No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features." The beneficial conversion feature was reflected as a deemed dividend of $11.3 million in our financial statements for the nine months ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations from inception primarily through sales of convertible preferred stock, totaling $45.6 million in net proceeds, contract payments under our collaboration agreement, equipment financing arrangements and government grants. As of September 30, 2000, we had $30.1 million in cash and investments compared to $10.5 million as of December 31, 1999. Our funds are currently invested in U.S. Treasury and government agency obligations, investment-grade asset-backed securities and corporate obligations. In October 2000, we completed our initial public offering, which generated net proceeds of approximately $73.4 million, inclusive of the exercise of the underwriters' over-allotment option.

     Our operating activities used cash of $5.1 million for the nine months ended September 30, 2000 compared to $3.2 million for the nine months ended September 30, 1999. Our net loss of $10.9 million for the nine months ended September 30, 2000 was partially offset by non-cash expenses of $6.3 million related to stock-based compensation and depreciation expense.

     Our investing activities, excluding changes in our investments, for the nine months ended September 30, 2000 used cash of $1.2 million compared to $1.4 million for the nine months ended September 30, 1999 reflecting facility improvements and capital expenditures as we continue to enhance our laboratory capabilities.

     Cash provided by financing activities was $25.9 million for the nine months ended September 30, 2000 compared to $1.1 million for the nine months ended September 30, 1999. Financing activities included $24.6 million in net proceeds from the issuance of our Series C convertible preferred stock in March 2000.

     In January 2000, we secured a $2.0 million line of credit for facility improvements and equipment purchases. As of September 30, 2000 we had drawn down approximately $1.8 million and had $246,000 remaining available under this credit facility.

     For periods subsequent to September 30, 2000, we have estimated our non-cancelable commitments under our collaboration with Sloan-Kettering to be approximately $384,000 in addition to our internal development efforts under this agreement.

     We believe our existing cash and investments, together with the proceeds of our October initial public offering, will be sufficient to meet our anticipated cash requirements for at least 24 months. However, the actual amount of funds that we will need during or after the next 24 months will be determined by many factors, including those discussed in Risk Factors below. Our future capital uses and requirements depend on numerous forward-looking factors. These factors include, but are not limited to, the following:

          - our ability to establish and the scope of any new collaborations;

          - the progress and number of research programs carried out by us;

          - the progress and success of preclinical and clinical trials of our drug candidates;

          - our ability to maintain our existing collaboration with The R.W. Johnson Pharmaceutical Research Institute;

          - the costs and timing of obtaining, enforcing and defending our patent and intellectual rights;

          - the costs and timing of regulatory approvals; and

          - expenses associated with unforeseen litigation.

     For the next several years, we do not expect our operations to generate the amounts of cash required for our future cash needs. In order to fulfill our cash requirements, we expect to finance future cash needs through the sale of equity securities, strategic collaborations and debt financing. We cannot assure you that additional financing or collaboration and licensing arrangements will be available when needed or that, if available, will be on terms favorable to us or our stockholders. Insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs, to lose rights under existing licenses or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose or may adversely affect our ability to operate as a going concern. If additional funds are obtained by issuing equity securities, substantial dilution to existing stockholders may result.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board, ("FASB"), issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and for Hedging Activities" ("SFAS 133") which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The adoption of SFAS 133 is not anticipated to have an impact on the Company's results of operations of financial conditions when adopted, as the Company holds no derivative financial instruments and does not currently engage in hedging activities.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company believes that its current revenue recognition principles comply with SAB 101.

     In March 2000, the Financial Accounting Standards Board, ("FASB"), issued FASB Interpretation No.44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No.25" ("FIN 44"), which provides clarification of Opinion 25 for certain issues such as the determination of who is an employee, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. The Company does not expect that the adoption of FIN 44 will result in material changes to its reported results of operations or financial position.

RISK FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

     You should carefully consider the risks described below, together with all of the other information included in this report, in considering our business and prospects. The risks and uncertainties described below are not the only ones facing Kosan. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. The occurrence of any of the following risks could harm our business, financial condition or results of operations.

WE HAVE A HISTORY OF NET LOSSES AND MAY NEVER BECOME PROFITABLE.

     We commenced operations in 1996 and are still in an early stage of development. We have not commercialized any products and we have incurred significant losses to date. As of September 30, 2000, we had an accumulated deficit of approximately $22.5 million. To date, our revenues have been solely from collaborations and government grants. Our expenses have consisted principally of costs incurred in research and development and from general and administrative costs associated with our operations. We have incurred net losses since our inception, including a net loss of approximately $10.9 million for the nine months ended September 30, 2000. We expect our expenses to increase and to continue to incur operating losses for at least the next several years as we continue our research and development efforts for our drug candidates. The amount of time necessary to successfully commercialize any of our drug candidates is long and uncertain and successful commercialization may not occur at all. As a result, we may never become profitable.

IF WE DO NOT ESTABLISH AND MAINTAIN COLLABORATIONS WITH OTHER PARTIES, THE DEVELOPMENT OF OUR PRODUCTS MAY BE DELAYED OR STOPPED.

     Because we do not currently possess the financial and other resources necessary to develop potential products that may result from our technologies, or the financial and other resources to complete any approval processes which may be required for these products, we must enter into collaborative arrangements to develop many of our drug candidates. If we do not maintain or further extend our current collaboration with The R.W. Johnson Pharmaceutical Research Institute and Ortho-McNeil

     Pharmaceutical, Inc., both Johnson & Johnson companies, which expires on December 28, 2001, subject to termination provisions, or if we do not enter into new collaborative agreements, then our revenues will be reduced, and our drug candidates may not be developed, manufactured or marketed.

OUR POTENTIAL PRODUCTS ARE IN AN EARLY STAGE OF DEVELOPMENT AND SUBSTANTIAL ADDITIONAL EFFORT WILL BE NECESSARY FOR DEVELOPMENT.

     Our technologies are new and our drug candidates are in early stages of research and development. We may not develop products that prove to be safe and effective, meet applicable regulatory standards, are capable of being manufactured at reasonable costs, or can be marketed successfully. All of the potential proprietary products that we are currently developing will require significant development and investment, including extensive preclinical and clinical testing before we can submit any application for regulatory approval. Before obtaining regulatory approvals for the commercial sale of any of our products, we must demonstrate through preclinical testing and clinical trials that our drug candidates are safe and effective in humans. We have not commenced clinical testing of any of our potential products, nor have we submitted any application to test any potential products in humans. Conducting clinical trials is a lengthy, expensive and uncertain process. Completion of clinical trials may take several years or more. The length of time generally varies substantially according to the type, complexity, novelty and intended use of the drug candidate. Our clinical trials, if commenced, may be suspended at any time if we or the U.S. Food and Drug Administration, or the FDA, believe the patients participating in our studies are exposed to unacceptable health risks. We may encounter problems in our studies which will cause us or the FDA to delay or suspend the studies. Our commencement and rate of completion of clinical trials may be delayed by many factors, including:

          - ineffectiveness of the study compound, or perceptions by physicians that the compound is not effective for a particular indication;

          - inability to manufacture sufficient quantities of compound for use in clinical trials;

          - failure of the FDA to approve our clinical trial protocols;

          - slower than expected rate of patient recruitment;

          - unforeseen safety issues; or

          - government or regulatory delays.

     If any future clinical trials are not successful, our business, financial condition and results of operations will be harmed.

ANY INABILITY TO ADEQUATELY PROTECT OUR PROPRIETARY TECHNOLOGIES COULD HARM OUR COMPETITIVE POSITION.

     Our success will depend in part on our ability to obtain patents and maintain adequate protection of other intellectual property for our technologies and products in the United States and other countries. If we do not adequately protect our intellectual property, competitors may be able to use our technologies and erode or negate our competitive advantage. The laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States, and we may encounter significant problems in protecting our proprietary rights in these foreign countries.

    The patent positions of biotechnology companies, including our patent position, involve complex legal and factual questions and, therefore, validity and enforceability cannot be predicted with certainty. Patents may be challenged, deemed unenforceable, invalidated or circumvented. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. We will apply for patents covering both our technologies and drug candidates as we deem appropriate. However, we may fail to apply for patents on important technologies or products in a timely fashion or at all, and in any event, the applications we do file may be challenged and may not result in issued patents. Our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products. Furthermore, others may independently develop similar or alternative technologies or design around our patented technologies. In addition, others may challenge or invalidate our patents, or our patents may fail to provide us with any competitive advantages. If the use or validity of any of our patents is ever challenged, resulting in litigation or administrative proceedings, we would incur substantial costs and the diversion of management in defending the patent. In addition, we generally do not control the patent prosecution of technology that we license from others. Accordingly, we are unable to exercise the same degree of control over this intellectual property as we would over technology we own.

     We rely upon trade secret protection for our confidential and proprietary information. We have taken measures to protect our proprietary information. These measures may not provide adequate protection for our trade secrets or other proprietary information. We seek to protect our proprietary information by entering into confidentiality agreements with employees, collaborators, and consultants. Nevertheless, employees, collaborators, or consultants may still disclose our proprietary information, and we may not be able to meaningfully protect our trade secrets. In addition, others may independently develop substantially equivalent proprietary information or techniques or otherwise gain access to our trade secrets.

LITIGATION OR OTHER PROCEEDINGS OR THIRD-PARTY CLAIMS OF INTELLECTUAL PROPERTY INFRINGEMENT WOULD REQUIRE US TO SPEND TIME AND MONEY AND COULD PREVENT US FROM DEVELOPING OR COMMERCIALIZING PRODUCTS.

     Our commercial success depends in part on not infringing the patents and proprietary rights of third parties and not breaching any licenses that we have entered into with regard to our technologies and products. The biotechnology industry is characterized by extensive litigation regarding patents and other intellectual property rights. Other parties may have been issued relevant patents or may have filed relevant patent applications that could affect our ability to obtain patents or to operate as we would like to in our research, development, and commercialization efforts. If we wish to use technologies claimed by third parties in issued and unexpired patents, then we may need to obtain license(s) from the owner(s) of such patent(s), enter into litigation, or incur the risk of litigation. Litigation or failure to obtain necessary licenses may impede our ability to obtain collaborations or to develop our products and could prevent us or our collaborators from developing or commercializing our products.

     Other biotechnology and pharmaceutical companies have filed patent applications and obtained patents, and in the future will likely continue to file patent applications and obtain patents, claiming polyketide synthase genes, gene fragments, and methods for modifying such genes or gene fragments. If these patents are valid or if these applications issue into valid patents, we will have to either circumvent the claims in these patents, or obtain licenses to use the patented technology in order to use these genes or technologies in the research, development and commercialization of our products and technologies. If we are unsuccessful in circumventing or acquiring licenses to these patents, our ability to research, develop or commercialize products may be blocked.

     Third parties may sue us in the future to challenge our patent rights or claim infringement of their patents. An adverse determination in litigation to which we may become a party could subject us to significant liabilities to third parties, require us to license disputed rights from third parties or require us to cease using the disputed technology.

     We are aware of a significant number of patents and patent applications relating to aspects of our technologies and families of compounds filed by, and issued to, third parties. If any of our competitors have filed patent applications or have been granted patents claiming inventions also claimed by us, we may have to participate in an interference proceeding declared by the relevant patent regulatory agency to determine priority of invention and, thus, the right to a patent for these inventions in the United States. Such a proceeding could result in substantial cost to us even if the outcome is favorable. For example, a number of companies have cloned polyketide synthase genes and described in patents or publications technology to modify those genes or express them in heterologous hosts using recombinant DNA technology. Such companies include, for example, Abbott Laboratories (erythromycin, niddamycin); Dow Agrosciences (spinosyn); Eli Lilly and Company (tylosin, spiramycin), Novartis (soraphen, epothilone); and Merck (avermectin, lovastatin). Even if successful on priority grounds, an interference may result in loss of claims based on patentability grounds raised in the interference. Although patent and intellectual property disputes in the biotechnology area are often settled through licensing or similar arrangements, costs associated with these arrangements may be substantial and could include ongoing royalties. Furthermore, we cannot be certain that the necessary licenses would be available to us on satisfactory terms, if at all.

     Third parties may obtain patents in the future and then claim that the use of our technologies infringes these patents or that we are employing their proprietary technology without authorization. Patent applications in the United States are secret until issued (certain United States patent applications will be published under new laws that become effective later this year) into corresponding patents, and the applications can be pending for several years after filing. We could incur substantial costs and diversion of management and technical personnel in defending ourselves against any of these claims or enforcing our patents against others. Furthermore, parties making claims against us may be able to obtain injunctive or other equitable relief which could effectively block our ability to further develop, commercialize, and sell products, and could result in the award of substantial damages against us. In the event of a successful claim of infringement against us, we may be required to:

          - pay damages;

          - stop using our products or methods;

          - develop non-infringing products or methods; and

          - obtain one or more licenses from third parties.

     We may not be able to obtain these licenses at a reasonable cost, if at all. In that event, we could encounter substantial delays in product introductions while we attempt to develop alternative methods or products, which we may not be able to accomplish.

IF WE ARE UNABLE TO EFFECTIVELY MANAGE OUR GROWTH THROUGH RECRUITING AND RETAINING SKILLED EMPLOYEES AND EXPAND OUR MANAGEMENT AND IMPROVE OUR CONTROLS AND SYSTEMS, WE MANY NOT BE ABLE TO MANAGE OUR DAY-TO-DAY OPERATIONS.

     We have experienced a period of rapid and substantial growth that has placed, and if this growth continues will further place, a strain on our human and capital resources. If we are unable to manage this growth effectively, then our losses could increase. The number of our employees increased from 21 on December 31, 1997 to 65 on September 30, 2000. Retaining our current employees and recruiting qualified scientific personnel to perform future research and development work will be critical to our success. Competition is intense for experienced scientists, and we may not be able to retain or recruit sufficient skilled personnel to allow us to pursue collaborations and develop our products and core technologies to the extent otherwise possible. Additionally, we are highly dependent on the principal members of our management and scientific staff, such as our two co-founders, the loss of whose services would adversely impact the achievement of our objectives. Although we maintain and are the beneficiary of $1.0 million key-man life insurance policies for the lives of each of our two co-founders, Dr. Daniel Santi, our chief executive officer, and Dr. Chaitan Khosla, a director and consultant, we do not believe the proceeds would be adequate to compensate us for their loss.

     Our ability to manage our operations and growth effectively requires us to continue to expend funds to expand our management and improve our controls and systems. If we are unable to successfully implement these expansions and improvements, then we may not be able to effectively manage our day-to-day operations.

WE FACE INTENSE COMPETITION FROM LARGE PHARMACEUTICAL COMPANIES, BIOTECHNOLOGY COMPANIES AND ACADEMIC GROUPS.

     We face, and will continue to face, intense competition from organizations such as large biotechnology and pharmaceutical companies, as well as academic and research institutions and government agencies, that are pursuing competing technologies for modifying DNA. These organizations may develop technologies that are superior alternatives to our technologies. Further, our competitors in the polyketide gene engineering field may be more effective at implementing their technologies to develop commercial products. Some of these competitors have entered into collaborations with leading companies within our target markets to produce polyketides for commercial purposes.

     Any products that we develop through our technologies will compete in multiple, highly competitive markets. Development of pharmaceutical products requires significant investment and resources. Many of the organizations competing with us in the markets for such products have greater capital resources, research and development and marketing staffs, facilities and capabilities, and greater experience in modifying DNA, obtaining regulatory approvals, and product manufacturing and marketing. Accordingly, our competitors may be able to develop technologies and products more easily, which would render our technologies and products and those of our collaborators obsolete and noncompetitive.

IF WE FACE CLAIMS IN CLINICAL TRIALS OF A DRUG CANDIDATE, THESE CLAIMS WILL DIVERT OUR MANAGEMENT'S TIME AND WE WILL INCUR LITIGATION COSTS.

     We face an inherent business risk of clinical trial liability claims in the event that the use or misuse of our potential products results in personal injury or death. We may experience clinical trial liability claims if our drug candidates are misused or cause harm before regulatory authorities approve them for marketing. We currently do not maintain clinical trial liability insurance coverage. Even if we do obtain an insurance policy, it may not be sufficient to cover claims that may be made against us. Clinical trial liability insurance is expensive, difficult to obtain and may not be available in the future on acceptable terms, if at all. Any claims against us, regardless of their merit, could materially and adversely affect our financial condition, because litigation related to these claims would strain our financial resources in addition to consuming the time and attention of our management. If we are sued for any injuries caused by our products, our liability could exceed our total assets.

WE USE HAZARDOUS CHEMICALS AND RADIOACTIVE AND BIOLOGICAL MATERIALS IN OUR BUSINESS. ANY CLAIMS RELATING TO IMPROPER HANDLING, STORAGE, OR DISPOSAL OF THESE MATERIALS COULD BE TIME CONSUMING AND COSTLY.

     Our research and development processes involve the controlled use of hazardous materials, including hazardous chemicals and radioactive and biological materials. Some of these materials may be novel, including bacteria with novel properties and bacteria that produce biologically active compounds. Our operations also produce hazardous waste products. We cannot eliminate the risk of accidental contamination or discharge and any resultant injury from these materials. Federal, state, and local laws and regulations govern the use, manufacture, storage, handling, and disposal of these materials. We believe that our current operations comply in all material respects with these laws and regulations. We could be subject to civil damages in the event of an improper or unauthorized release of, or exposure of individuals to, hazardous materials. In addition, we could be sued for injury or contamination that results from our use or the use by third parties or our collaborators of these materials, and our liability may exceed our total assets. Compliance with environmental laws and regulations may be expensive, and current or future environmental regulations may impair our research, development, or commercialization efforts.

WE HAVE ANTI-TAKEOVER PROVISIONS IN OUR CORPORATE CHARTER DOCUMENTS THAT MAY RESULT IN OUTCOMES WITH WHICH YOU DO NOT AGREE.

     Our board of directors has the authority to issue up to 10,000,000 shares of undesignated preferred stock and to determine the rights, preferences, privileges and restrictions of those shares without further vote or action by our stockholders. The rights of the holders of any preferred stock that may be issued in the future may adversely affect the rights of the holders of common stock. The issuance of preferred stock could make it more difficult for third parties to acquire a majority of our outstanding voting stock.

     Our certificate of incorporation provides for staggered terms for the members of the board of directors and prevent our stockholders from acting by written consent. These provisions and other provisions of our bylaws and of Delaware law applicable to us could delay or make more difficult a merger, tender offer or proxy contest involving us. This could reduce the price that investors might be willing to pay for shares of our common stock and result in the market price being lower than it would be without these provisions.

SOME OF OUR EXISTING STOCKHOLDERS CAN EXERT CONTROL OVER US, AND MAY NOT MAKE DECISIONS THAT ARE IN THE BEST INTEREST OF ALL STOCKHOLDERS.

     Our officers, directors and affiliates together control approximately 46% of our outstanding common stock, including those shares issued in connection with our October 2000 initial public offering. As a result, these stockholders, if they act together, are able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of us and might affect the market price of our common stock, even when a change may be in the best interests of all stockholders. In addition, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and accordingly, they could cause us to enter into transactions or agreements which we would not otherwise consider.

OUR STOCK PRICE HAS BEEN, AND MAY CONTINUE TO BE, EXTREMELY VOLATILE.

     The trading price of our common stock has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

          - announcements of technological developments in research by us or our competitors;

          - delay or failure in initiating, conducting, completing or analyzing clinical trials or unsatisfactory design or results of these trials;

          - achievement of regulatory approvals;

          - new products or services introduced or announced by us or our competitors;

          - changes in financial estimates by securities analysts;

          - announcements of departures or departures of key personnel; and

          - sales of our common stock.

    In addition, the stock market in general, and the Nasdaq National Market and the market for biotechnology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted against that company. If this type of litigation were instituted against us, we would be faced with substantial costs and management's attention and resources would be diverted, which could in turn seriously harm our business, financial condition and results of operations.

WE EXPECT THAT OUR QUARTERLY RESULTS OF OPERATIONS WILL FLUCTUATE, AND THIS FLUCTUATION COULD CAUSE OUR STOCK PRICE TO DECLINE, CREATING INVESTOR LOSSES.

     Our quarterly operating results have fluctuated in the past and are likely to do so in the future. These fluctuations could cause our stock price to fluctuate significantly or decline. Some of the factors which could cause our operating results to fluctuate include:

          - expiration of research contracts with collaborators or government research grants, which may not be renewed or replaced;

          - the success rate of our discovery efforts leading to milestones and royalties;

          - the timing and willingness of collaborators to commercialize our products; and

          - general and industry specific economic conditions, which may affect our collaborators' research and development expenditures.

     A large portion of our expenses are relatively fixed, including expenses for facilities, equipment, and personnel. Accordingly, if revenues decline or do not grow due to expiration or termination of research contracts or government research grants, failure to obtain new contracts or other factors, we may not be able to correspondingly reduce our operating expenses. In addition, we expect operating expenses to continue to increase. Failure to achieve anticipated levels of revenues could therefore significantly harm our operating results for a particular fiscal period.

     Due to the possibility of fluctuations in our revenues and expenses, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. Our operating results in some quarters may not meet the expectations of stock market analysts and investors. In that case, our stock price would probably decline.

ITEM 3:       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The primary objective of our investment activities is to preserve the principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, our funds are currently invested in U.S. Treasury and government agency obligations, investment-grade asset-backed securities and corporate obligations. As of September 30, 2000, approximately 47% of our total portfolio will mature in one year or less, with the remainder maturing in less than two years.

     The following table represents the fair value balance of our cash, cash equivalents, short-term and long-term investments that are subject to interest rate risk by year of expected maturity and average interest rates as of September 30, 2000 (dollars in thousands):


                                               2000             2001              2002
                                               ----             ----              ----


         Cash & equivalents                 $   4,923            --                --
         Average interest rates                  5.94%

         Short-term investments                 4,160         $   5,410
         Average interest rates                  6.15%              6.45%

         Long-term investments                   --              10,014         $  5,589
         Average interest rates                                    6.81%             7.1%



     We did not hold derivative instruments as of September 30, 2000, and we have never held such instruments in the past. In addition, we had outstanding debt, consisting of borrowings under an equipment financing line of credit and capital lease obligations, of $3.4 million as of September 30, 2000, with a range of interest rates of between 10.6% and 17.7%.

PART II. OTHER INFORMATION

Item 1:    Legal Proceedings

           Not applicable

Item 2:    Changes in Securities and Use of Proceeds

(c)      Recent Sales of Unregistered Securities

           During the quarter ended September 30, 2000, we issued 561,084 shares of unregistered common stock to employees pursuant to the exercise of stock options under our 1996 Stock Option Plan. These options were exercised at a weighted average exercise price of $2.59 per share. The issuance of these securities was deemed to be exempt from registration under the Securities Act in reliance on Rule 701 of the Securities Act.

(d)      Use of Proceeds From Sale of Registered Securities

           In October 2000, we completed an initial public offering of our common stock pursuant to a registration statement on Form S-1, file number 333-33732. All 5,750,000 shares of common stock offered, inclusive of 750,000 shares of common stock subject to the underwriters' over-allotment option, were sold at a price per share of $14.00. The managing underwriters of our offering were Lehman Brothers, CIBC World Markets, SG Cowen and Fidelity Capital Markets.

           We paid a total of approximately $5.6 million in underwriting discounts and commissions and expect other costs and expenses, other than underwriting discounts and commissions, will total approximately $1.5 million in connection with the offering. After deducting the underwriting discounts and commissions and the offering costs and expenses, we estimate net proceeds of approximately $73.4 million.

           We intend to use the net proceeds for advancing our drug candidates through preclinical and later stage development, discovering or acquiring new drug candidates, expanding our technology platform, capital expenditures, working capital, general corporate purposes and possible future acquisitions. To date, we have not used any of the net proceeds from the offering and, pending such use, our funds have been invested in U.S. Treasury and government agency obligations, investment-grade asset-backed securities and corporate obligations.

Item 4:    Submission of Matters to Vote of Security Holders

            By written consent dated as of August 31, 2000, Kosan's stockholders approved the following items in an action by written consent:

          - approval of the Amended and Restated Certificate of Incorporation to effect the 3-for-1 forward stock split and increase in the number of authorized common shares;

          - approval of the Amended and Restated Bylaws; - amendments to the 1996 Stock Option Plan;

          - the adoption of the 2000 Non-Employee Director Stock Option Plan;
            and

          - the adoption of the 2000 Employee Stock Purchase Plan.

     Stockholders holding 77.47% of the shares (on an if converted into common stock basis) outstanding at that time, consented to the foregoing.

Item 6:    Exhibits and Reports on Form 8-K

          a) Exhibit 27.1 Financial Data Schedule

          b) Reports on Form 8-K
             None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      Kosan Biosciences Incorporated

November 13, 2000                     By: /s/ Daniel V. Santi
                                          -------------------
                                          Daniel V. Santi, M.D., Ph.D.
                                          Chairman and Chief Executive Officer

November 13, 2000                     By: /s/ Susan M. Kanaya
                                          -------------------
                                          Susan M. Kanaya
                                          Vice President, Finance and
                                          Chief Financial Officer
                                          (principal financial and accounting
                                          officer)