Form 10-K405
period 2000-12-31
KOSAN BIOSCIENCES INC
filed 2001-03-30
CIK 1110206

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------
(MARK ONE)

      [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000.

                                       OR

      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                       COMMISSION FILE NUMBER: 000-31633
                            ------------------------

                         KOSAN BIOSCIENCES INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      94-3217016
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

                3832 BAY CENTER PLACE, HAYWARD, CALIFORNIA 94545
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (510) 732-8400
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                          COMMON STOCK $.001 PAR VALUE
                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

     The aggregate market value of the Common Stock of the registrant held by non-affiliates as of March 15, 2001 was $106,892,035.(1)

     The number shares of Common Stock outstanding at March 15, 2001 was 25,157,111 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain information in Part III of this Annual Report on Form 10-K is incorporated by reference to the Proxy Statement for the registrant's 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.
---------------
(1) Excludes 12,853,700 shares of the Registrant's Common Stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the Common Stock outstanding at March 15, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         KOSAN BIOSCIENCES INCORPORATED

                                   FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................   14
Item 3.   Legal Proceedings...........................................   15
Item 4.   Submission of Matters to a Vote of Security Holders.........   15

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   16
Item 6.   Selected Financial Data.....................................   18
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results
          of Operations...............................................   20
Item 7A.  Quantitative and Qualitative Disclosures about Market
          Risk........................................................   24
Item 8.   Financial Statements and Supplementary Data.................   31
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial
          Disclosure..................................................   31

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   31
Item 11.  Executive Compensation......................................   31
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   31
Item 13.  Certain Relationships and Related Transactions..............   31

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   32
Signatures............................................................   35
Financial Statements..................................................  F-1

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Act of 1934. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology including "anticipates," "believes," "expects," "plans," "can," "continue," "could," "should," "may" or "will" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under "Risk Factors That May Affect Results of Operations and Financial Condition," contained in Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations," that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements.

     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are not under any duty to update any of the forward-looking statements after the date we file this Annual Report on Form 10-K to confirm these statements to actual results, unless required by law.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     We are a biotechnology company using our proprietary technologies to develop drug candidates from an important class of natural product compounds known as polyketides. Polyketides are naturally made in very small amounts in microorganisms and are difficult to make or modify chemically. Using our proprietary technologies we are able to create, modify and produce polyketides in ways that chemists cannot. Creating novel polyketides should provide us with a pipeline of potential drug candidates that address large markets.

     We can make improved versions of a known polyketide pharmaceutical product and are able to change a polyketide used in one therapeutic area to create a new polyketide used for another. We can take the genetic instructions for making a polyketide out of one microorganism and put them into another microorganism which provides a more favorable environment to grow and produce more of the polyketides.

     Our strategy is to use our technologies to create new polyketides for development as pharmaceutical products. We have programs to exploit all aspects of our technology. Our programs in the areas of infectious disease and immunosuppression are directed to the development of improved versions of existing products. Our programs in the areas of gastrointestinal motility, mucus hypersecretion, and nerve regeneration are directed to the development of new drugs derived from drugs developed for other indications. Our program in the area of cancer is directed to the large scale production and development of a polyketide that is produced in very low amounts naturally. All of our programs address existing or potential large markets.

OVERVIEW OF POLYKETIDES

     Polyketides are complex natural products that are produced by microorganisms. There are about 10,000 known polyketides, from which numerous pharmaceutical products in many therapeutic areas have been derived. The following table lists some of the important polyketides and their uses.

                  SELECTED POLYKETIDE PRODUCTS AND THEIR USES

              PRODUCT (TRADE NAME)                        USE
              --------------------                        ---
Azithromycin (Zithromax)........................  Antibacterial
Clarithromycin (Biaxin).........................  Antibacterial
Erythromycin....................................  Antibacterial
Rifamycin (Rifampin)............................  Antibacterial
Tetracyclines...................................  Antibacterial
Doxorubicin (Adriamycin)........................  Anticancer
Amphotericin B..................................  Antifungal
Lovastatin (Mevacor)............................  Cholesterol-lowering
Pravastatin (Pravacol)..........................  Cholesterol-lowering
Simvastatin (Zocor).............................  Cholesterol-lowering
Tacrolimus (FK506, Prograf).....................  Immunosuppressant
Sirolimus (Rapamycin)...........................  Immunosuppressant
Spinosad........................................  Insecticide
Avermectin......................................  Veterinary Product

     We focus on polyketides because of their demonstrated ability to treat many different disease conditions. To understand what we do and why we believe our company can develop valuable, new polyketide pharmaceutical products, one needs to understand how polyketides are made.

     Unlike most classes of compounds, different polyketides often have unrelated structures. The common features that link the polyketides as a class are the sequence of reactions by which they are formed, and the intermediate compounds made in these reactions. Each polyketide is produced by a unique polyketide synthase, or PKS, which is a large enzyme composed of many component enzymes. There are two types of PKSs, modular and iterative. Modular PKSs contain many enzymes, each of which is used only once during polyketide production, while iterative PKSs may use some enzymes several times. Erythromycin is an example of a polyketide made by a modular PKS. Erythromycin is not only a valuable antibiotic product but is also used in the production of the antibiotics azithromycin and clarithromycin.

     A modular PKS is composed of multiple proteins. The instructions for making these proteins is contained in the DNA, or genome, of the microorganism that produces the modular PKS. Each protein has its own set of instructions, which is called the gene for the protein. The complete set of genes for a modular PKS that produces a polyketide is called a gene cluster. When any gene of a polyketide gene cluster is identified, the entire cluster can be easily obtained. We accomplish this by using recombinant DNA technology, which is a set of techniques that enables scientists to combine or alter DNA from different organisms.

                                   [GRAPHIC]

[DESCRIPTION OF POLYKETIDE SYNTHESIS]
[THE ARTWORK IS A DEPICTION OF A POLYKETIDE (PKS) GENE CLUSTER, WITH 4 MODULES INDICATED; UNDERNEATH EACH MODULE IS THE 2-CARBON UNIT BUILDING BLOCK OF POLYKETIDES IT SPECIFIES. UNDERNEATH THE 4 BUILDING BLOCKS (IN A ROW) IS THE CORRESPONDING PKS, SHOWING THE COMPONENT ENZYMES OF EACH OF THE 4 MODULES AND THE INTERMEDIATE POLYKETIDE CHAINS FORMED AT EACH MODULE. FINALLY, AT THE BOTTOM LEFT THERE IS A DEPICTION OF THE BUILDING BLOCKS USED BY THE PKS WITH AN ARROW LEADING FROM THE BUILDING BLOCKS TO THE PKS; AT THE RIGHT THERE IS A DOWNWARD ARROW LEADING FROM THE PKS TO THE POLYKETIDE SHOWN IN THE RIGHT, LOWER CORNER.]

     To understand how we modify the gene cluster for a modular PKS to create new polyketides, an understanding of how a modular PKS actually makes or synthesizes a polyketide is necessary. The synthesis of a polyketide essentially involves the linking of a number of small building block compounds to form the larger polyketide. A modular PKS can be functionally subdivided into units called modules, each of which is responsible for a single building block used in the synthesis. Synthesis begins at the first module, called the loading module, located at one end of the PKS, and continues to the end through multiple extender modules, each of which adds and modifies another building block. This process creates a chain of building blocks that forms the polyketide; in many instances the chain is linked to itself to form a ring. Because each module codes for one building block, the number of modules in a PKS codes for the size of the polyketide. Each module contains three essential enzyme activities responsible for connecting the polyketide building blocks. One of these activities selects which building block (there are at least 4 different building blocks) is used, and the other two are involved in linking the building block to the growing chain and passing the chain to the next module. A module may also have 1, 2, or 3 additional enzymes that modify the building blocks once they are incorporated into the chain.

     The structure of a polyketide can therefore be viewed as being determined by the types, order and number of modules in a modular PKS. The types of modules dictate which building blocks are used, the order of the modules dictates the sequence of building blocks, and the number of modules dictates the number of building blocks in, or size of, the polyketide. Modifying, adding or deleting the modules results in specific and predictable changes to the structure of the polyketide.

OUR STRATEGY

     Our goal is to use our technologies to create a pipeline of drug candidates that can be developed into pharmaceuticals and advanced into clinical trials. Our focus is on drug candidates that address large markets. Our strategy includes the following components:

     Maximize Value, Minimize Risk. We apply our technologies to generate a pipeline of drug candidates that are improved versions of existing pharmaceutical products. By improving the properties of currently marketed pharmaceuticals, we believe we can create novel products that take advantage of the known utility, safety, development path and market for existing drugs to reduce the risk and time required for development.

     Establish Collaborative Relationships. We have entered into a collaboration with The R.W. Johnson Pharmaceutical Research Institute, a Johnson & Johnson company, in the area of infectious disease. We plan to establish additional collaborative relationships with large pharmaceutical companies to move our drug candidates into and through clinical trials and to the market, prepare and screen our polyketide libraries, apply our technologies to create new polyketides and develop large-scale production systems.

     Enhance Leadership Position Of Our Technology Platform. We will expand and enhance our technologies by increasing in-house research activities. We will continue to extend the reach of our technologies through strategic alliances or acquisitions. We plan to broaden and protect our intellectual property portfolio and in-license patents that complement our core technologies.

     Acquire Complementary Technologies And Products. We have a collaboration and license agreement with Sloan-Kettering in the area of cancer therapeutics. We may acquire or license additional complementary technologies or product candidates from other third parties.

OUR TECHNOLOGY PLATFORM

     Our technology platform has five components: polyketide gene alteration, chemo-biosynthesis, heterologous over-expression, combinatorial biosynthesis, and screening libraries. Together, our technologies enable us to modify, create and produce proprietary polyketides with potential for development as valuable pharmaceutical products.

  Polyketide Gene Alteration

     The structure of a polyketide is primarily determined by variation in the number, order and type of modules in the PKS. Our technologies enable us to make these alterations in a specific, directed manner, and thus we can control the polyketide structure.

     Polyketides are structurally complex compounds that are difficult to make or modify chemically. Because each building block of a polyketide is selected by a specific module of the PKS, we use our technologies to make precise structural changes by altering the module that specifies the targeted building block. We use our technologies to improve properties of known biologically active molecules. This can be done by using our technology to change a portion of the polyketide that cannot be chemically modified to one that can, allowing us to make subsequent chemical modifications not otherwise feasible. We can also make changes in the structure of existing proprietary polyketide products to create a new polyketide proprietary to us. In addition, by changing the order, type and number of modules, we can create entirely new libraries of polyketides as sources of new compounds both for screening for new activities and for improving a lead compound.

  Chemo-Biosynthesis

     We incorporate chemically synthesized fragments into complicated polyketide structures, permitting changes in their structures and properties in ways that have not been achieved by any other process. This has enabled us to produce novel polyketides used in the production of the drug candidates in our collaboration with The R.W. Johnson Pharmaceutical Research Institute.

     First, we disable the loading and first extender modules in a PKS by altering the gene that contains the instructions for these modules. This prevents formation of the two-building-block intermediate that feeds the second extender module, but leaves the remainder of the PKS fully functional. Then, microorganisms containing this modified PKS are fed our chemically synthesized fragments that substitute for the natural building-block intermediate.

  Heterologous Over-Expression

     We can isolate a polyketide gene cluster from one organism and transfer it to another. This is important because many polyketides are produced by microorganisms that are difficult or slow to grow, or in which recombinant DNA methods have not been developed. In addition, polyketides are often produced in small amounts in organisms that naturally produce them, which can limit their commercial development. We have created microorganisms for efficient polyketide manipulation and production. Our proprietary technologies allow us to transfer polyketide genes to these microorganisms to enable easier manipulation and increased production of polyketides necessary for commercialization.

  Combinatorial Biosynthesis

     We have developed a technology to produce large collections, called libraries, of polyketides rapidly and efficiently. Because the approximately 10,000 naturally occurring polyketides have yielded many pharmaceutical products, we believe that libraries of new polyketides may do likewise. To create these libraries we separate the large polyketide gene cluster into several fragments. Each of these fragments is then genetically manipulated to produce numerous variations. We then reassemble the gene cluster with various combinations of the altered fragments to create large polyketide libraries. Because many different combinations of the altered fragments can be assembled simultaneously, our combinatorial biosynthesis technology can be used to produce large polyketide libraries. For example, we believe our scientists have created the largest number of erythromycin analogs produced by genetic engineering.

  Screening Libraries

     In addition to our technology to make polyketide libraries by combinatorial biosynthesis, we have and continue to expand a library of polyketides produced by chemical synthesis. We have also acquired a collection of over 10,000 soil microorganisms. We believe that the compounds from these libraries, together with our technologies, will provide new drug candidates for our product pipeline.

DEVELOPMENT OPPORTUNITIES

     Our primary programs are currently directed at discovery and development of polyketides for infectious disease, gastrointestinal motility disorders, mucus hypersecretion, cancer, immunosuppression and nerve regeneration. These programs were selected because they represent opportunities where our technologies could improve upon existing products or fill unmet needs, and because each addresses large markets. We are able to maintain a diverse portfolio of drug candidates because the fundamental aspects of our technology generally apply to all modular PKS gene clusters.

  Infectious Disease

     Clarithromycin, marketed as Biaxin(R) by Abbott Laboratories, and azithromycin, marketed as Zithromax(R) by Pfizer, are polyketide-derived antibiotics that show high potency, a broad spectrum of activity and few side effects. These products had revenues in 2000 of approximately $2.5 billion. However, organisms are emerging that are resistant to these two drugs. Ketolides, derivatives of the polyketide erythromycin, possess the potency and spectrum of activity shown by clarithromycin and azithromycin, but are effective against these resistant organisms. Aventis Pharmaceuticals has recently filed a New Drug Application with the FDA for a ketolide and Abbott Laboratories also has a ketolide in clinical trials.

     We have a collaborative research agreement with The R.W. Johnson Pharmaceutical Research Institute, a Johnson & Johnson company, to discover and develop a next-generation ketolide. Our collaboration was established in September 1998, and has already resulted in several proprietary ketolides that we believe have activities competitive with other ketolides. Several of these compounds are currently undergoing preclinical evaluation.

  Gastrointestinal Motility

     One of the actions of erythromycin is stimulation of gastrointestinal movement, or GI motility. Therefore, erythromycin-derived compounds called motilides may be useful to treat diseases such as gastroparesis and gastroesophageal reflux disease, also known as GERD or heartburn, that are unresponsive to antacids. Until recently, the leading product used for stimulation of GI motility was cisapride, marketed as Propulsid(R)by Johnson & Johnson, which had sales of approximately $1 billion in 1999. Due to reported side effects, Cisapride is no longer marketed in the United States and several other countries. Motilides have an entirely different mechanism of action and should not have the same side effects. Chugai Pharmaceuticals has a motilide candidate in clinical trials.

     Many compounds in our erythromycin library can readily be converted into motilides. We have prepared several proprietary motilides with in vitro activity comparable to the motilide in clinical trials. In addition, our technologies enable the preparation of numerous new motilides that could not easily be made chemically.

  Mucus Hypersecretion

     Mucus hypersecretion, or excessive production of mucus, is a major, problematic symptom of asthma, chronic obstructive pulmonary disease, or COPD, cystic fibrosis and allergic rhinitis, including hay fever. Mucus hypersecretion in these diseases results from the release of mucus from abnormally high numbers of large mucus-secreting cells called goblet cells. There is no effective treatment for this type of mucus hypersecretion from which to determine market potential, but we believe, based on disease prevalence, that the market potential is large.

     Our scientists, in collaboration with scientists at the University of California, San Francisco, have discovered a potential target for inhibiting mucus hypersecretion. We have prepared a non-antibiotic analog of erythromycin that inhibits this target, and are using our technologies to optimize its activity.

  Cancer

     Many cancers are treated by paclitaxel, marketed as Taxol(R) by Bristol-Myers Squibb, which had revenues in 2000 of approximately $1.6 billion. However, some tumors are resistant to Taxol. Epothilone, a polyketide with an identical mechanism of action and similar potency to Taxol, is active against Taxol-resistant tumors. A major problem with the further development of epothilone is that its sole natural source produces small amounts. Moreover, one of the most effective forms of epothilone, epothilone D, represents only about 10% of the total epothilones naturally produced.

     Although epothilone has been chemically synthesized, the synthesis is not readily amenable to large-scale production. Our technology allows polyketide genes to be moved from the natural producer organism to another to produce greater quantities of the polyketide. Our scientists have cloned and expressed the epothilone gene cluster in two different organisms and demonstrated production of all important forms of epothilone, including epothilone D. We believe we can increase current yields of the important types of epothilone using our technologies. We also expect to produce proprietary analogs of epothilone.

     In August 2000, we entered into a collaboration and license agreement with Sloan-Kettering to discover and develop epothilone compounds, including an epothilone compound that is in preclinical development by Sloan-Kettering. We expect to initiate clinical trials of this compound this year.

  Immunosuppression

     Prograf(R) marketed by Fujisawa, also known as FK506, is one of the most widely used immunosuppressants for organ transplantation, with 2000 worldwide revenues of approximately $400 million. Additionally, FK506 has been approved in Japan to treat atopic dermatitis and approval for this indication is pending in the United States and Europe. It is also in clinical trials to treat psoriasis, rheumatoid arthritis, and other autoimmune diseases. The enzyme P450-3A metabolizes FK506 at a single site to destroy over 90% of the drug. A major problem is that P450-3A levels are variable among individuals and fluctuate in the presence of other drugs. As a result, FK506 metabolism is variable in different people and its dosage must be carefully individualized and monitored to avoid under- or over-dosing.

     If the sites at which FK506 is metabolized by P450-3A could be blocked without affecting biological activity, the variable metabolism of the drug might be avoided. The primary sites of metabolism of FK506 are different from those required for activity, so we do not expect their modification to prevent metabolism to be detrimental. These sites of metabolism cannot be protected by chemical modification, but can be protected using our technology. We are modifying these sites in an FK506 analog, FK520, to make proprietary, metabolically stable analogs.

  Nerve Regeneration

     The immunosuppressive effect of FK506 is generated by concurrent binding to two proteins, FKBP and calcineurin. However, analogs of FK506 that bind to FKBP but not calcineurin stimulate nerve regeneration without immunosuppression. Such compounds could be used to treat peripheral and spinal cord injury, Parkinson's disease, and other diseases involving nerve degeneration.

     We are converting our metabolically stable FK520 analogs to compounds that can be used for nerve regeneration without immunosuppression. This conversion involves a chemical modification that prevents the compounds from binding to a protein, calcineurin, involved in immunosuppression. Our analogs may have advantages, because we expect them to be orally available, have well-characterized pharmacokinetic properties, and penetrate the blood brain barrier.

INTELLECTUAL PROPERTY

     Our intellectual property consists of patents, copyrights, trade secrets and know-how. Our ability to compete effectively depends in large part on our ability to obtain patents for our technologies and products, maintain trade secrets and operate without infringing the rights of others, and to prevent others from infringing on our proprietary rights. We will be able to protect our technologies from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents, or are effectively maintained as trade secrets. Accordingly, patents or other proprietary rights are an essential element of our business. As of December 31, 2000, we owned six U.S. and two foreign patents (which expire beginning in 2013) and had exclusive license rights to nine U.S. and five foreign patents (which expire beginning in 2013) owned by Stanford University and two foreign patents (which expire beginning in 2014) owned by the Sloan-Kettering Institute for Cancer Research. On that date, we also had 54 U.S. and 39 foreign patent applications, as well as had exclusive rights to 30 U.S. and 46 foreign patent applications.

     We have exclusive rights to technologies developed by Dr. Chaitan Khosla and claimed in a series of issued and pending patents filed by Stanford University beginning in 1993. These patents include claims to recombinant expression of polyketide synthase enzymes and production of polyketides using recombinantly expressed enzymes, as well as useful hosts, vectors, and methods of library production. To date, nine of these patents have issued by the U.S. Patent Office. We have also entered into an agreement with Stanford University that grants us an exclusive option to license certain new technologies involving polyketides and their production developed by Dr. Khosla.

     We have exclusive rights to technology developed by Dr. Samuel Danishefsky claimed in a series of issued and pending patents filed by Sloan-Kettering. These patents include claims to epothilone compounds and methods of making and using epothilones.

     We have an issued U.S. patent claiming the production of polyketide libraries using our proprietary multi-vector technology and the production of polyketides in E. coli and yeast as well as issued U.S. patents claiming recombinant polyketide synthase and modification enzyme genes and gene sequences and host cells for the production of polyketides. We have applied for patents claiming the production of polyketides in plant cells, polyketide gene clusters cloned and expressed in heterologous hosts, and novel polyketide compounds generated in our drug discovery and development programs.

     Our policy is to file patent applications to protect technology, compounds and improvements commercially important to our business. We also rely on trade secrets to protect our technology, especially where patent protection is deemed inappropriate or unobtainable. We protect our proprietary technology and processes, in part, by confidentiality agreements with our employees, consultants, collaborators and certain contractors. There can be no assurance that proprietary information will not be disclosed, that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or that we can meaningfully protect our trade secrets.

COLLABORATIVE RESEARCH AND DEVELOPMENT AGREEMENTS

  Johnson & Johnson

     Effective September 28, 1998, we signed a two-year collaborative agreement with The R.W. Johnson Pharmaceutical Research Institute and Ortho-McNeil Pharmaceutical, Inc., both Johnson & Johnson companies, which, subject to termination provisions, has been extended through December 2001. Under the terms of the agreement, we use our technologies to produce specific novel antibiotics on a best efforts basis. The agreement provides for payments to us, including for research and development, and for reaching certain milestones. In addition to creating a three-year collaborative research term, the agreement grants several licenses that include:

     - A research license, whereby we and The R.W. Johnson Pharmaceutical Research Institute grant each other a non-exclusive license, with no sublicense rights, to make and use methods and material covered under each of our patents to carry out research during the term of the agreement;

     - A screening license, whereby we grant to The R.W. Johnson Pharmaceutical Research Institute a non-transferable exclusive license, with the right to grant sublicenses, to conduct screening for antibiotic activity; and

     - A development and commercialization license, whereby we grant to The R.W. Johnson Pharmaceutical Research Institute and Ortho-McNeil
       Pharmaceutical, Inc. exclusive worldwide rights to make, use, develop and sell the licensed products as defined in the agreement.

     The development, marketing, and sale of drugs resulting from this collaboration will be undertaken by The R.W. Johnson Pharmaceutical Research Institute and Ortho-McNeil Pharmaceutical, Inc. Should the development efforts result in a marketable product, we will receive royalty payments based on product sales as well as payments based on reaching research and development milestones. We recognized $3.8 million of contract revenue for the year ended December 31, 2000, $5.0 million for the year ended December 31, 1999 and $969,000 for the same period in 1998, pursuant to this agreement. Such amounts, excluding initial and milestone payments, approximated research and development expenses under this collaboration. Included in such amounts is the ratable portion of a $1.0 million up-front fee received upon signing the agreement, which was recognized over the initial two-year term of the agreement. Included in 1999 contract revenue were $1.2 million of non-recurring milestone payments earned under this agreement. The R.W. Johnson Pharmaceutical Research Institute and Ortho-McNeil Pharmaceutical, Inc., can terminate the agreement as a whole upon payment of a termination fee. After the research term under this agreement ends, The R.W. Johnson Pharmaceutical Research Institute and Ortho-McNeil Pharmaceutical, Inc. can terminate the agreement as a whole or with respect to any pharmaceutical product upon three months' written notice and they or we may terminate the agreement upon 90 days' written notice upon a material breach of the agreement. If The R.W. Johnson Pharmaceutical Research Institute and Ortho-McNeil Pharmaceutical, Inc. terminate the agreement or reduce the research funding for the third year of the research term, rights to compounds developed under the agreement revert to us except for rights to compounds being commercialized by The R.W. Johnson Pharmaceutical Research Institute and Ortho-McNeil Pharmaceutical, Inc. So long as The R.W. Johnson Pharmaceutical Research Institute and Ortho-McNeil Pharmaceutical, Inc. are actively developing or commercializing a product under the agreement, the agreement does not terminate until the last patent claiming the product or its manufacture or use expires or, in the absence of any such patent, until ten years after the first commercial sale of the product.

  Sloan-Kettering Institute For Cancer Research

     Effective August 26, 2000, we signed a collaboration and license agreement with the Sloan-Kettering Institute for Cancer Research relating to epothilones. Under the agreement, we will use our technologies to produce a specific epothilone compound to be tested in clinical trials and work collaboratively with Sloan-Kettering to develop new compounds and production methods and to conduct clinical trials. Under the agreement, we paid Sloan-Kettering an initial license fee and will pay annual maintenance fees as well as payments for research and development costs, including the costs of clinical trials, and, should the development efforts result in a marketable product, royalty payments based on product sales as well as payments for reaching clinical development milestones.

     In addition to creating a collaborative research program with at least a two year term, the agreement grants licenses that include:

     - A research license, whereby we and Sloan-Kettering grant each other a license to make and use methods and material covered under each of our patents to carry out research during the term of the agreement; and

     - A development and commercialization license, with the right to sublicense, whereby Sloan-Kettering grants us exclusive worldwide rights, with the conditional right to sublicense, to make, use, develop and sell the licensed products.

     At any time prior to the initiation of the Phase II clinical trials contemplated by the agreement, if we and Sloan-Kettering jointly determine that the objectives of the collaboration cannot be met, then the agreement terminates. Also, if we are unable to produce or otherwise provide the materials required for Phase II clinical trials within specified time periods in advance of the conclusion of the Phase I clinical trials, Sloan-Kettering has the right to terminate the agreement. Upon termination, all rights granted by one party to the other revert to the granting party. Otherwise, so long as we are actively developing or commercializing a product under the agreement, the agreement does not terminate until the last patent claiming the product or its manufacture or use expires or, in the absence of any such patents, until ten years after the first commercial sale of the product.

  Stanford University

     Effective March 11, 1996, we entered into an exclusive license agreement with the Board of Trustees of the Leland Stanford Junior University, or Stanford University, for certain technology and related patent rights now contained in nine issued U.S. and five foreign patents, as well as 50 U.S. and foreign patent applications, and materials for the recombinant production of novel polyketides. Under the terms of the agreement, we pay an annual license fee to Stanford University, make milestone payments and pay royalties on net sales resulting from successful products originating from the licensed technology. In March 2000, an amendment to the agreement was signed that provides us an exclusive option to acquire an exclusive license to future patents or patent applications as determined by Stanford which are related to certain technology developed by Dr. Khosla related to polyketides and their production.

  Harvard College

     Effective December 2, 1998, we entered into an exclusive license agreement with the President and Fellows of Harvard College for certain technology and related patent rights for the production of polyketides. In connection with the license agreement, which gives us the exclusive license rights to the technology in five patent applications, we paid a non-refundable license fee and will pay annual maintenance fees, milestones and royalties on net sales of products originating from the licensed technology.

     The Company made total payments under its collaboration and license agreements for the years ended December 31, 2000, 1999 and 1998 of approximately $373,000, $42,500 and $32,500, respectively. The Company estimates its non-cancelable commitments under these agreements to be approximately $384,000.

COMPETITION

     The pharmaceutical and biotechnology industries are intensely competitive. Many companies, including biotechnology, chemical, and pharmaceutical companies, are actively engaged in research and development of drugs for the treatment of the same diseases and conditions as our potential product candidates. Many of these companies have substantially greater financial and other resources, larger research and development staffs, and more extensive marketing and manufacturing organizations than we do. In addition, some of them have considerable experience in preclinical testing, clinical trials, and other regulatory approval procedures. There are also academic institutions, governmental agencies, and other research organizations that are conducting research in areas in which we are working. They may also market commercial products, either on their own or through collaborative efforts.

     We face significant competition from large pharmaceutical companies that are pursuing the same or similar technologies, including polyketide manipulation, as the technologies used by us in our drug discovery efforts. For example, a number of companies have cloned polyketide synthase genes and claimed or described in patents or publications those genes or technology to modify them or express them in heterologous hosts using recombinant DNA technology. Such companies include, for example, Abbott Laboratories (erythromycin, niddamycin); Dow Agrosciences (spinosyn); Eli Lilly and Company (tylosin, spiramycin), Novartis (soraphen, epothilone); and Merck (avermectin, lovastatin). We also face competition from biotechnology companies and academic researchers that engage in research similar to our own. For example, Biotica Ltd., is a biotechnology company that has published patent applications and entered into collaborations with pharmaceutical companies relating to efforts to modify polyketide synthase genes using recombinant DNA technology.

     We expect to encounter significant competition for any of the pharmaceutical products we plan to develop. Companies that complete clinical trials, obtain required regulatory approvals, and commence commercial sales of their products before their competitors may achieve a significant competitive advantage. We are aware that many other companies or institutions are pursuing development of drugs and technologies directly targeted at applications for which we are developing our drug compounds. Aventis Pharmaceuticals has filed a new drug application for a ketolide compound, and Abbott Laboratories has a ketolide compound in clinical trials. Chugai Pharmaceuticals has a motilide compound in clinical trials. We believe that two other large pharmaceutical companies, Novartis and Bristol Myers Squibb, have epothilone compounds in clinical trials. Because we have not yet initiated clinical trials for our own ketolide, motilide, and epothilone compounds, it is likely that, even if we are successful in developing a product, one or more of these compounds of our competitors will be approved and marketed as products before our own. This could place us and our collaborators at a significant disadvantage, especially in the event our compounds do not have superior properties or cost advantages, and prevent us from realizing significant commercial benefit from such products.

     Developments by others may render our drug candidates or technologies obsolete or noncompetitive. We face and will continue to face intense competition from other companies for collaborative arrangements with pharmaceutical and biotechnology companies, for establishing relationships with academic and research institutions and for licenses to additional technologies. These competitors, either alone or with their collaborative partners, may succeed in developing technologies or products that are more effective than ours.

     To compete successfully, we must develop proprietary positions and patented drugs for therapeutic markets that have not been satisfactorily addressed by conventional research strategies and, in the process, expand our technical expertise. Our potential products, even if successfully tested and developed, may not be adopted by physicians over other products and may not offer economically feasible alternatives to other therapies.

GOVERNMENT REGULATION

     The FDA and comparable regulatory agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon the clinical development, manufacture and marketing of pharmaceutical products. These agencies and other federal, state, and local entities regulate research and development activities and the testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, approval, advertising, and promotion of our potential products.

     The process required by the FDA before our products may be marketed in the United States generally involves the following:

     - Preclinical laboratory and animal tests;

     - Submission of an investigational new drug, or IND, application, which must become effective before clinical trials may begin;

     - Adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug for its intended use; and

     - FDA approval of a new drug application, or NDA, or biologics license application, or BLA.

     The testing and approval process requires substantial time, effort, and financial resources, and we cannot be certain that any approvals for any of our potential products will be granted on a timely basis, if at all.

     Prior to commencing clinical trials, which are typically conducted in three sequential phases, we must submit an IND application to the FDA. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the trial. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Our submission of an IND may not result in FDA authorization to commence a clinical trial. Further, an independent institutional review board at the medical center proposing to conduct the clinical trial must review and approve the plan for any clinical trial before it commences.

     We may not successfully complete any of the three phases of testing of any of our potential products within any specific time period, if at all. Furthermore, the FDA or an institutional review board or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

     The results of product development, preclinical studies, and clinical studies are submitted to the FDA as part of an NDA or BLA. The FDA may deny an NDA or BLA if the applicable regulatory criteria are not satisfied or may require additional clinical data. Even if such data is submitted, the FDA may ultimately decide that the NDA or BLA does not satisfy the criteria for approval. Once issued, the FDA may withdraw product approval if compliance with regulatory standards is not maintained or if problems occur after the product reaches the market. In addition, the FDA may require testing and surveillance programs to monitor the effect of approved products which have been commercialized, and the FDA has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs.

     Satisfaction of FDA requirements or similar requirements of state, local, and foreign regulatory agencies typically takes several years, and the actual time required may vary substantially, based upon the type, complexity, and novelty of the product or indication. Government regulation may delay or prevent marketing of potential products or new indications for a considerable period of time and impose costly procedures upon our activities. Success in early stage clinical trials does not assure success in later stage clinical trials. Data obtained from clinical activities is not always conclusive and may be susceptible to varying interpretations that could delay, limit, or prevent regulatory approval. Even if a product receives regulatory approval, the approval may be significantly limited to specific indications and dosages. Further, even after regulatory approval is obtained, later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. Delays in obtaining, or failures to obtain, additional regulatory approvals for any of our products would have a material adverse effect on our business.

     Any products manufactured or distributed by us pursuant to FDA approvals are subject to continuing regulation by the FDA, including record-keeping requirements and reporting of adverse experiences with the drug. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with good manufacturing practices, which impose certain procedural and documentation requirements upon us and our third party manufacturers. We cannot be certain that we or our suppliers will be able to comply with the good manufacturing practices regulations and other FDA regulatory requirements.

     Outside the United States, our ability to market a product is contingent upon receiving a marketing authorization from the appropriate regulatory authorities. The requirements governing the conduct of clinical trials, marketing authorization, pricing, and reimbursement vary widely from country to country. At present, foreign marketing authorizations are applied for at a national level, although within the European Community, or EC, registration procedures are available to companies wishing to market a product in more than one

EC member state. If the regulatory authority is satisfied that adequate evidence of safety, quality and efficacy has been presented, a marketing authorization will be granted. This foreign regulatory approval process involves all of the risks associated with FDA clearance.

EMPLOYEES

     As of March 1, 2001 we had 81 full-time employees, 42 of whom hold Ph.D. degrees and 63 of whom were engaged in research and development activities. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppage. We believe that our relations with our employees are good.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Our directors and executive officers, and their ages as of March 31, 2001, are as follows:

                 NAME                   AGE                          TITLE
                 ----                   ---                          -----
Daniel V. Santi, M.D., Ph.D...........  59     Chairman and Chief Executive Officer
Michael S. Ostrach....................  49     Sr. Vice President and Chief Operating Officer
Brian W. Metcalf, Ph.D................  55     Sr. Vice President and Chief Scientific Officer
Robert G. Johnson, Jr., M.D., Ph.D....  49     Vice President, Medical Affairs and Corporate
                                                 Development
Susan M. Kanaya.......................  38     Vice President, Finance and Chief Financial
                                               Officer
Kevin R. Kaster.......................  41     Vice President, Intellectual Property
Peter Davis, Ph.D.....................  56     Director
Jean Deleage, Ph.D....................  60     Director
Chaitan Khosla, Ph.D..................  36     Director
Christopher Walsh, Ph.D...............  57     Director
Raymond Whitaker, Ph.D................  53     Director

     Daniel V. Santi, M.D., Ph.D., is one of our co-founders, and has served as Chairman of the Board of Directors since our inception. In November 1998, Dr. Santi was appointed as our Chief Executive Officer. Until his retirement in January 2001, Dr. Santi was on leave of absence from his position as Professor of Biochemistry and Biophysics, and of Pharmaceutical Chemistry at University of California, San Francisco, a position that he held from 1974. Dr. Santi was one of the original members of the Scientific Advisory Boards of Chiron Corporation and Mitotix, Inc., and has served as a consultant to several large pharmaceutical companies. In 1988, Dr. Santi founded and served as Chairman of the Board of Directors of the biotechnology firm Protos, a subsidiary of Chiron Corporation, which was merged with Chiron in 1992. Dr. Santi was also founder and Chairman of Parnassus Pharmaceuticals. Dr. Santi has published over 275 scientific papers and is an inventor on many patents in combinatorial chemistry and other areas. Dr. Santi received a Ph.D. in medicinal chemistry from the State University of New York, his M.D. from the University of California, San Francisco, and his B.S. in pharmacy from the State University of New York.

     Michael S. Ostrach has served as our Chief Operating Officer since October 1998. Prior to joining Kosan as Vice President, Corporate Development in October 1997, Mr. Ostrach worked as an independent consultant for biotechnology companies from October 1996 to October 1997. Mr. Ostrach was Executive Vice President and Chief Operating Officer of Neurobiological Technologies, Inc., a publicly-held biotechnology company from 1994 to 1996. From 1981 to 1991, he was a Senior Vice President at Cetus Corporation. In 1991, Cetus Corporation merged into Chiron Corporation and during 1992 Mr. Ostrach was a Vice President of Chiron Corporation and a founder and the President of Chiron Technologies, a Chiron business unit. Mr. Ostrach received his B.A. from Brown University and his J.D. from Stanford Law School.

     Brian W. Metcalf, Ph.D., has served as our Senior Vice President and Chief Scientific Officer since March 2000. From 1983 to March 2000, Dr. Metcalf held a number of executive management positions with SmithKline Beecham, most recently as Senior Vice President, Discovery Chemistry & Platform Technologies worldwide. Prior to joining SmithKline Beecham, Dr. Metcalf held positions with Merrell Research Center from 1973 - 1983. Dr. Metcalf is a director of Argonaut Technologies, Inc. Dr. Metcalf received his B.S. and Ph.D. in organic chemistry from the University of Western Australia.

     Robert G. Johnson, Jr., M.D., Ph.D., has served as our Vice President, Medical Affairs and Corporate Development since September 2000. From 1998 to September 2000, Dr. Johnson was employed by Chiron Corporation, a biotechnology company, serving as Vice President, Pharmacology and Preclinical Affairs through 1999 and most recently as Vice President, Corporate Development. From 1991 to 1998, Dr. Johnson was Director of Pharmacology at Merck & Co., Inc., a pharmaceutical company. In addition, Dr. Johnson was a member of the faculty at the University of Pennsylvania from 1987 to 1991 and at Harvard Medical School from 1985 to 1987. Dr. Johnson received his B.A. and Ph.D in biophysics and his M.D. from the University of Pennsylvania.

     Susan M. Kanaya has served as our Vice President, Finance and Chief Financial Officer since November 1999. From 1994 to November 1999, Ms. Kanaya was employed by SUGEN, Inc., a biotechnology company that was acquired by Pharmacia, most recently serving as Vice President, Finance and Treasurer. Before joining SUGEN, Ms. Kanaya was the Controller at 50/50 Micro Electronics, Inc. and at Power Up Software Corporation. Ms. Kanaya received her B.S. in business administration from the University of California, Berkeley.

     Kevin Kaster has served as our Vice President, Intellectual Property since August 1998. Prior to joining Kosan, he was Vice President, Intellectual Property at Geron Corporation. Prior to joining Geron in 1994, Mr. Kaster was Director, Intellectual Properties at Affymax N.V. between 1991 and 1994. Between 1988 and 1991, he was a Patent Attorney at Cetus Corporation. After receiving a B.S., magna cum laude, in chemistry and molecular biology from Vanderbilt University, Mr. Kaster joined Eli Lilly and Co. as an Associate Biologist, later becoming a patent technician. Mr. Kaster received his J.D. from Indiana University, Indianapolis.

     Peter Davis, Ph.D., has served as our director since April 1998. Dr. Davis has been a member of the Executive Committee of Pulsar International, S.A., an affiliate of A.G. Biotech Capital since 1993. Dr. Davis was a faculty member at the Wharton School of the University of Pennsylvania, where he was Director of the Applied Research Center and Director of Executive Education. He is a Board member of several Pulsar companies including Bionova Holdings Inc. and Seminis, Inc. He is also a Board member of Lutron Electronics, Inc., Instromedix, Inc., C.H. Werfen and Celsa S.A. Dr. Davis received his B.A. in physics from Cambridge University, his Masters Degree in operations research from the London School of Economics and his Ph.D. in operations research from the Wharton School.

     Jean Deleage, Ph.D., has served as our director since April 1996. He is a founder and managing director of Alta Partners, a venture capital firm that was formed in 1996. In 1979, Dr. Deleage was a managing partner of Burr, Egan, Deleage & Co., a major venture capital firm in San Francisco and Boston. He was a member of Sofinnova initial team in Paris, and in 1976 formed Sofinnova, Inc. (the U.S. subsidiary of Sofinnova.). Dr. Deleage is presently a director of Aclara BioSciences, Inc., Crucell, N.V., Flamel Technologies, Rigel Pharmaceuticals and Telik, Inc. Dr. Deleage received an MA in electrical engineering from the Ecole Superieure d'Electricite in 1962 and a Ph.D. in economics from the Sorbonne in 1964.

     Chaitan Khosla, Ph.D., is one of our co-founders and has served as our director since our inception. Dr. Khosla has been Professor of chemical engineering, chemistry and biochemistry at Stanford University since 2001, and has been a faculty member since 1992. Dr. Khosla is co-chairman of our Scientific Advisory Board. Dr. Khosla is the inventor of the combinatorial biosynthesis technology that we licensed from Stanford University. He is the recipient of several awards, including the 1999 Alan T. Waterman award by the National Science Foundation, the 1999 Eli Lilly Award in biological chemistry, and the 2000 ACS Award in pure chemistry. Dr. Khosla is the author of over 100 publications and is an inventor on numerous patents. Dr. Khosla received his B. Tech. from the Indian Institute of Technology, Bombay, India and his Ph.D. from the California Institute of Technology.

     Christopher Walsh, Ph.D., has served as our director since April 1996. Dr. Walsh has been the Hamilton Kuhn Professor of biological chemistry and molecular pharmacology at Harvard Medical School since 1991 and formerly was President of the Dana-Farber Cancer Institute and Chairman of the Department of Biological Chemistry and Molecular Pharmacology at Harvard Medical School. He has performed extensive research in enzyme sterochemistry, reaction mechanisms and the mechanisms of action of anti-infective and immunosuppressive agents. He is co-chairman of the Kosan Scientific Advisory Board. Dr. Walsh is also a member of the board of directors of Versicor Inc. Dr. Walsh received his A.B. in biology from Harvard University and Ph.D. in life sciences from The Rockefeller University, New York.

     Raymond Whitaker, Ph.D., has served as our director since April 1998. Dr. Whitaker has been Vice President of S.R. One, Ltd., the investment affiliate of GlaxoSmithKline, since 1997. From 1992 to 1996, he was Director, Worldwide Business Development, SmithKline Beecham Pharmaceuticals. He has over twenty-five years of international business development experience. His previous appointments include Director, Corporate Development at Recordati SpA, Milan, Italy, and Director, Business Development with Laborato-ries Delagrange -- SESIF in Paris, France. He is a member of the Board of Directors of Admetric BioChem, Inc., Electrosols Limited, OnyVax Limited and Xenogen Corporation. Dr. Whitaker received his Ph.D. in biochemistry, his M.B.A. and his B.S. in biochemistry and mathematics from the National University of Ireland, University College Dublin.

     In April 1998, Mr. Ostrach consented, without admitting or denying the Securities and Exchange Commission's allegations and conclusions, to the entry of a Commission administrative order requiring future compliance with Rule 102 of the Commission's Regulation M, a regulation which prohibits participants in a public stock offering from purchasing securities for their own account until the public distribution is complete. The administrative order resulted from Mr. Ostrach's purchase of 600 shares of Neurobiological Technologies, Inc., or NTI, common stock during a restricted period preceding a 1996 stock offering by NTI.

SCIENTIFIC ADVISORY BOARD

     The following individuals are members of our Scientific Advisory Board, or
SAB:

     Chaitan Khosla, Ph.D., is co-chairman of our SAB and a member of our board of directors.

     Christopher Walsh, Ph.D., is co-chairman of our SAB and a member of our board of directors.

     Homer A. Boushey, M.D., is a Professor of Medicine at the University of California, San Francisco. Dr. Boushey is an expert in clinical research on the causes and treatment of asthma and serves as Principal Investigator for UCSF's Asthma Clinical Research Center.

     David Cane, Ph.D., is Professor of Chemistry at Brown University. Dr. Cane is an expert in the biosynthesis of natural products, with particular emphasis on macrolide polyketides and terpenes.

     Samuel Danishefsky, Ph.D., is Professor of Chemistry at Columbia University. Dr. Danishefsky is an expert in synthetic organic chemistry.

     Sir David A. Hopwood Ph.D., is Professor and Head of the Genetics Dept. at John Innes Institute, Norwich, U.K. Dr. Hopwood is an expert in streptomyces genetics, molecular biology and the genetic manipulation of polyketide genes.

     Ivan Kompis, Ph.D., has an extensive background in natural products chemistry, in particular antibacterial agents. Dr. Kompis recently retired from Hoffmann-La Roche, where he held the position of Deputy Director of the Department of Infectious Diseases since 1987.

     Mohammed A. Marahiel, Ph.D., is Professor of Biochemistry at Philipps University, Marburg, Germany. Dr. Marahiel is an expert in the field of non-ribosomal peptide biosynthesis.

     Haru Seto, Ph.D., is Professor of the Institute of Molecular and Cellular Biosciences, University of Tokyo, Japan. Dr. Seto has an extensive background in the structure, biosynthesis and screening of antibiotics.

     Chi-Huey Wong, Ph.D., is the Ernest W. Hahn Professor of Chemistry at the Scripps Research Institute, La Jolla, California. Dr. Wong's areas of expertise include chemical-enzymatic organic synthesis, mechanism-based inhibition of carbohydrate-mediated biological recognitions, enzyme inhibition and organic and bioorganic reaction mechanisms.

ITEM 2. PROPERTIES

     Our facilities consist of approximately 44,000 square feet of research and office space located in Hayward, California, leased to us until 2003. We believe that our facility will meet our space requirements for research and development and administration functions into the fourth quarter of 2001 and we are currently seeking additional facilities to meet our future needs. Any facilities that we are able to locate and lease may be on terms that are expensive to us, especially since we are located in the San Francisco Bay Area where such facilities are in short supply and lease rates are high.

ITEM 3. LEGAL PROCEEDINGS

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR REGISTRANTS COMMON EQUITY

     Our common stock has traded on the Nasdaq National Market since our initial public offering on October 5, 2000 under the symbol KOSN. Prior to such time, there was no public market for our common stock. The following table shows the high and low sales prices per share of our common stock as reported on the Nasdaq National Market for the periods indicated:

                           2000                               HIGH      LOW
                           ----                              ------    ------
Fourth Quarter (October 5 to December 31, 2000)............  $19.50    $10.00

     As of December 31, 2000, there were approximately 133 record holders of our common stock. We have never declared or paid dividends on our capital stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

     The number of shares and price per share listed below have been adjusted to reflect a 3-for-1 forward stock split which occurred on September 27, 2000. Since January 1, 2000, we sold and issued the following unregistered securities:

          (1) From January 1, 2000 through October 2, 2000, we sold 1,696,365 shares of unregistered common stock, at prices ranging from $0.08 to $4.00 per share to employees and consultants pursuant to the exercise of outstanding stock options to purchase shares of our common stock. We relied upon Rule 701 of the Securities Act in connection with the sale of such shares. Each person who purchased such shares was a director, officer, employee, former employee or consultant and entered into a written contract for the purchase of such shares with us. In addition, we met the conditions imposed under Rule 701(b).

          (2) On March 30, 2000, we sold in the aggregate 804,196 shares of unregistered Series C convertible preferred stock at a price per share of $31.00 to certain investors for aggregate cash consideration of approximately $24.9 million. We relied upon Regulation D, Rule 506, of the Securities Act in connection with the sale of these shares. The sale of the Series C preferred stock was made in compliance with all the terms of Rules 501 and 502 of Regulation D, there were no more than 35 investors (as calculated pursuant to Rule 501(e) of Regulation D), and each investor who was not an accredited investor represented to the registrant that he or she had such knowledge and experience in financial and business matters that he or she was capable of evaluating the merits and risks of the investment.

USE OF PROCEEDS FROM SALES OF REGISTERED SECURITIES

     Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-33372) that was declared effective by the SEC on October 4, 2000. All 5,750,000 shares of common stock offered, inclusive of 750,000 shares of common stock subject to the underwriters' over-allotment option, were sold at a price per share of $14.00 for gross proceeds of $80.5 million. The managing underwriters of our offering were Lehman Brothers, CIBC World Markets, SG Cowen and Fidelity Capital Markets.

     We paid a total of approximately $5.6 million in underwriting discounts and commissions and other costs and expenses, other than underwriting discounts and commissions, were approximately $1.5 million. After deducting the underwriting discounts and commissions and the offering costs and expenses, we had net proceeds of approximately $73.4 million.

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

ITEM 6. SELECTED FINANCIAL DATA

     The statement of operations data for each of the years ended December 31, 2000, 1999 and 1998, and the balance sheet data as of December 31, 2000 and 1999, have been derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K which have been audited by Ernst & Young LLP, independent auditors. We have derived the statement of operations data for the years ended December 31, 1997 and 1996, and the balance sheet data as of December 31, 1998, 1997 and 1996 from our audited financial statements that we do not include in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of results to be expected for any future period. The data presented below have been derived from financial statements that have been prepared in accordance with accounting principles generally accepted in the United States and should be read with our financial statements, including the notes, and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

                                                        YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                            2000       1999       1998       1997       1996
                                          --------    -------    -------    -------    -------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Contract revenue........................  $  3,784    $ 5,206    $   974    $    10    $    --
Grant revenue...........................       446        140        262        277        200
                                          --------    -------    -------    -------    -------
          Total revenues................     4,230      5,346      1,236        287        200
Operating expenses:
  Research and development(1)...........    17,579      8,587      4,030      1,922      1,286
  General and administrative(1).........     4,171      1,813        991        457        402
                                          --------    -------    -------    -------    -------
          Total operating expenses......    21,750     10,400      5,021      2,379      1,688
                                          --------    -------    -------    -------    -------
Loss from operations....................   (17,520)    (5,054)    (3,785)    (2,092)    (1,488)
Interest and other income, net..........     2,444        653        518         98         35
                                          --------    -------    -------    -------    -------
Net loss................................   (15,076)    (4,401)    (3,267)    (1,994)    (1,453)
Deemed dividend upon issuance of Series
  C convertible preferred stock.........   (11,267)        --         --         --         --
                                          --------    -------    -------    -------    -------
Net loss attributable to common
  stockholders..........................  $(26,343)   $(4,401)   $(3,267)   $(1,994)   $(1,453)
                                          ========    =======    =======    =======    =======
Basic and diluted net loss per common
  share(2)..............................  $  (2.81)   $ (0.98)   $ (0.77)   $ (0.49)   $ (0.47)
                                          ========    =======    =======    =======    =======
Shares used in computing basic and
  diluted net loss per common
  share(2)..............................     9,387      4,509      4,270      4,094      3,081
Pro forma basic and diluted net loss per
  common share (unaudited)(2)(3)........  $  (1.44)   $ (0.31)
                                          ========    =======
Shares used in computing pro forma basic
  and diluted net loss per common share
  (unaudited)(2)(3).....................    18,259     14,318
                                          ========    =======

---------------
(1) Includes non-cash charges for stock-based compensation as follows (in thousands):

                                                             YEAR ENDED DECEMBER 31,
                                                     ----------------------------------------
                                                      2000      1999     1998    1997    1996
                                                     ------    ------    ----    ----    ----
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
    Research and development.......................  $6,507    $  964    $ --    $ --    $ --
    General and administrative.....................   1,703       181      --      --      --
                                                     ------    ------    ----    ----    ----
                                                     $8,210    $1,145    $ --    $ --    $ --
                                                     ======    ======    ====    ====    ====

(2) In September 2000, the Company effected a 3-for-1 split of its common stock. Share and per share amounts have been adjusted retroactively to reflect the stock split.

(3) Pro forma net loss per common share has been computed to give effect to the automatic conversion of preferred stock into common stock immediately prior to the completion of the Company's initial public offering (using the if-converted method) from the original date of issuance.

                                                          AS OF DECEMBER 31,
                                         -----------------------------------------------------
                                           2000        1999       1998       1997       1996
                                         --------    --------    -------    -------    -------
                                                            (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents and short-term
  investments..........................  $ 85,738    $  2,022    $ 6,328    $ 2,019    $ 1,465
Working capital........................    82,043         750      4,267      1,976      1,369
Long-term investments..................    17,003       8,442      9,073         --         --
Total assets...........................   107,571      14,157     17,201      2,757      1,965
Capital lease obligations and debt
  obligations, less current portion....     1,975       1,591      1,004        385         --
Accumulated deficit....................   (26,669)    (11,593)    (7,192)    (3,924)    (1,930)
Stockholders' equity...................   101,365      10,471     13,759      2,111      1,721

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read with "Selected Financial Data" and our financial statements and notes included elsewhere in this Annual Report on Form 10-K. The discussion in this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Annual Report on Form 10-K should be read as applying to all related forward-looking statements wherever they appear in this Annual Report on Form 10-K. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to these differences include those discussed in "Risk Factors That May Affect Results of Operations and Financial Condition."

     We are a biotechnology company that has proprietary technologies to develop potential pharmaceutical products that could address large markets. We use our technologies to make new drug candidates derived from an important class of natural product compounds known as polyketides. Our product opportunities currently target the areas of infectious disease, gastrointestinal motility, mucus hypersecretion, cancer, immunology and nerve regeneration. In infectious disease, we have a collaboration with The R.W. Johnson Pharmaceutical Research Institute, a Johnson & Johnson company, focusing on the development of a next generation antibiotic.

     We have incurred significant losses since our inception. As of December 31, 2000, our accumulated deficit was $26.7 million. We expect to incur additional operating losses over the next several years as we continue to develop our technologies and fund internal product research and development.

STOCK-BASED COMPENSATION

     Stock-based compensation expense for the years ended December 31, 2000 and 1999 represents the difference between the exercise price of an option and the deemed fair value of our common stock on the date of the grant calculated in accordance with Accounting Principles Board Opinion No. 25 and its related interpretations. We recorded total deferred stock-based compensation of $15.6 million in 2000 and $2.9 million in 1999. Such amounts are included as a reduction of stockholders' equity and are being amortized to expense using the graded vesting method over the vesting periods of the underlying options, which are generally four years. Stock-based compensation has been allocated to research and development expense and general and administrative expense, as appropriate. Based on deferred stock-based compensation recorded as of December 31, 2000, we expect to record amortization for deferred stock-based compensation approximately as follows: $6.1 million in 2001, $3.3 million in 2002, $1.5 million in 2003 and $222,000 in 2004.

     In connection with the grants of stock options and restricted stock to non-employees, we recognize compensation on a ratable basis over the related service period. We recognized other stock-based compensation for non-employees of $1.4 million in 2000 and $610,000 in 1999. In addition, we expect to recognize other stock-based compensation in connection with stock options and restricted stock granted to non-employees of $909,000 in 2001, $718,000 in 2002, $260,000 in 2003 and $67,000 in 2004. The measurement of stock-based compensation to our non-employees is subject to periodic adjustment as our stock price changes and as the underlying securities vest. As such, changes to these measurements could be substantial should we experience significant changes in our stock price. See Notes 1 and 9 of our financial statements.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2000 AND 1999

     Revenue. Our revenues decreased to $4.2 million in 2000 from $5.3 million in 1999. This decrease was due to a $1.0 million non-recurring milestone payment recognized in 1999 under our collaboration with The R.W. Johnson Pharmaceutical Research Institute. Total contract revenues under this collaboration were $3.8 million in 2000 and $5.0 million in 1999, inclusive of the $1.0 million non-recurring milestone payment. The initial term of our collaboration with The R.W. Johnson Pharmaceutical Research Institute has been extended, subject to termination provisions, to December 28, 2001. If we do not maintain or further extend this agreement, our revenues will significantly decrease thereafter, or upon earlier termination, unless we enter into additional collaborations that provide substantial revenues.

     Research and Development Expenses. Our research and development expenses consist primarily of stock-based compensation, salaries and other personnel-related expenses, facility related expenses, lab consumables and depreciation of facilities and equipment. Research and development expenses increased to $17.6 million in 2000 from $8.6 million in 1999. This increase was due in large part to an increase in amortization of deferred stock-based compensation to $6.5 million in 2000 from $964,000 in 1999. The remainder of the increase was primarily due to increased payroll and personnel related expenses, including recruiting and relocation expenses. We expect our research and development expenses will increase substantially to fund the expansion of our technology platform, support our collaborative research programs and advance our in-house research programs into later stages of development.

     General and Administrative Expenses. General and administrative expenses increased to $4.2 million in 2000 from $1.8 million in 1999. This increase was primarily due to an increase in amortization of deferred stock-based compensation to $1.7 million in 2000 from $181,000 in 1999 and an increase in our administrative staff to 14 in December 2000 from 10 in December 1999. We expect our general and administrative expenses will increase in the future to support the continued growth of our research and development efforts and to fulfill our obligations associated with being a publicly held company.

     Interest Income. Interest income increased to $2.8 million in 2000 from $679,000 in 1999. This increase was due to higher average investment balances due to aggregate net proceeds of $98.0 million received in connection with our October 2000 initial public offering of common stock and the issuance of Series C convertible preferred stock in March 2000 combined with higher yields earned on investment balances.

     Interest Expense. Interest expense increased to $359,000 in 2000 from $196,000 in 1999. The increase resulted from additional debt financing associated with our capital purchases along with a higher cost of capital due to rising interest rates during 2000.

     Other Income. For the year ended December 31, 1999, other income included a $170,000 termination fee received from the landlord of our previously occupied facility for the buy-out of the rights to our sublease agreement. No other income was recognized in 2000.

     Beneficial Conversion Feature. In March 2000, we sold 804,196 shares of Series C convertible preferred stock (which converted into 2,412,588 shares of common stock at the closing of our initial public offering) for net proceeds of approximately $24.6 million. After evaluating the fair value of our common stock in contemplation of our initial public offering, we determined that the issuance of the Series C convertible preferred stock resulted in a beneficial conversion feature calculated in accordance with Emerging Issues Task Force Consensus No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features." The beneficial conversion feature was reflected as a deemed dividend of $11.3 million in our financial statements in 2000.

YEARS ENDED DECEMBER 31, 1999 AND 1998

     Revenue. Our revenues increased to $5.3 million in 1999 from $1.2 million in 1998. This increase primarily reflected the full year of funding under our corporate collaboration with The R.W. Johnson Pharmaceutical Research Institute which was established in September 1998. Total contract revenues earned under this collaboration were $5.0 million in 1999 and $969,000 in 1998. Also included in 1999 contract revenue was $1.2 million of non-recurring milestone payments earned under this agreement.

     Research and Development Expenses. Our research and development expenses increased to $8.6 million in 1999 from $4.0 million in 1998. The increase was primarily due to increases in employee costs as our scientific headcount increased to 43 individuals in December 1999 from 17 in January 1998 and higher occupancy expenses associated with our move to a larger facility in March 1999. In addition, we recorded $964,000 in stock-based compensation expense in 1999. No such expense was recorded in 1998.

     General and Administrative Expenses. General and administrative expenses increased to $1.8 million in 1999 from $991,000 in 1998. This increase was primarily due to additional staffing as our administrative headcount increased to 10 in December 1999 from 6 in January 1998. In addition, we recorded $181,000 in stock-based compensation in 1999. No such expense was recorded in 1998.

     Interest Income. Interest income increased to $679,000 in 1999 from $598,000 in 1998. This increase resulted from higher average investment balances due to contract revenue received under our collaboration with The R.W. Johnson Pharmaceutical Research Institute.

     Interest Expense. Interest expense increased to $196,000 in 1999 from $80,000 in 1998. This increase resulted from additional debt financing associated with our fixed asset purchases.

     Other Income. For the year ended December 31, 1999, other income included a $170,000 termination fee received from the landlord of our previously occupied facility for the buy-out of the rights to our sublease agreement.

PROVISION FOR INCOME TAXES

     We incurred net operating losses in the years ended December 31, 2000, 1999 and 1998 and consequently did not pay federal, state or foreign income taxes. As of December 31, 2000, we had federal net operating loss carryforwards of approximately $19.0 million. We also had federal research and development tax credit carryforwards of approximately $600,000. If not utilized, the net operating losses and credit carryforwards will expire at various dates beginning in 2011 through 2020. Use of the net operating losses and credits may be subject to a substantial annual limitation due to the change in the ownership provisions of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. See Note 10 of our financial statements.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations from inception primarily through sales of convertible preferred stock and common stock, totaling $119.1 million in net proceeds, contract payments under our collaboration agreement, equipment financing arrangements and government grants. As of December 31, 2000, we had $102.7 million in cash and investments compared to $10.5 million as of December 31, 1999. Our funds are currently invested in U.S. Treasury and government agency obligations, investment-grade asset-backed securities and corporate obligations.

     Our operating activities used cash of $5.1 million in 2000 compared to $3.9 million in 1999. Our net loss of $15.1 million in 2000 was partially offset by non-cash expenses of $8.8 million related to stock-based compensation and depreciation expense. Cash used in 1999 operating activities was primarily to fund our net operating losses. Non-cash charges of $1.8 million related to stock-based compensation and depreciation expenses were nearly offset by working capital changes of $1.3 million. The $1.2 million used for 1998 operations consisted of our $3.3 million net loss for the period, partially offset by depreciation and working capital changes of $2.1 million.

     Our investing activities, excluding changes in our investments, for the year ended December 31, 2000 used cash of $1.5 million compared to $1.8 million in 1999, reflecting facility improvements and capital expenditures as we continue to enhance our laboratory capabilities. Investing activities in 1999, excluding changes in our investments, used cash of $1.8 million compared to $1.2 million in 1998 as a result of increased capital purchases and leasehold improvements.

     Cash provided by financing activities was $98.9 million for the year ended December 31, 2000 compared to $898,000 in 1999. Financing activities included $73.4 million in net proceeds raised from our October 2000 initial public offering of common stock and $24.6 million in net proceeds from the issuance of our Series C convertible preferred stock in March 2000. Cash provided by financing activities was $15.7 million in 1998 which included $14.9 million in net proceeds from the issuance of our Series B convertible preferred stock in April 1998.

     In January 2000, we secured a $2.0 million line of credit for facility improvements and equipment purchases. As of December 31, 2000 we had drawn down $1.7 million and allowed approximately $300,000 to expire.

     For periods subsequent to December 31, 2000, we have estimated our non-cancelable commitments under our collaborative and license agreements to be approximately $384,000.

     We believe our existing cash and investments will be sufficient to meet our anticipated cash requirements for at least 24 months. Our future capital uses and requirements depend on numerous forward-looking factors. These factors include, but are not limited to the following:

     - Our ability to establish and the scope of and revenues received under any new collaborations;

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

RECENT ACCOUNTING PRONOUNCEMENTS

  Derivative Instruments

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through net income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of asset, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. SFAS 133, as amended, is effective for years beginning after June 15, 2000. The Company does not currently hold any derivatives and does not expect this pronouncement to materially impact the results of its operations.

  Revenue Recognition

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In October 2000, the SEC issued a Frequently Asked Questions document on SAB 101 to clarify the application of SAB 101 in particular transactions. The Company believes that its current revenue recognition principles comply with SAB 101.

  Stock-Based Compensation

     In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock-Based Compensation, an interpretation of APB Opinion No. 25" ("FIN 44"), which provides clarification of APB Opinion No. 25 for certain issues such as the determination of who is an employee, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. The Company concluded that the adoption of FIN 44 did not result in material changes to its reported results of operations or financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and corporate obligations.

     At December 31, 2000, we had approximately $2.9 million invested in short-term commercial paper of Southern California Edison, a utility company. At the time of purchase, the security was a high investment-grade security, but was subsequently downgraded due to the financial problems caused by the California energy crisis. As of December 31, 2000, the security was valued at approximately 84% of cost, resulting in an unrealized loss of approximately $540,000. Although the state of California is taking steps to resolve the energy crisis, it is unclear at this time whether the utility's financial situation will improve and whether the full value of the investment will be realized upon maturity in April 2001.

     The table below presents the principal amounts of our investments and equipment loans by expected maturity and related weighted average interest rates at December 31, 2000:

                                     2001       2002      2003     2004      TOTAL     FAIR VALUE
                                    -------    -------    -----    -----    -------    ----------
                                                           (IN THOUSANDS)
Debt securities:
  U.S. treasury...................  $ 1,300    $    --    $  --    $  --    $ 1,300     $ 1,299
  U.S. agency notes...............    4,491      4,000       --       --      8,491       8,503
  Corporate bonds.................   39,633     12,949       --       --     52,582      52,191
Average interest rate.............      6.7%       6.9%      --       --        6.8%         --
Asset-backed securities...........       --         --       --       --      4,323       4,323
Average interest rate.............       --         --       --       --        6.1%         --
Equipment financing...............      911      1,090      821       56      2,878       2,878
Average interest rate.............     12.1%      12.1%    12.6%    13.4%      12.3%         --

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

WE HAVE A HISTORY OF NET LOSSES AND MAY NEVER BECOME PROFITABLE.

     We commenced operations in 1996 and are still in an early stage of development. We have not commercialized any products and we have incurred significant losses to date. As of December 31, 2000, we had an accumulated deficit of approximately $26.7 million. To date, our revenues have been solely from collaborations and government grants. Our expenses have consisted principally of costs incurred in research and development and from general and administrative costs associated with our operations. We have incurred net losses since our inception, including a net loss of approximately $15.1 million for the year ended December 31, 2000. We expect our expenses to increase and to continue to incur operating losses for at least the next several years as we continue our research and development efforts for our drug candidates. The amount of time necessary to commercialize any of our drug candidates successfully is long and uncertain and successful commercialization may not occur at all. As a result, we may never become profitable.

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

ANY INABILITY TO PROTECT OUR PROPRIETARY TECHNOLOGIES ADEQUATELY COULD HARM OUR COMPETITIVE POSITION.

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

     The patent positions of biotechnology companies, including our patent position, involve complex legal and factual questions and, therefore, validity and enforceability cannot be predicted with certainty. Patents may be challenged, deemed unenforceable, invalidated or circumvented. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. We will apply for patents covering both our technologies and drug candidates as we deem appropriate. However, we may fail to apply for patents on important technologies or products in a timely fashion or at all, and in any event, the applications we do file may not result in issued patents or, if issued, may be challenged. Our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products. Furthermore, others may independently develop similar or alternative technologies or design around our patented technologies. In addition, others may challenge or invalidate our patents, or our patents may fail to provide us with any competitive advantages. If the use or validity of any of our patents is ever challenged, resulting in litigation or administrative proceedings, we would incur substantial costs and the diversion of management in defending the patent. In addition, we generally do not control the patent prosecution of technology that we license from others. Accordingly, we are unable to exercise the same degree of control over this intellectual property as we would over technology we own.

     We rely upon trade secret protection for our confidential and proprietary information. We have taken measures to protect our proprietary information. These measures may not provide adequate protection for our trade secrets or other proprietary information. We seek to protect our proprietary information by entering into confidentiality agreements with employees, collaborators, and consultants. Nevertheless, employees, collaborators, or consultants may still disclose our proprietary information, and we may not be able to protect our trade secrets meaningfully. In addition, others may independently develop substantially equivalent proprietary information or techniques or otherwise gain access to our trade secrets.

LITIGATION OR OTHER PROCEEDINGS OR THIRD-PARTY CLAIMS OF INTELLECTUAL PROPERTY INFRINGEMENT WOULD REQUIRE US TO SPEND TIME AND MONEY AND COULD PREVENT US FROM DEVELOPING OR COMMERCIALIZING PRODUCTS.

     Our commercial success depends in part on not infringing the patents and proprietary rights of other parties and not breaching any licenses that we have entered into with regard to our technologies and products. Others have filed patent applications and issued patents, and in the future are likely to continue to file patent applications and issue patents, claiming genes, gene fragments, or technologies which we may wish to use. If we wish to use the claimed technology in issued and unexpired patents, then we may need to obtain a license from another party, enter into litigation, or incur the risk of litigation.

     The biotechnology industry is characterized by extensive litigation regarding patents and other intellectual property rights. We are aware of patents and published patent applications that, if valid, and if we are unsuccessful in circumventing or acquiring the rights to these patents, may block our ability to commercialize products. We cannot be sure that other parties have not been issued relevant patents that could affect our ability to obtain patents or to operate as we would like to. Others may sue us in the future to challenge our patent rights or claim infringement of their patents. An adverse determination in litigation to which we may become a party could subject us to significant liabilities to others, require us to license disputed rights from others, or require us to cease using the disputed technology.

     We are aware of a significant number of patents and patent applications relating to aspects of our technologies and families of compounds filed by, and issued to, other parties. Others have filed patent applications or have been granted patents claiming inventions also claimed by us, and we may have to participate in an interference proceeding declared by the relevant patent regulatory agency to determine priority of invention and, thus, the right to a patent for these inventions in the United States. For example, we believe one or more interferences may be declared between patent applications we own or have exclusively licensed and patents owned by Novartis relating to epothilone biosynthetic genes and epothilone D and related compounds and patents owned by Abbott relating to erythromycin polyketide synthase genes and methods for altering polyketide synthase genes. Such a proceeding or a lawsuit in which we are alleged to have infringed an issued patent could result in substantial cost to us even if the outcome is favorable, and if the outcome is unfavorable, we could be required to license the other party's rights, at terms that may be unfavorable to us, or cease using the technology. Even if successful on priority grounds, an interference may result in loss of claims based on patentability grounds raised in the interference. Although patent and intellectual property disputes in the biotechnology area are often settled through licensing or similar arrangements, costs associated with these arrangements may be substantial and could include ongoing royalties. Furthermore, we cannot be certain that the necessary license would be available to us on satisfactory terms, if at all.

     Other parties may obtain future patents and claim that the use of our technologies infringes these patents or that we are employing their proprietary technology without authorization. We could incur substantial costs and diversion of management and technical personnel in defending ourselves against any of these claims or enforcing our patents against others. Furthermore, parties making claims against us may be able to obtain injunctive or other equitable relief which could effectively block our ability to further develop, commercialize, and sell products, and could result in the award of substantial damages against us. In the event of a successful claim of infringement against us, we may be required to:

     - Pay damages;

     - Stop using our products or methods;

     - Develop non-infringing products or methods; and

     - Obtain one or more licenses from other parties.

     We may not be able to obtain these licenses at a reasonable cost, if at all. In that event, we could encounter substantial delays in product introductions while we attempt to develop alternative methods or products, which we may not be able to accomplish.

     Litigation or failure to obtain licenses could prevent us from commercializing available products.

IF WE ARE UNABLE TO MANAGE OUR GROWTH EFFECTIVELY THROUGH RECRUITING AND RETAINING SKILLED EMPLOYEES AND EXPAND OUR MANAGEMENT AND IMPROVE OUR CONTROLS AND SYSTEMS, WE MAY NOT BE ABLE TO MANAGE OUR DAY-TO-DAY OPERATIONS.

     We have experienced a period of rapid and substantial growth that has placed, and if this growth continues will further place, a strain on our human and capital resources. If we are unable to manage this growth effectively, then our losses could increase. The number of our employees increased from 21 on December 31, 1997 to 68 on December 31, 2000. Retaining our current employees and recruiting qualified scientific personnel to perform future research and development work will be critical to our success. Competition is intense for experienced scientists, and we may not be able to retain or recruit sufficient skilled personnel to allow us to pursue collaborations and develop our products and core technologies to the extent otherwise possible. Additionally, we are highly dependent on the principal members of our management and scientific staff, such as our two co-founders, the loss of whose services would adversely impact the achievement of our objectives. Although we maintain and are the beneficiary of $1.0 million key-man life insurance policies for the lives of each of our two co-founders, Dr. Daniel Santi, our chief executive officer, and Dr. Chaitan Khosla, a director and consultant, we do not believe the proceeds would be adequate to compensate us for their loss.

     Our ability to manage our operations and growth effectively requires us to continue to expend funds to expand our management and improve our controls and systems. If we are unable to implement successfully these expansions and improvements, then we may not be able to effectively manage our day-to-day operations.

WE FACE INTENSE COMPETITION FROM LARGE PHARMACEUTICAL COMPANIES, BIOTECHNOLOGY COMPANIES AND ACADEMIC GROUPS.

     We face, and will continue to face, intense competition from organizations such as large biotechnology and pharmaceutical companies, as well as academic and research institutions and government agencies, that are pursuing competing technologies and products. These organizations may develop technologies or products that are superior alternatives to ours. Further, our competitors in the polyketide gene engineering field may be more effective at implementing their technologies to develop commercial products. Some of these competitors have entered into collaborations with leading companies within our target markets to produce polyketides for commercial purposes.

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

WE RELY ON A CONTINUOUS POWER SUPPLY TO CONDUCT OUR OPERATIONS, AND CALIFORNIA'S CURRENT ENERGY CRISIS COULD DISRUPT OUR OPERATIONS AND INCREASE OUR EXPENSES.

     California is in the midst of an energy crisis that could disrupt our operations and increase our expenses. In the event of an acute power shortage, that is, when power reserves for the State of California fall below 1.5%, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout California. We currently do not have adequate backup generators or alternate sources of power in the event of a blackout, and our current insurance does not provide coverage for any damages we may suffer as a result of any interruption in our power supply. If blackouts interrupt our power supply, we would be temporarily unable to continue operations at our facilities, including but not limited to the disruption of laboratory experiments and product manufacturing cycles. Any such interruption in our ability to continue operations at our facilities could damage our reputation, lead to our failure to meet certain time-based milestones, and could result in lost contract revenue, any of which could substantially harm our business and results of operations.

     Furthermore, the deregulation of the energy industry instituted in 1996 by the California government has caused power prices to increase. Under deregulation, utilities were encouraged to sell their plants, which traditionally had produced most of California's power, to independent energy companies that were expected to compete aggressively on price. Instead, due in part to a shortage of supply, wholesale prices have sky-rocketed over the past year. If wholesale prices continue to increase, our operating expenses will likely increase, as all of our facilities are located in California.

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

     Our certificate of incorporation provides for staggered terms for the members of the board of directors and prevents our stockholders from acting by written consent. These provisions and other provisions of our bylaws and of Delaware law applicable to us could delay or make more difficult a merger, tender offer or proxy contest involving us. This could reduce the price that investors might be willing to pay for shares of our common stock and result in the market price being lower than it would be without these provisions.

SOME OF OUR EXISTING STOCKHOLDERS CAN EXERT CONTROL OVER US, AND MAY NOT MAKE DECISIONS THAT ARE IN THE BEST INTEREST OF ALL STOCKHOLDERS.

     Our officers, directors and affiliates together control approximately 46% of our outstanding common stock. As a result, these stockholders, if they act together, are able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may delay or prevent a change in control of us and might affect the market price of our common stock, even when a change may be in the best interests of all stockholders. In addition, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and accordingly, they could cause us to enter into transactions or agreements which we would not otherwise consider.

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

     - Announcements of litigation or an unfavorable outcome in litigation; and

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

     A large portion of our expenses are relatively fixed, including expenses for facilities, equipment, and personnel. Accordingly, if revenues decline or do not grow due to expiration or termination of research contracts or government research grants, failure to obtain new contracts or other factors, we may not be able to reduce our operating expenses correspondingly. In addition, we expect operating expenses to continue to increase. Failure to achieve anticipated levels of revenues could therefore significantly harm our operating results for a particular fiscal period.

     Due to the possibility of fluctuations in our revenues and expenses, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. Our operating results in some quarters may not meet the expectations of stock market analysts and investors. In that case, our stock price would probably decline.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     The report of Independent Auditors, Financial Statements and Notes to Financial Statements begin on page F-1 immediately following the signature page and are incorporated here by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been none.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning our directors is incorporated by reference to the section entitled "Proposal No. 1 -- Election of Directors" contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than April 29, 2001 (the "Proxy Statement"). Information concerning our Executive Officers is set forth under "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K and is incorporated by reference. Information concerning compliance with Section 16(a) of the Exchange Act of 1934 is incorporated by reference to the section entitled "Compliance with Section 16(a) of the Securities Exchange Act of 1934" contained in our Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

     Information concerning executive compensation is incorporated by reference to the sections entitled "Executive Compensation" contained in our Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning the security ownership of certain beneficial owners and management is incorporated by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" contained in our Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning certain relationships is incorporated by reference to the section entitled "Certain Relationships and Related Transactions" contained in our Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed or incorporated by reference as part of this Annual Report:

          (1) Financial Statements:
           Report of Ernst & Young LLP, Independent Auditors
           Balance Sheets -- December 31, 2000 and 1999
           Statements of Operations -- Years Ended December 31, 2000, 1999 and 1998
           Statement of Changes in Stockholders' Equity -- Years Ended December 31, 2000, 1999 and 1998
           Statements of Cash Flows -- Years Ended December 31, 2000, 1999 and 1998
           Notes to Financial Statements

          (2) Financial Statement Schedules:

           None

          (3) Exhibits:

    EXHIBIT
      NO.                                DESCRIPTION
    -------                              -----------
      3.1*       Amended and Restated Certificate of Incorporation of
                 Registrant.
      3.2**      Bylaws of Registrant.
     4.1***      Form of Registrant's Common Stock Certificate.
     4.2***      Third Amended and Restated Registration Rights Agreement,
                 dated March 30, 2000 between Registrant and certain
                 shareholders.
     9.1***      Third Amended and Restated Voting Agreement between the
                 Registrant and certain shareholders, dated March 30, 2000.
    10.1***      Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.
    10.2***      1996 Stock Option Plan, as amended.
    10.3***      2000 Employee Stock Purchase Plan and related agreements.
    10.4***      2000 Non-Employee Director Stock Option Plan and related
                 agreements.
    10.5***      Amended and Restated Consulting Agreement between Registrant and Chaitan Khosla, Ph.D., dated December 7, 1998.
    10.6***      Consulting Agreement between Registrant and Christopher
                 Walsh, Ph.D., dated December 14, 1995.
    10.7+***     Research and License Agreement between Registrant and The
                 Sloan-Kettering Institute for Cancer Research, dated August
                 25, 2000.
    10.8+***     License Agreement between the Registrant and The Board of
                 Trustees of The Leland Stanford Junior University, dated
                 March 11, 1996.
    10.9+***     Amendment No. 1 to License Agreement with the Board of
                 Trustees of The Leland Stanford Junior University, dated
                 March 1996; Letter to Mona Wan to confirm the agreement
                 between Registrant and the Board of Trustees of The Leland
                 Stanford Junior University, dated September 21, 1998; and
                 Amendment No. 3 to License Agreement, dated March 10, 2000.
    10.10+***    License Agreement between Registrant and President and
                 Fellows of Harvard College, dated December 2, 1998.

    EXHIBIT
      NO.                                DESCRIPTION
    -------                              -----------
    10.11+***    Research and License Agreement between Registrant and
                 Ortho-McNeil Pharmaceutical Corporation, and The R.W.
                 Johnson Pharmaceutical Research Institute, dated September
                 28, 1998.
    10.12+***    Amendment No. 1 to the Research and License Agreement
                 between the Registrant and Ortho-McNeil Pharmaceutical
                 Corporation and The R.W. Johnson Pharmaceutical Research
                 Institute, dated March 17, 2000.
    10.13***     Sublease Agreement between Registrant and Lynx Therapeutics,
                 Inc., dated January 6, 1999.
    10.14***     Consent to Sublease Agreement between Spieker Properties
                 L.P. and Lynx Therapeutics, Inc., dated September 17, 1999.
    10.15***     Master Equipment Lease between Registrant and Phoenix
                 Leasing Incorporated, dated September 3, 1996.
    10.16***     Master Loan and Security Agreement between Registrant and
                 Finova Technology Finance, Inc., dated August 25, 1998.
    10.17***     Commitment Letter between Registrant and Finova Technology
                 Finance, Inc., dated August 24, 1998.
    10.18***     Commitment Letter between Registrant and Finova Capital
                 Corporation, dated January 6, 2000
    10.19***     Restated Promissory Note from Shareholder by and between
                 Registrant and Daniel V. Santi, M.D., Ph.D., dated December
                 23, 1998.
    10.20***     Promissory Note from Shareholder by and between Registrant and Chaitan Khosla, Ph.D., dated September 22, 1999.
    10.21***     Promissory Note from Shareholder by and between Registrant and Michael S. Ostrach, dated February 21, 2000.
    10.22***     Promissory Note from Shareholder by and between Registrant and Susan M. Kanaya, dated February 21, 2000.
    10.23***     Promissory Note from Shareholder by and between Registrant and Kevin Kaster, dated February 21, 2000.
    10.24***     Employment Agreement between Registrant and Daniel V. Santi,
                 M.D., Ph.D., dated November 1, 1998.
    10.25***     Employment Agreement between Registrant and Kevin Kaster,
                 dated July 20, 1998.
    10.26***     Employment Agreement between Registrant and Susan M. Kanaya, dated October 11, 1999.
    10.27***     Employment Agreement between Registrant and Brian W.
                 Metcalf, Ph.D., dated March 15, 2000.
    10.28***     Form of Series C Stock Purchase Agreement between the
                 Registrant and certain investors, dated March 30, 2000.
    10.29***     Termination Agreement among Registrant, Savia Corporation
                 and DNA Plant Technology Corporation, dated December 31,
                 1999.
    10.30***     Promissory Note from Shareholder by and between Registrant and Susan M. Kanaya, dated April 25, 2000.
    10.31***     Loan Agreement and Promissory Note from Shareholder by and between Registrant and Susan M. Kanaya, dated March 3, 2000 and March 31, 2000, respectively.
    10.32***     Loan Agreement and Promissory Note from Shareholder by and between Registrant and Brian Metcalf, Ph.D., dated May 30,
                 2000.

    EXHIBIT
      NO.                                DESCRIPTION
    -------                              -----------
    10.33+***    Amendment No. 2 to the Research and License Agreement
                 between Registrant and The R.W. Johnson Pharmaceutical
                 Research Institute and Ortho-McNeil Pharmaceutical, Inc.,
                 dated August 31, 2000.
    10.34***     Employment Agreement between Registrant and Robert G.
                 Johnson, Jr., dated September 5, 2000.
    16.1***      Letter from PricewaterhouseCoopers LLC, dated April 5, 2000 regarding a change in certified public accountants.
     23.2        Consent of Ernst & Young LLP, Independent Auditors.

---------------
  * Incorporated by reference to Exhibit 3.2 of our Registration Statement on Form S-1, Registration No. 333-33732

 ** Incorporated by reference to Exhibit 3.4 of our Registration Statement on Form S-1, Registration No. 333-33732

*** Incorporated by reference to an exhibit of our Registration Statement on Form S-1, Registration No. 333-33732

  + Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

     (b) Reports on Form 8-K.

        None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Kosan Biosciences Incorporated

Date: March 29, 2001                       /s/ DANIEL V. SANTI, M.D., PH.D.
                                          --------------------------------------
                                               Daniel V. Santi, M.D., Ph.D.
                                           Chairman and Chief Executive Officer

                               POWER OF ATTORNEY

     KNOW TO ALL PERSONS BY THESE PRESENTS, that the persons whose signature appears below constitutes and appoints Daniel V. Santi, M.D., Ph.D. and Susan M. Kanaya or either of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him or her and in his or her name, place and stead, in any and all capacities to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto the attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that the attorneys-in-fact and agents, or either of them, or their, his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

          /s/ DANIEL V. SANTI, M.D., PH.D.              Chairman and Chief Executive    March 29, 2001
-----------------------------------------------------              Officer
            Daniel V. Santi, M.D., Ph.D.

                 /s/ SUSAN M. KANAYA                     Vice President, Finance and    March 29, 2001
-----------------------------------------------------      Chief Financial Officer
                   Susan M. Kanaya                        (Principal Financial and
                                                             Accounting Officer)

               /s/ PETER DAVIS, PH.D.                             Director              March 29, 2001
-----------------------------------------------------
                 Peter Davis, Ph.D.

               /s/ JEAN DELEAGE, PH.D.                            Director              March 29, 2001
-----------------------------------------------------
                 Jean Deleage, Ph.D.

              /s/ CHAITAN KHOSLA, PH.D.                           Director              March 29, 2001
-----------------------------------------------------
                Chaitan Khosla, Ph.D.

            /s/ CHRISTOPHER WALSH, PH.D.                          Director              March 29, 2001
-----------------------------------------------------
              Christopher Walsh, Ph.D.

             /s/ RAYMOND WHITAKER, PH.D.                          Director              March 29, 2001
-----------------------------------------------------
               Raymond Whitaker, Ph.D.

                         KOSAN BIOSCIENCES INCORPORATED

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Ernst & Young LLP, Independent Auditors...........  F-2
Balance Sheets -- December 31, 2000 and 1999................  F-3
Statements of Operations -- Years Ended December 31, 2000,
  1999 and 1998.............................................  F-4
Statement of Stockholders' Equity -- Years ended December
  31, 2000, 1999 and 1998...................................  F-5
Statements of Cash Flow -- Years ended December 31, 2000,
  1999 and 1998.............................................  F-6
Notes to Financial Statements...............................  F-7

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Kosan Biosciences Incorporated

     We have audited the accompanying balance sheets of Kosan Biosciences Incorporated as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kosan Biosciences Incorporated at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                          /S/  ERNST & YOUNG LLP

Palo Alto, California
February 9, 2001

                         KOSAN BIOSCIENCES INCORPORATED

                                 BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                     ASSETS

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------    -------
Current assets:
  Cash and cash equivalents.................................  $ 36,425    $ 1,032
  Short-term investments....................................    49,313        990
  Other receivables.........................................        21        498
  Prepaid expenses and other current assets.................       515        325
                                                              --------    -------
          Total current assets..............................    86,274      2,845
Property and equipment, net.................................     3,133      2,587
Long-term investments.......................................    17,003      8,442
Notes receivable from related parties.......................       917         87
Other assets................................................       244        196
                                                              --------    -------
          Total assets......................................  $107,571    $14,157
                                                              ========    =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................  $    980    $   486
  Accrued liabilities.......................................     1,597        626
  Deferred revenue..........................................       619        409
  Current portion of capital lease obligation...............       124        127
  Current portion of equipment loan.........................       911        447
                                                              --------    -------
          Total current liabilities.........................     4,231      2,095
Equipment loan, less current portion........................     1,967      1,424
Capital lease obligation, less current portion..............         8        167
Stockholders' equity:
  Convertible preferred stock, $0.001 par value; 10,000,000
     shares authorized, 0 and 3,269,377 shares issued and
     outstanding at December 31, 2000 and 1999,
     respectively...........................................        --          3
  Common stock, $0.001 par value, 200,000,000 shares
     authorized, 25,146,653 and 5,480,544 shares issued and
     outstanding at December 31, 2000 and 1999,
     respectively...........................................        25          5
  Additional paid-in capital................................   141,590     24,848
  Notes receivable from stockholders........................    (2,079)      (349)
  Deferred stock-based compensation.........................   (11,122)    (2,377)
  Accumulated other comprehensive loss......................      (380)       (66)
  Accumulated deficit.......................................   (26,669)   (11,593)
                                                              --------    -------
          Total stockholders' equity........................   101,365     10,471
                                                              --------    -------
          Total liabilities and stockholders' equity........  $107,571    $14,157
                                                              ========    =======

                             See accompanying notes

                         KOSAN BIOSCIENCES INCORPORATED

                            STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------    -------    -------
Revenues:
  Contract revenue..........................................  $  3,784    $ 5,206    $   974
  Grant revenue.............................................       446        140        262
                                                              --------    -------    -------
          Total revenues....................................     4,230      5,346      1,236
Operating expenses:
  Research and development (including charges for
     stock-based compensation of $6,507, $964 and $0,
     respectively)..........................................    17,579      8,587      4,030
  General and administrative (including charges for
     stock-based compensation of $1,703, $181 and $0,
     respectively)..........................................     4,171      1,813        991
                                                              --------    -------    -------
          Total operating expenses..........................    21,750     10,400      5,021
                                                              --------    -------    -------
Loss from operations........................................   (17,520)    (5,054)    (3,785)
Interest income.............................................     2,803        679        598
Interest expense............................................      (359)      (196)       (80)
Other income................................................        --        170         --
                                                              --------    -------    -------
Net loss....................................................   (15,076)    (4,401)    (3,267)
Deemed dividend upon issuance of Series C convertible
  preferred stock...........................................   (11,267)        --         --
                                                              --------    -------    -------
Net loss attributable to common stockholders................  $(26,343)   $(4,401)   $(3,267)
                                                              ========    =======    =======
Basic and diluted net loss per common share.................  $  (2.81)   $ (0.98)   $ (0.77)
                                                              ========    =======    =======
Shares used in computing basic and diluted net loss per
  common share..............................................     9,387      4,509      4,270

                             See accompanying notes

                         KOSAN BIOSCIENCES INCORPORATED

                       STATEMENT OF STOCKHOLDERS' EQUITY
                         (IN THOUSANDS, EXCEPT SHARES)

                                         CONVERTIBLE                                              NOTES
                                       PREFERRED STOCK         COMMON STOCK       ADDITIONAL    RECEIVABLE      DEFERRED
                                     -------------------   --------------------    PAID-IN         FROM       STOCK-BASED
                                       SHARES     AMOUNT     SHARES      AMOUNT    CAPITAL     STOCKHOLDERS   COMPENSATION
                                     ----------   ------   -----------   ------   ----------   ------------   ------------
BALANCES AT DECEMBER 31, 1997......   1,451,195    $ 1       4,456,551    $ 4      $  6,031      $    --        $     --
  Issuance of common stock upon
    exercise of option.............          --     --          12,024     --             1           --              --
  Issuance of common stock upon
    exercise of option in exchange
    for promissory note............          --     --         750,000      1           274         (275)             --
  Issuance of Series B convertible
    preferred stock, net of
    issuance costs of $77..........   1,818,182      2              --     --        14,921           --              --
  Repurchase of common stock.......          --     --         (30,624)    --            --           --              --
  Comprehensive income (loss):
    Net loss.......................          --     --              --     --            --           --              --
    Unrealized loss on
      available-for-sale
      securities, net..............          --     --              --     --            --           --              --
  Comprehensive loss...............          --     --              --     --            --           --              --
                                     ----------    ---     -----------    ---      --------      -------        --------
BALANCES AT DECEMBER 31, 1998......   3,269,377      3       5,187,951      5        21,227         (275)             --
  Issuance of common stock upon
    exercise of options............          --     --          80,718     --            25           --              --
  Issuance of common stock upon
    exercise of options in exchange
    for promissory note............          --     --         211,875     --            74          (74)             --
  Deferred stock compensation......          --     --              --     --         2,912           --          (2,912)
  Amortization of deferred
    stock-based compensation.......          --     --              --     --            --           --             535
  Other stock-based compensation...          --     --              --     --           610           --              --
  Compensation income (loss):
    Net loss.......................          --     --              --     --            --           --              --
    Unrealized loss on
      available-for-sale
      securities, net..............          --     --              --     --            --           --              --
  Comprehensive loss...............          --     --              --     --            --           --              --
                                     ----------    ---     -----------    ---      --------      -------        --------
BALANCES AT DECEMBER 31, 1999 .....   3,269,377      3       5,480,544      5        24,848         (349)         (2,377)
  Issuance of Series C convertible
    preferred stock, net of
    issuance of $300...............     804,196      1              --     --        24,629           --              --
  Beneficial conversion feature
    associated with the issuance of
    Series C convertible preferred
    stock..........................          --     --              --     --        11,267           --              --
  Deemed dividend to preferred
    stockholders...................          --     --              --     --       (11,267)          --              --
  Issuance of common stock in
    initial public offering, net of
    offering costs of $7,135.......          --     --       5,750,000      6        73,359           --              --
  Conversion of convertible
    preferred stock into common
    stock, in connection with
    initial public offering........  (4,073,573)    (4)     12,220,719     12            (8)          --              --
  Issuance of common stock upon
    exercise of options, net.......          --     --         148,464     --            75           --              --
  Issuance of common stock upon
    exercise of options in exchange
    for promissory note, net.......          --     --       1,546,926      2         1,732       (1,734)             --
  Payment of stockholder notes.....          --     --              --     --            --            4              --
  Deferred stock-based
    compensation...................          --     --              --     --        15,602           --         (15,602)
  Amortization of deferred
    stock-based compensation.......          --     --              --     --            --           --           6,857
  Other stock-based compensation...          --     --              --     --         1,353           --              --
  Comprehensive income (loss):
    Net loss.......................          --     --              --     --            --           --              --
    Unrealized loss on
      available-for-sale
      securities, net..............          --     --              --     --            --           --              --
  Comprehensive loss...............          --     --              --     --            --           --              --
                                     ----------    ---     -----------    ---      --------      -------        --------
BALANCES AT DECEMBER 31, 2000 .....          --    $--      25,146,653    $25      $141,590      $(2,079)       $(11,122)
                                     ==========    ===     ===========    ===      ========      =======        ========

                                      ACCUMULATED
                                         OTHER                         TOTAL
                                     COMPREHENSIVE   ACCUMULATED   STOCKHOLDERS'
                                         LOSS          DEFICIT        EQUITY
                                     -------------   -----------   -------------
BALANCES AT DECEMBER 31, 1997......      $  --        $ (3,925)      $  2,111
  Issuance of common stock upon
    exercise of option.............         --              --              1
  Issuance of common stock upon
    exercise of option in exchange
    for promissory note............         --              --             --
  Issuance of Series B convertible
    preferred stock, net of
    issuance costs of $77..........         --              --         14,923
  Repurchase of common stock.......         --              --             --
  Comprehensive income (loss):
    Net loss.......................         --          (3,267)        (3,267)
    Unrealized loss on
      available-for-sale
      securities, net..............         (9)             --             (9)
                                                                     --------
  Comprehensive loss...............         --              --         (3,276)
                                         -----        --------       --------
BALANCES AT DECEMBER 31, 1998......         (9)         (7,192)        13,759
  Issuance of common stock upon
    exercise of options............         --              --             25
  Issuance of common stock upon
    exercise of options in exchange
    for promissory note............         --              --             --
  Deferred stock compensation......         --              --             --
  Amortization of deferred
    stock-based compensation.......         --              --            535
  Other stock-based compensation...         --              --            610
  Compensation income (loss):
    Net loss.......................         --          (4,401)        (4,401)
    Unrealized loss on
      available-for-sale
      securities, net..............        (57)             --            (57)
                                                                     --------
  Comprehensive loss...............         --              --         (4,458)
                                         -----        --------       --------
BALANCES AT DECEMBER 31, 1999 .....        (66)        (11,593)        10,471
  Issuance of Series C convertible
    preferred stock, net of
    issuance of $300...............         --              --         24,630
  Beneficial conversion feature
    associated with the issuance of
    Series C convertible preferred
    stock..........................         --              --         11,267
  Deemed dividend to preferred
    stockholders...................         --              --        (11,267)
  Issuance of common stock in
    initial public offering, net of
    offering costs of $7,135.......         --              --         73,365
  Conversion of convertible
    preferred stock into common
    stock, in connection with
    initial public offering........         --              --             --
  Issuance of common stock upon
    exercise of options, net.......         --              --             75
  Issuance of common stock upon
    exercise of options in exchange
    for promissory note, net.......         --              --             --
  Payment of stockholder notes.....         --              --              4
  Deferred stock-based
    compensation...................         --              --             --
  Amortization of deferred
    stock-based compensation.......         --              --          6,857
  Other stock-based compensation...         --              --          1,353
  Comprehensive income (loss):
    Net loss.......................         --         (15,076)       (15,076)
    Unrealized loss on
      available-for-sale
      securities, net..............       (314)             --           (314)
                                                                     --------
  Comprehensive loss...............         --              --        (15,390)
                                         -----        --------       --------
BALANCES AT DECEMBER 31, 2000 .....      $(380)       $(26,669)      $101,365
                                         =====        ========       ========

                            See accompanying notes.

                         KOSAN BIOSCIENCES INCORPORATED

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                2000        1999        1998
                                                              --------    --------    --------
OPERATING ACTIVITIES
  Net loss..................................................  $(15,076)   $ (4,401)   $ (3,267)
  Adjustment to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................       607         654         246
    Amortization of stock-based compensation................     6,857         535          --
    Other stock-based compensation..........................     1,353         610          --
    Issuance of convertible preferred stock for license
      fees..................................................        30          --          --
    Loss on sale of investments.............................        --          41          --
    Loss on disposal of property and equipment..............        --          10          --
    Changes in assets and liabilities:
      Other receivables.....................................       477        (330)         (8)
      Prepaid expenses and other current assets.............      (190)       (116)       (156)
      Other assets and notes receivable from related
         parties............................................      (878)       (267)         28
      Accounts payable......................................       494         153         282
      Accrued liabilities...................................       971         528         (17)
      Deferred revenue......................................       210      (1,310)      1,719
                                                              --------    --------    --------
         Net cash used in operating activities..............    (5,145)     (3,893)     (1,173)
                                                              --------    --------    --------
INVESTING ACTIVITIES
  Acquisition of property and equipment.....................    (1,478)     (1,828)     (1,173)
  Proceeds from sale of property and equipment..............        --           2          --
  Purchase of investments...................................   (62,314)    (11,929)    (21,419)
  Proceeds from maturity of investments.....................     5,441      14,733      10,972
                                                              --------    --------    --------
         Net cash provided by (used in) investing
           activities.......................................   (58,351)        978     (11,620)
                                                              --------    --------    --------
FINANCING ACTIVITIES
  Proceeds from issuance of common stock, net of issuance
    costs...................................................    73,444          25           1
  Proceeds from issuance of convertible preferred stock, net
    of issuance costs.......................................    24,600          --      14,923
  Proceeds from equipment loans.............................     1,754       1,336         870
  Principal payments under capital lease obligations........      (162)       (128)        (34)
  Principal payments under equipment loans..................      (747)       (335)        (23)
                                                              --------    --------    --------
         Net cash provided by financing activities..........    98,889         898      15,737
                                                              --------    --------    --------
Net increase (decrease) in cash and cash equivalents........    35,393      (2,017)      2,944
Cash and cash equivalents at beginning of period............     1,032       3,049         105
                                                              --------    --------    --------
Cash and cash equivalents at end of period..................  $ 36,425    $  1,032    $  3,049
                                                              ========    ========    ========
SUPPLEMENTAL DISCLOSURES
Interest expense paid in cash...............................  $    359    $    196    $     80
NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock under notes receivable.............  $  1,734    $     74    $    275
Unrealized loss on available-for-sale securities............       314          57           9
Fixed assets acquired under capital lease...................        --          --          35
Deferred stock-based compensation...........................    15,602       2,912          --
Conversion of preferred stock to common stock...............         4          --          --

                             See accompanying notes

                         KOSAN BIOSCIENCES INCORPORATED

                         NOTES TO FINANCIAL STATEMENTS

 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     The Company has funded its operations primarily through sales of common stock, convertible preferred stock, contract payments under its collaboration agreement, equipment financing arrangements and government grants. Prior to achieving profitable operations, the Company intends to fund operations through the additional sale of equity securities, strategic collaborations and debt financing.

USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States inquires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

CASH EQUIVALENTS AND INVESTMENTS

     The Company considers all highly liquid investments with a maturity from date of purchase of three months or less to be cash equivalents. The Company limits its concentration of risk by diversifying its investments among a variety of issuers. The Company classifies all investment securities as available-for-sale in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). Available-for-sale investments are recorded at fair value determined based on quoted market prices, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss). Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost, net of accumulated depreciation and amortization. Property and equipment are depreciated on a straight-line basis over the estimated useful lives of three to five years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the lease term.

REVENUE RECOGNITION

     The Company recognizes license and other upfront fees on a ratable basis over the term of the respective agreement. Milestone payments are recognized upon successful completion of a performance milestone event. Contract revenues related to collaborative research and development agreements and government grants are recognized on a ratable basis as services are performed. Any amounts received in advance of performance are recorded as deferred revenue until earned.

                         KOSAN BIOSCIENCES INCORPORATED

RESEARCH AND DEVELOPMENT

     Research and development expenses consist of costs incurred for Company-sponsored and collaborative research and development activities. These costs consist of direct and indirect internal costs related to specific projects as well as fees paid to other entities which conduct certain research activities on behalf of the Company. Research and development expenses under the government grants and collaborative agreements approximated the revenue recognized, less milestone payments received under such arrangements, for the years ended December 31, 2000, 1999 and 1998.

NET LOSS PER SHARE

     Basic and diluted net loss per common share is presented in conformity with the Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), for all periods presented. Following the guidance given by the Securities and Exchange Commission Staff Accounting Bulletin No. 98, common stock and convertible preferred stock that has been issued or granted for nominal consideration prior to the anticipated effective date of the initial public offering must be included in the calculation of the basic and diluted net loss per common share as if these shares had been outstanding for all periods presented. To date, the Company has not issued or granted shares for nominal consideration.

     In accordance with SFAS 128, basic and diluted net loss per common share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net loss is not presented separately as the Company is in a net loss position and including common stock equivalents in the loss per share computation would be antidilutive. Pro forma net loss per common share has been computed to give effect to the automatic conversion of preferred stock into common stock immediately prior to the completion of the Company's initial public offering (using the if-converted method) from the original date of issuance.

     The following table presents the calculation of basic, diluted and pro forma basic and diluted net loss per share (in thousands, except per share data):

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2000       1999       1998
                                                       --------    -------    -------
Net loss attributable to common stockholders.........  $(26,343)   $(4,401)   $(3,267)
                                                       ========    =======    =======
Weighted-average shares of common stock
  outstanding........................................    10,697      5,273      4,453
Less: weighted-average shares subject to
  repurchase.........................................    (1,310)      (764)      (183)
                                                       --------    -------    -------
Weighted-average shares used in computing basic and
  diluted net loss per common share..................     9,387      4,509      4,270
                                                       ========    =======    =======
Basic and diluted net loss per common share..........  $  (2.81)   $ (0.98)   $ (0.77)
                                                       ========    =======    =======
PRO FORMA:
Shares used above....................................     9,387      4,509
Pro forma adjustment to reflect weighted effect of
  conversion of convertible preferred stock
  (unaudited)........................................     8,872      9,809
                                                       --------    -------
Shares used in computing pro forma basic and diluted
  net loss per common share (unaudited)..............    18,259     14,318
                                                       ========    =======
Pro forma basic and diluted net loss per common share
  (unaudited)........................................  $  (1.44)   $ (0.31)
                                                       ========    =======

     The Company has excluded all convertible preferred stock, outstanding stock options and shares subject to repurchase from the calculation of diluted net loss per common share because all such securities are antidilutive for all applicable periods presented. The total number of shares excluded from the calculations of

                         KOSAN BIOSCIENCES INCORPORATED
diluted net loss per share, prior to application of the treasury stock method for options was 1,080,141, 1,367,700 and 1,414,800 for the years ended December 31, 2000, 1999 and 1998, respectively. Such securities, had they been dilutive, would have been included in the computations of diluted net loss per share. See
Note 9 for further information on these securities.

STOCK-BASED COMPENSATION

     The Company accounts for common stock options granted to employees using the intrinsic value method and, thus, recognizes no compensation expense for options granted with exercise prices equal to or greater than the deemed fair value of the Company's common stock on the date of the grant.

     Stock compensation expense for options granted to non-employees has been determined in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and EITF 96-18 as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. The measurement of stock-based compensation to non-employees is subject to periodic adjustment as the underlying securities vest.

COMPREHENSIVE INCOME

     The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), at December 31, 1998. Under SFAS 130, the Company is required to display comprehensive income and its components as part of the Company's full set of financial statements. Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes certain changes in equity of the Company that are excluded from net income. Specifically, SFAS 130 requires unrealized holding gains and losses on the Company's available-for-sale securities, which were reported separately in stockholders' equity, to be included in accumulated other comprehensive income.

INCOME TAXES

     Since inception, the Company has recognized income taxes under the liability method. Deferred income taxes are recognized for differences between the financial statement and tax basis of assets and liabilities at enacted statutory tax rates in effect for years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

SEGMENT REPORTING

     The Company has adopted the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 established standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company did not have any separately reportable business segments as of December 31, 2000.

RECENT ACCOUNTING PRONOUNCEMENTS

  Derivative Instruments

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through net income. If the derivative is a hedge,

                         KOSAN BIOSCIENCES INCORPORATED
depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of asset, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. SFAS 133, as amended, is effective for years beginning after June 15, 2000. The Company does not currently hold any derivatives and does not expect this pronouncement to materially impact the results of its operations.

  Revenue Recognition

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In October 2000, the SEC issued a Frequently Asked Questions document on SAB 101 to clarify the application of SAB 101 in particular transactions. The Company believes that its current revenue recognition principles comply with SAB 101.

  Stock-Based Compensation

     In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock-Based Compensation, an interpretation of APB Opinion No. 25" ("FIN 44"), which provides clarification of APB Opinion No. 25 for certain issues such as the determination of who is an employee, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. The Company concluded that the adoption of FIN 44 did not result in material changes to its reported results of operations or financial position.

 2. COLLABORATION RESEARCH AND DEVELOPMENT AND LICENSE AGREEMENTS

THE R.W. JOHNSON PHARMACEUTICAL RESEARCH INSTITUTE

     In September 1998, the Company signed a two-year collaborative agreement with The R.W. Johnson Pharmaceutical Research Institute and Ortho-McNeil Pharmaceutical, Inc., both Johnson & Johnson companies. Under the terms of the agreement, the Company will use its technologies to produce novel macrolide antibiotics on a "best efforts" basis. The agreement provides for the Company to receive certain payments, including payments for research and development costs for at least two years, and receive payments for reaching certain research and development milestones. The collaborative partner received exclusive worldwide rights to the products developed in the field of use as defined in the agreement. The development, marketing, and sale of drugs resulting from the collaboration will be undertaken by the partner and should the development efforts result in a marketable product, the Company will receive royalty payments based on product sales. Upon the execution of the collaborative agreement the Company received an initial up-front fee of $1.0 million which was deferred and recognized on a ratable basis over the term of the agreement. In August 2000, the Company amended its collaboration research and development agreement. Under the terms of the amended agreement, subject to termination provisions, the research program and funding have been extended until at least December 28, 2001.

     For the years ended December 31, 2000, 1999 and 1998, the Company recognized $3.8 million, $5.0 million and $969,000, respectively, of contract revenue pursuant to this agreement which represents 100%, 96% and 99% of the contract revenues for fiscal year 2000, 1999 and 1998, respectively. Such amounts, excluding initial and milestone payments, approximated research and development expenses under this collaboration. Included in such amounts is the ratable portion of a $1.0 million up-front fee received upon signing the agreement, which was recognized over the initial two-year term of the agreement. Included in the year ended December 31, 1999 was $1.2 million of milestone payments earned under this agreement.

                         KOSAN BIOSCIENCES INCORPORATED

LICENSE AGREEMENTS

     The Company has collaborative and license agreements with several academic and medical institutions. The Company made total payments under these agreements for the years ended December 31, 2000, 1999 and 1998 of approximately $373,000, $42,500 and $32,500, respectively. The Company estimates its non-cancelable commitments under these agreements to be approximately $384,000.

 3. INVESTMENTS

     The amortized cost and fair value of securities, with gross unrealized gains and losses, at December 31, were as follows (in thousands):

                                               2000                                            1999
                           ---------------------------------------------   --------------------------------------------
                                         GROSS        GROSS                              GROSS        GROSS
                           AMORTIZED   UNREALIZED   UNREALIZED    FAIR     AMORTIZED   UNREALIZED   UNREALIZED    FAIR
                             COSTS       GAINS        LOSSES      VALUE      COST        GAINS        LOSSES     VALUE
                           ---------   ----------   ----------   -------   ---------   ----------   ----------   ------
Debt Securities:
  US treasury............   $ 1,300       $ --        $  (1)     $ 1,299    $1,300        $ --         $(10)     $1,290
  US agency notes........     8,491         12           --        8,503        --          --           --          --
  Corporate bonds........    52,582        185         (576)      52,191     1,000          --          (10)        990
Asset-backed
  securities.............     4,323          2           (2)       4,323     7,198           1          (47)      7,152
                            -------       ----        -----      -------    ------        ----         ----      ------
                            $66,696       $199        $(579)     $66,316    $9,498        $  1         $(67)     $9,432
                            =======       ====        =====      =======    ======        ====         ====      ======

     The fair value of available-for-sale debt securities by contractual maturity at December 31, were as follows (in thousands):

                                                              2000
                                                             -------
Within 1 year..............................................  $45,871
Greater than 1 year less than 5 years......................   17,003
Mortgage-backed securities.................................    3,442
                                                             -------
                                                             $66,316
                                                             =======

     At December 31, 2000, we had approximately $2.9 million invested in short-term commercial paper of Southern California Edison, a utility company. At the time of purchase, the security was a high investment-grade security, but was subsequently downgraded due to the financial problems caused by the California energy crisis. As of December 31, 2000, the security was valued at approximately 84% of cost, resulting in an unrealized loss of approximately $540,000. Although the state of California is taking steps to resolve the energy crisis, it is unclear at this time whether the utility's financial situation will improve and whether the full value of the investment will be realized upon maturity in April 2001.

 4. PROPERTY AND EQUIPMENT

     Property and equipment at December 31, consisted of the following (in thousands):

                                                             2000       1999
                                                            -------    ------
Computer equipment and software...........................  $   490    $  362
Office furniture..........................................      254       165
Lab equipment.............................................    3,374     2,228
Leasehold improvements....................................      940       825
                                                            -------    ------
                                                              5,058     3,580
Less accumulated depreciation and amortization............   (1,925)     (993)
                                                            -------    ------
                                                            $ 3,133    $2,587
                                                            =======    ======

                         KOSAN BIOSCIENCES INCORPORATED

     Depreciation expense was $932,000 and $636,000 for the years ended December 31, 2000 and 1999, respectively. Property and equipment financed under capital leases amounted to $562,000 at December 31, 2000 and 1999. Accumulated amortization related to this property and equipment amounted to $493,000 and $378,000 at December 31, 2000 and 1999, respectively.

 5. CAPITAL LEASES AND EQUIPMENT FINANCING

     The Company leases certain equipment and facility improvements under non-cancelable capital leases and debt obligations. As of December 31, 2000, future minimum lease and loan payments under these obligations are as follows (in thousands):

                                                 CAPITAL LEASES    EQUIPMENT LOANS
                                                 --------------    ---------------
Year ended December 31,
  2001.........................................      $ 132             $1,208
  2002.........................................          9              1,268
  2003.........................................         --                872
  2004.........................................         --                 57
                                                     -----             ------
          Total minimum lease payments.........        141              3,405
Less amount representing interest..............         (9)              (527)
                                                     -----             ------
Present value of net minimum payments..........        132              2,878
Less current portion...........................       (124)              (911)
                                                     -----             ------
Long-term portion..............................      $   8             $1,967
                                                     =====             ======

     In August 1998, the Company entered into a $2.2 million equipment loan agreement which was fully utilized by June 1999. In January 2000, the Company secured a $2.0 million line of credit of which $1.7 million had been utilized and approximately $300,000 was allowed to expire at December 31, 2000.

     The terms of the lease and loan obligations range from 43 months to 48 months. The equipment loans have a balloon payment at the end of the term. The interest rates on each of the leases and loans are fixed at the time of the draw down, with the interest rates ranging from 10.55% to 17.72%. Obligations under the leases and loans are secured by the assets financed under the leases.

 6. FACILITY LEASES

     In March 1999, the Company moved its facilities from Burlingame, California to Hayward, California. The Company leases its new facility under a non-cancelable operating lease with no renewal options, which commenced in February 1999 and expires in 2003. Minimum annual rental commitments under the operating lease at December 31, 2000 are as follows (in thousands):

Year ended
  2001......................................................  $1,211
  2002......................................................   1,238
  2003......................................................     776
                                                              ------
          Total minimum payments............................  $3,225
                                                              ======

     In September 1999, the Company terminated its Burlingame facility lease agreement and at the same time, the rights to the Company's sublease agreement under this facility lease was bought out by the former landlord. In connection with this buy-out, the Company received a $170,000 termination fee which was recorded as other income.

                         KOSAN BIOSCIENCES INCORPORATED

     Rent expense for operating leases was approximately $1.3 million, $1.2 million and $204,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Sub-lease income was approximately $0, $159,000, and $14,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

 7. ACCRUED LIABILITIES

     Accrued liabilities at December 31, consisted of the following (in thousands):

                                                               2000     1999
                                                              ------    ----
Facilities related..........................................  $  415    $280
Compensation related........................................     451     163
Professional services.......................................     250     120
Other.......................................................     481      63
                                                              ------    ----
                                                              $1,597    $626
                                                              ======    ====

 8. RELATED PARTY TRANSACTIONS

     In December 1998 and September 1999, the Company issued promissory notes to an officer and to a director totaling $346,500 for the exercise of certain stock options. These notes bear interest of 4.47% and 5.89% per annum, compounded semiannually, and the principal and accrued interest is repayable three years from the date of issuance. During the year ended December 31, 2000, the Company received additional promissory notes from four officers and various employees totaling $1.7 million for the exercise of stock options for 1,546,926 shares of common stock. These notes bear interest between 6.00% and 6.69% with terms of 3 years. All of these are full recourse notes secured in part by a pledge of the Company's common stock owned.

     The Company issued full recourse loans to certain employees, of which $917,000 and $87,000 were outstanding at December 31, 2000 and 1999, respectively. These loans bear interest at rates ranging from 4.47% to 6.62% with terms ranging from 3 years to 5 years. The loans were issued toward the purchase of the employees' residences, are secured by deeds of trust and are classified on the balance sheet as notes receivable from related parties. Two of the notes to officers totaling $203,000 will be forgiven upon the third and by the fourth anniversary dates of the officers' employment.

     The Company entered into a 14-month evaluation agreement with Savia Corporation and DNA Plant Technologies ("DNAP") effective March 1, 1998. The evaluation program was for the development of intellectual property and technology for use in the field. The Company received revenue of approximately $90,000 upon signing the agreement for work performed to that date. This agreement was subsequently terminated effective December 31, 1999. Under the terms of the termination agreement the Company received approximately $160,000 for development services performed through December 31, 1999, which is included in revenue and other receivables in 1999. A board member of the company which controls DNAP is also a board member of the Company.

 9. STOCKHOLDERS' EQUITY

STOCK SPLIT

     In September 2000, the Company split its common stock 3-for-1 and increased the authorized shares of common stock to 36,000,000 shares. In October 2000, in conjunction with the closing of the Company's initial public offering of common stock, the Company increased the authorized shares of common stock to 200,000,000. All common stock and options to purchase common stock and per share amounts in the accompanying financial statements have been adjusted retroactively to reflect the stock split. The conversion

                         KOSAN BIOSCIENCES INCORPORATED
ratios of the respective series of convertible preferred stock were automatically adjusted to reflect the stock split.

INITIAL PUBLIC OFFERING

     In October 2000, the Company completed its initial public offering of 5,750,000 shares of common stock, inclusive of the underwriters' over-allotment option, at a price of $14.00 per share. The Company received approximately $73.4 million in net proceeds after underwriting discounts and other offering costs. Upon closing of the initial public offering, the 4,073,573 of convertible preferred stock outstanding were automatically converted into 12,220,719 shares of common stock.

PREFERRED STOCK

     On April 3, 1998, the Company completed a private placement for the sale of 1,818,182 shares of Series B convertible preferred stock resulting in gross proceeds of $15.0 million.

     On March 30, 2000, the Company completed a private placement for the sale of 804,196 shares of Series C convertible preferred stock resulting in gross proceeds of $24.9 million. The issuance of the Series C convertible preferred stock resulted in a beneficial conversion feature in accordance with Emerging Issues Task Force Consensus No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features." The beneficial conversion feature was reflected as a deemed dividend of $11.3 million in the statement of operations for the year ended December 31, 2000.

     Convertible preferred stock outstanding at December 31, 1999 was as follows (in thousands, except share data):

                                                          SHARES       REDEMPTION/
                                            SHARES      ISSUED AND     LIQUIDATION
                                          DESIGNATED    OUTSTANDING       VALUE
                                          ----------    -----------    -----------
Convertible preferred stock:
  Series A..............................  1,480,000      1,451,195       $ 6,095
  Series B..............................  1,818,182      1,818,182        15,000
                                          ---------      ---------       -------
          Total.........................  3,298,182      3,269,377       $21,095
                                          =========      =========       =======

COMMON STOCK AND COMMON STOCK SUBJECT TO REPURCHASE

     Under the terms of the 1996 Stock Option Plan (the "1996 Plan"), options granted before the Company's initial public offering of common stock are exercisable when granted and if exercised prior to vesting, such shares are subject to repurchase upon termination of employment or consulting agreement. Repurchase rights lapse over the vesting periods which are generally four years. Should the employment of the holders of common stock subject to repurchase terminate prior to full vesting of the outstanding shares, the Company may repurchase all unvested shares at a price per share equal to the original exercise price. At December 31, 2000 and 1999, 1,410,559 shares and 742,659 shares, respectively, were subject to such repurchase terms. Stock options granted after the Company's initial public offering of common stock are exercisable only for the portion of the stock options that have vested.

1996 STOCK OPTION PLAN

     In 1996, the board of directors adopted the 1996 Stock Option Plan (the "1996 Plan") that provides for the granting of incentive stock options and nonstatutory stock options to employees, officers, directors and consultants of the Company. The maximum number of aggregate number of shares which may be optioned and sold under the plan is 5,100,000, plus an annual increase to be added on January 1 of each year which may be the lesser of 375,000 shares, 5% of the outstanding shares on such date, or a lesser amount as determined by

                         KOSAN BIOSCIENCES INCORPORATED
the Board, beginning in 2001. Incentive stock options may be granted with exercise prices not less than fair value, and nonstatutory stock options may be granted with exercise prices not less than 85% of the fair value of the common stock on the date of grant. The fair value of common stock for stock options granted before the Company's initial public offering was determined by the board of directors. The fair value of common stock for stock options granted after the Company's initial public offering of common stock determined by the closing market price of the Company's common stock as listed on any established stock exchange. Stock options granted to a stockholder owning more than 10% of voting stock of the Company may be granted with an exercise price of not less than 110% of the fair value of the common stock on the date of grant. Options expire no later than ten years from the date of the grant. The number of shares, terms, and exercise period are determined by the board of directors. Options generally vest at 25% per year over a four-year period.

2000 EMPLOYEE STOCK PURCHASE PLAN

     In March 2000, the Company adopted the 2000 Employee Stock Purchase Plan (the "Purchase Plan"). A total of 300,000 shares of the Company's common stock have been reserved for issuance under the Purchase Plan. In addition, the Purchase Plan provides for annual increases in the number of shares available for issuance under the Purchase Plan on January 1 of each year, beginning in 2001. The number of shares reserved automatically is equal to the lesser of 150,000 shares, 0.75% of the outstanding shares on the date of the annual increase or such amount as may be determined by the board. The Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the common stock on the first day of the offering or 85% of the fair market value of the Company's common stock on the purchase date. The initial offering period commenced on the effective date of the Company's initial public offering of common stock and will be for a period of approximately six months. As of December 31, 2000, no shares were granted under the Purchase Plan.

2000 NON-EMPLOYEE DIRECTORS' PLAN

     In March 2000, the Company adopted the 2000 Non-Employee Directors' Stock Option Plan (the "Directors' Plan") and reserved 300,000 shares of common stock for issuance thereunder. The maximum aggregate number of shares which may be optioned and sold under the plan is 300,000 shares, plus an annual increase to be added on January 1 of each year, beginning in 2001, equal to the lesser of 150,000 shares, 0.75% of the outstanding shares on such date, or a lesser amount as determined by the Board. Each non-employee director who becomes a director of the Company will be automatically granted a non-statutory stock option to purchase 7,500 shares of common stock on the date on which such person first becomes a director and will vest over four years. Beginning with the 2001 Annual Stockholders Meeting and each year thereafter, each non-employee director will automatically be granted a non-statutory option to purchase 3,750 shares of common stock which will vest in one year from the date of grant. The exercise price of options under the Directors' Plan will be equal to the fair market value of the common stock on the date of grant. The maximum term of the options granted under the Directors' Plan is ten years.

     The Directors' Plan will terminate in March 2010, unless terminated in accordance with the provisions of the Directors' Plan. As of December 31, 2000, 37,500 shares were granted under the Directors' Plan.

                         KOSAN BIOSCIENCES INCORPORATED

     A summary of stock option activity is as follows:

                                                                  OPTIONS OUTSTANDING
                                               ----------------------------------------------------------
                                    SHARES                                                    WEIGHTED
                                  AVAILABLE      NUMBER        EXERCISE       AGGREGATE       AVERAGE
                                  FOR GRANT    OF SHARES        PRICE           PRICE      EXERCISE PRICE
                                  ----------   ----------   --------------   -----------   --------------
Balances at December 31, 1997...     645,600      104,400                    $    13,460       $0.13
  Additional reserved...........   1,770,000           --               --            --          --
  Granted.......................  (2,085,000)   2,085,000   $0.15 - $ 0.37       671,775       $0.32
  Canceled......................      12,576      (12,576)  $0.08 - $ 0.33        (1,978)      $0.16
  Exercised.....................          --     (762,024)  $0.08 - $ 0.37      (276,262)      $0.36
                                  ----------   ----------                    -----------
Balances at December 31, 1998...     343,176    1,414,800                        406,995       $0.29
  Additional reserved...........     180,000           --               --            --          --
  Granted.......................    (464,100)     464,100   $    0.33            154,700       $0.33
  Canceled......................     218,607     (218,607)  $0.15 - $ 0.33       (66,023)      $0.30
  Exercised.....................          --     (292,593)  $0.08 - $ 0.37       (99,127)      $0.34
                                  ----------   ----------                    -----------
Balances at December 31, 1999...     277,683    1,367,700                        396,545       $0.29
  Additional reserved...........   2,700,000           --               --            --          --
  Granted.......................  (1,489,350)   1,489,350   $0.33 - $14.00     4,392,700       $2.95
  Canceled......................      81,519      (81,519)  $0.15 - $ 4.00       (77,213)      $0.95
  Exercised.....................          --   (1,695,390)  $0.08 - $ 4.00    (1,808,029)      $1.07
                                  ----------   ----------                    -----------
Balances at December 31, 2000...   1,569,852    1,080,141                    $ 2,904,003       $2.69
                                  ==========   ==========                    ===========

     The following table summarizes information with respect to stock options outstanding at December 31, 2000:

                  OPTIONS OUTSTANDING
--------------------------------------------------------      OPTIONS VESTED
                                 WEIGHTED                  --------------------
                                  AVERAGE       WEIGHTED               WEIGHTED
                                 REMAINING      AVERAGE                AVERAGE
   RANGE OF       NUMBER OF     CONTRACTUAL     EXERCISE   NUMBER OF   EXERCISE
EXERCISE PRICE     SHARES     LIFE (IN YEARS)    PRICE      SHARES      PRICE
--------------    ---------   ---------------   --------   ---------   --------
$0.15 - $ 0.42..    273,765        8.47          $ 0.35      92,388     $0.29
$1.00 - $ 2.00..    424,701        9.21          $ 1.22       5,144     $1.02
$4.00 - $ 8.00..    342,675        9.55          $ 4.60       7,230     $4.00
$13.50 - $14.00..    39,000        9.77          $13.95          --        --
                  ---------                                 -------
                  1,080,141                      $ 2.69     104,762
                  =========                                 =======

     Of the 1,080,141 options outstanding, 1,041,141 options were exercisable as of December 31, 2000.

STOCK-BASED COMPENSATION

     The Company has elected to follow the provision of APB Opinion No. 25 and related interpretations in the accounting for the stock-based awards because, as discussed below, the alternative fair value accounting provided for under FAS 123 requires use of option valuation models that were not developed for use in valuing employee stock-based awards. For the years ended December 31, 2000 and 1999, in connection with the grant of stock options to employees, the Company recorded deferred stock-based compensation totaling $15.6 million and $2.9 million, respectively, representing the difference between the deemed fair value of the common stock on the date such options were granted and the applicable exercise prices. Such amounts are included as a reduction of stockholders' equity and are being amortized using the graded vesting method over the vesting period of the individual options, which is generally four years. The Company recognized amortization of

                         KOSAN BIOSCIENCES INCORPORATED
deferred stock-based compensation of $6.9 million and $535,000 for the years ended December 31, 2000 and 1999, respectively.

     As of December 31, 2000, the Company had issued consultant stock options totaling 447,000 shares with exercise prices ranging from $0.15 to $4.00 and terms up to 5 years. Additionally, the Company had issued 210,000 shares of restricted stock to non-employees at a price of $0.001 per share. The restricted shares vest over 5 years. The Company records compensation related to the grants of stock options and restricted stock to non-employees in accordance with SFAS 123 and EITF 96-18 using the Black-Scholes Model with the following assumptions: risk-free interest rate of 5%; volatility of 70%, expected lives of 2 to 3 years; and a dividend yield of zero. The Company recognized other stock-based compensation for grants to non-employees of $1.4 million and $610,000 for the years ended December 31, 2000 and 1999, respectively. The measurement of stock-based compensation to non-employees is subject to periodic adjustment as the underlying awards vest.

     Pro forma net loss and net loss per share information is required by SFAS 123 which also requires that the information be determined as if the Company had accounted for its employee stock options granted since inception under the fair value method of that statement. Prior to the Company's initial public offering the fair value of stock options was estimated at the date of grant using the minimum value method. The fair value of stock options granted subsequent to the initial public offering were valued using a Black-Scholes valuation model based on the actual stock closing price on the date of grant. The effects of applying FAS 123 for either recognizing compensation expense or providing pro forma disclosures are not likely to be representative of the effects on net income for the future years. The Company's pro forma information follows (in thousands, except per share amounts):

                                                             YEAR ENDED DECEMBER 31
                                                          -----------------------------
                                                           2000       1999       1998
                                                          -------    -------    -------
Risk free interest rate.................................      5.0%       5.0%       5.0%
Dividend yield..........................................       --         --         --
Weighted-average expected life..........................  4 years    4 years    4 years
Volatility..............................................       70%       N/A        N/A

                                                           YEAR ENDED DECEMBER 31
                                                       ------------------------------
                                                         2000       1999       1998
                                                       --------    -------    -------
Net loss:
  As reported........................................  $(26,343)   $(4,401)   $(3,267)
  Pro forma..........................................   (26,861)    (4,772)    (3,454)
Basic and diluted net loss per common share
  As reported........................................  $  (2.81)   $ (0.98)   $ (0.77)
  Pro forma..........................................     (2.86)     (1.06)     (0.81)

10. INCOME TAXES

     As of December 31, 2000, the Company had federal net operating loss carryforwards of approximately $19.0 million. The Company also had federal research and development tax credit carryforwards of approximately $600,000. The federal net operating loss and credit carryforwards will expire at various dates beginning in the year 2011 through 2020, if not utilized.

     Utilization of the federal and state net operating loss and credit carryforwards may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before utilization. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets for financial reporting and the amount used for income tax purposes. Significant components of the

                         KOSAN BIOSCIENCES INCORPORATED

Company's deferred tax assets for federal and state income taxes as of December 31 are as follows (in thousands):

                                                            2000       1999
                                                           -------    -------
Deferred tax assets:
  Net operating loss carryforwards.......................  $ 6,500    $ 3,500
  Research and development credits.......................    1,100        500
  Capitalized research and development expenses..........      800        300
  Other..................................................      800         --
                                                           -------    -------
          Total deferred tax assets......................    9,200      4,300
                                                           -------    -------
Valuation allowance......................................   (9,200)    (4,300)
                                                           -------    -------
Net deferred taxes.......................................  $    --    $    --
                                                           =======    =======

     Due to the Company's lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $4.9 million and $1.7 million during the years ended December 31, 2000 and 1999, respectively.

11. QUARTERLY INFORMATION (UNAUDITED)

     The Company's quarterly results were as follows (in thousands, except per share amounts):

                                                       QUARTER ENDED
                                   ------------------------------------------------------
                                   MARCH 31,    JUNE 30,    SEPTEMBER 30,    DECEMBER 31,     TOTAL
                                   ---------    --------    -------------    ------------    --------
2000
  Revenue........................  $  1,079     $ 1,145        $ 1,195         $   811       $  4,230
  Loss from operations...........    (2,944)     (4,246)        (4,687)         (5,643)       (17,520)
  Net loss.......................    (2,865)     (3,814)        (4,251)         (4,146)       (15,076)
  Deemed dividend upon issuance
     of Series C convertible
     preferred stock.............    11,267          --             --              --         11,267
  Net loss attributable to common
     stockholders................   (14,132)     (3,814)        (4,251)         (4,146)       (26,343)
  Basic and diluted earnings per
     common share................  $  (2.92)    $ (0.73)       $ (0.79)        $ (0.19)      $  (2.81)
1999
  Revenue........................  $  1,086     $ 2,021        $   994         $ 1,245       $  5,346
  Loss from operations...........    (1,079)       (464)        (1,657)         (1,854)        (5,054)
  Net loss.......................      (920)       (360)        (1,390)         (1,731)        (4,401)
  Basic and diluted earnings per
     common share................  $  (0.23)    $ (0.06)       $ (0.30)        $ (0.38)      $  (0.98)

     Revenue for the quarter ended June 30, 1999 includes a milestone payment of $1.0 million.

                                 EXHIBIT INDEX

 EXHIBIT
   NO.                              DESCRIPTION
---------                           -----------
3.1*        Amended and Restated Certificate of Incorporation of
            Registrant.
3.2**       Bylaws of Registrant.
4.1***      Form of Registrant's Common Stock Certificate.
4.2***      Third Amended and Restated Registration Rights Agreement,
            dated March 30, 2000 between Registrant and certain
            shareholders.
9.1***      Third Amended and Restated Voting Agreement between the
            Registrant and certain shareholders, dated March 30, 2000.
10.1***     Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.
10.2***     1996 Stock Option Plan, as amended.
10.3***     2000 Employee Stock Purchase Plan and related agreements.
10.4***     2000 Non-Employee Director Stock Option Plan and related
            agreements.
10.5***     Amended and Restated Consulting Agreement between Registrant and Chaitan Khosla, Ph.D., dated December 7, 1998.
10.6***     Consulting Agreement between Registrant and Christopher
            Walsh, Ph.D., dated December 14, 1995.
10.7+***    Research and License Agreement between Registrant and The
            Sloan-Kettering Institute for Cancer Research, dated August
            25, 2000.
10.8+***    License Agreement between the Registrant and The Board of
            Trustees of The Leland Stanford Junior University, dated
            March 11, 1996.
10.9+***    Amendment No. 1 to License Agreement with the Board of
            Trustees of The Leland Stanford Junior University, dated
            March 1996; Letter to Mona Wan to confirm the agreement
            between Registrant and the Board of Trustees of The Leland
            Stanford Junior University, dated September 21, 1998; and
            Amendment No. 3 to License Agreement, dated March 10, 2000.
10.10+***   License Agreement between Registrant and President and
            Fellows of Harvard College, dated December 2, 1998.
10.11+***   Research and License Agreement between Registrant and
            Ortho-McNeil Pharmaceutical Corporation, and The R.W.
            Johnson Pharmaceutical Research Institute, dated September
            28, 1998.
10.12+***   Amendment No. 1 to the Research and License Agreement
            between the Registrant and Ortho-McNeil Pharmaceutical
            Corporation and The R.W. Johnson Pharmaceutical Research
            Institute, dated March 17, 2000.
10.13***    Sublease Agreement between Registrant and Lynx Therapeutics,
            Inc., dated January 6, 1999.
10.14***    Consent to Sublease Agreement between Spieker Properties
            L.P. and Lynx Therapeutics, Inc., dated September 17, 1999.
10.15***    Master Equipment Lease between Registrant and Phoenix
            Leasing Incorporated, dated September 3, 1996.
10.16***    Master Loan and Security Agreement between Registrant and
            Finova Technology Finance, Inc., dated August 25, 1998.
10.17***    Commitment Letter between Registrant and Finova Technology
            Finance, Inc., dated August 24, 1998.
10.18***    Commitment Letter between Registrant and Finova Capital
            Corporation, dated January 6, 2000

 EXHIBIT
   NO.                              DESCRIPTION
---------                           -----------
10.19***    Restated Promissory Note from Shareholder by and between
            Registrant and Daniel V. Santi, M.D., Ph.D., dated December
            23, 1998.
10.20***    Promissory Note from Shareholder by and between Registrant and Chaitan Khosla, Ph.D., dated September 22, 1999.
10.21***    Promissory Note from Shareholder by and between Registrant and Michael S. Ostrach, dated February 21, 2000.
10.22***    Promissory Note from Shareholder by and between Registrant and Susan M. Kanaya, dated February 21, 2000.
10.23***    Promissory Note from Shareholder by and between Registrant and Kevin Kaster, dated February 21, 2000.
10.24***    Employment Agreement between Registrant and Daniel V. Santi,
            M.D., Ph.D., dated November 1, 1998.
10.25***    Employment Agreement between Registrant and Kevin Kaster,
            dated July 20, 1998.
10.26***    Employment Agreement between Registrant and Susan M. Kanaya, dated October 11, 1999.
10.27***    Employment Agreement between Registrant and Brian W.
            Metcalf, Ph.D., dated March 15, 2000.
10.28***    Form of Series C Stock Purchase Agreement between the
            Registrant and certain investors, dated March 30, 2000.
10.29***    Termination Agreement among Registrant, Savia Corporation
            and DNA Plant Technology Corporation, dated December 31,
            1999.
10.30***    Promissory Note from Shareholder by and between Registrant and Susan M. Kanaya, dated April 25, 2000.
10.31***    Loan Agreement and Promissory Note from Shareholder by and between Registrant and Susan M. Kanaya, dated March 3, 2000 and March 31, 2000, respectively.
10.32***    Loan Agreement and Promissory Note from Shareholder by and between Registrant and Brian Metcalf, Ph.D., dated May 30,
            2000.
10.33+***   Amendment No. 2 to the Research and License Agreement
            between Registrant and The R.W. Johnson Pharmaceutical
            Research Institute and Ortho-McNeil Pharmaceutical, Inc.,
            dated August 31, 2000.
10.34***    Employment Agreement between Registrant and Robert G.
            Johnson, Jr., dated September 5, 2000.
16.1***     Letter from PricewaterhouseCoopers LLC, dated April 5, 2000 regarding a change in certified public accountants.
23.2        Consent of Ernst & Young LLP, Independent Auditors.

---------------
  * Incorporated by reference to Exhibit 3.2 of our Registration Statement on Form S-1, Registration No. 333-33732

 ** Incorporated by reference to Exhibit 3.4 of our Registration Statement on Form S-1, Registration No. 333-33732

*** Incorporated by reference to an exhibit of our Registration Statement on Form S-1, Registration No. 333-33732

  + Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.