Form 10-Q
period 2001-03-31
KOSAN BIOSCIENCES INC
filed 2001-05-15
CIK 1110206

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                          -----------------------------

                                    FORM 10-Q
(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2001.

        or


[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ___________ to
        ___________.


                             Commission File Number:
                                    000-31633
                          -----------------------------


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

                          -----------------------------




INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES [X]  NO [ ]

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE. COMMON STOCK $.001 PAR VALUE; 25,202,556 SHARES OUTSTANDING AT APRIL 30, 2001.

================================================================================

                         KOSAN BIOSCIENCES INCORPORATED

                                    Form 10-Q

                          Quarter Ended March 31, 2001

INDEX


PART I     FINANCIAL INFORMATION                                                   PAGE
Item 1:    Condensed Financial Statements and Notes:

           Condensed Balance Sheets as of March 31, 2001
           and December 31, 2000.............................................         3

           Condensed Statements of Operations for the three
           months ended March 31, 2001 and 2000..............................         4

           Condensed Statements of Cash Flows for the three
           months ended March 31, 2001 and 2000..............................         5

           Notes to Condensed Financial Statements...........................         6

Item 2:    Management's Discussion and Analysis of Financial
           Condition and Results of Operations...............................        11

Item 3:    Quantitative and Qualitative Disclosures About Market Risk........        21


PART II    OTHER INFORMATION

Item 1:    Legal Proceedings.................................................        22

Item 2:    Changes in Securities and Use of Proceeds.........................        22

Item 3:    Defaults Upon Senior Securities...................................        22

Item 4:    Submission of Matters to a Vote of Security Holders...............        22

Item 5:    Other Information.................................................        22

Item 6:    Exhibits and Reports on Form 8-K..................................        22

SIGNATURES ..................................................................        23

PART I.    FINANCIAL INFORMATION

ITEM 1: CONDENSED FINANCIAL STATEMENTS AND NOTES

                         KOSAN BIOSCIENCES INCORPORATED

                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                       MARCH 31,      DECEMBER 31,
                                                                          2001           2000
                                                                       ---------      ------------
                                                                      (unaudited)         (1)
                                     ASSETS
Current assets:
    Cash and cash equivalents ...................................      $  28,539       $  36,425
    Short-term investments ......................................         57,966          49,313
    Other receivables ...........................................             48              21
    Prepaid expenses and other current assets ...................            479             515
                                                                       ---------       ---------
         Total current assets ...................................         87,032          86,274
Property and equipment, net .....................................          3,274           3,133
Long-term investments ...........................................         13,598          17,003
Notes receivable from related parties ...........................            990             917
Other assets ....................................................            244             244
                                                                       ---------       ---------
         Total assets ...........................................      $ 105,138       $ 107,571
                                                                       =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable ............................................      $   1,091       $     980
    Accrued liabilities .........................................          1,680           1,597
    Deferred revenue ............................................              -             619
    Current portion of capital lease obligation .................             62             124
    Current portion of equipment loans ..........................            939             911
                                                                       ---------       ---------
         Total current liabilities ..............................          3,772           4,231
    Capital lease obligation, less current portion ..............              -               8
    Equipment loans, less current portion .......................          1,721           1,967

Stockholders' equity:
    Common stock ................................................             25              25
    Additional paid-in capital ..................................        141,896         141,590
    Notes receivable from stockholders ..........................         (2,043)         (2,079)
    Deferred stock-based compensation ...........................         (9,558)        (11,122)
    Accumulated other comprehensive loss ........................            (83)           (380)
    Accumulated deficit .........................................        (30,592)        (26,669)
                                                                       ---------       ---------
         Total stockholders' equity .............................         99,645         101,365
                                                                       ---------       ---------
         Total liabilities and stockholders' equity .............      $ 105,138       $ 107,571
                                                                       =========       =========


                             See accompanying notes.

(1) The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date.

                         KOSAN BIOSCIENCES INCORPORATED

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                       -----------------------
                                                                         2001           2000
                                                                       --------       --------
Revenues:
  Contract revenue ..............................................      $  1,009       $  1,042
  Grant revenue .................................................           220             37
                                                                       --------       --------
         Total revenues .........................................         1,229          1,079

Operating expenses:
  Research and development (including charges for stock-
    based compensation of $1,512 and $922, respectively) ........         5,564          3,263
  General and administrative (including charges for stock-
    based compensation of $244 and $339, respectively) ..........         1,093            760
                                                                       --------       --------
         Total operating expenses ...............................         6,657          4,023
                                                                       --------       --------
Loss from operations ............................................        (5,428)        (2,944)
Interest income, net ............................................         1,505             79
                                                                       --------       --------
Net loss ........................................................        (3,923)        (2,865)

Deemed dividend upon issuance of Series C
  convertible preferred stock ...................................             -        (11,267)
                                                                       --------       --------

Net loss attributable to common stockholders ....................      $ (3,923)      $(14,132)
                                                                       ========       ========

Basic and diluted net loss per common share .....................      $  (0.16)      $  (2.92)
                                                                       ========       ========

Shares used in computing basic and diluted net loss per
  common share ..................................................        23,845          4,833


                             See accompanying notes.

                         KOSAN BIOSCIENCES INCORPORATED

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                         -----------------------
                                                                           2001          2000
                                                                         --------       --------
OPERATING ACTIVITIES
  Net loss ........................................................      $ (3,923)      $ (2,865)
    Adjustment to reconcile net loss to net cash used in
      operating activities:
      Depreciation and amortization ...............................           (94)           195
      Amortization of stock-based compensation ....................         1,603            883
      Other stock-based compensation ..............................           153            378
      Issuance of convertible preferred stock for license fees ....             -             30
      Changes in assets and liabilities:
        Other receivables .........................................           (28)           156
        Prepaid expenses and other current assets .................            36              -
        Other assets and notes receivable from related parties ....           (71)             3
        Accounts payable ..........................................           111            (27)
        Accrued liabilities .......................................            83            474
        Deferred revenue ..........................................          (619)          (142)
                                                                         --------       --------
         Net cash used in operating activities ....................        (2,749)          (915)
                                                                         --------       --------

INVESTING ACTIVITIES
  Acquisition of property and equipment, net ......................          (419)          (257)
  Purchase of investments .........................................       (39,941)             -
  Proceeds from maturity of investments ...........................        35,364            320
                                                                         --------       --------
         Net cash (used in) provided by investing activities ......        (4,996)            63
                                                                         --------       --------

FINANCING ACTIVITIES
  Proceeds from issuance of common stock, net of issuance
    costs .........................................................           148             42
  Proceeds from issuance of convertible preferred stock, net of
    issuance costs ................................................             -         24,600
  Proceeds from equipment loans ...................................             -            794
  Principal payments under capital lease obligation ...............           (71)           (33)
  Principal payments under equipment loans ........................          (218)          (151)
                                                                         --------       --------
         Net cash (used in) provided by financing activities ......          (141)        25,252
                                                                         --------       --------
Net (decrease) increase in cash and cash equivalents ..............        (7,886)        24,400
Cash and cash equivalents at beginning of period ..................        36,425          1,032
                                                                         --------       --------

Cash and cash equivalents at end of period ........................      $ 28,539       $ 25,432
                                                                         ========       ========


                             See accompanying notes.

                         KOSAN BIOSCIENCES INCORPORATED

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Overview

    Kosan Biosciences Incorporated ("Kosan" or the "Company") was incorporated under the laws of the state of California on January 6, 1995 and commenced operations in 1996. In July 2000, the Company was reincorporated under the laws of the state of Delaware. The Company was considered to be in the development stage through December 31, 1998. Kosan has proprietary gene-engineering technologies for the manipulation and production of polyketides, a rich source of pharmaceutical products. The Company's product development opportunities currently target the areas of cancer, infectious disease, gastrointestinal motility disorders, mucus hypersecretion, nerve regeneration and immunosuppression.

    The Company has funded its operations primarily through sales of common stock, convertible preferred stock, contract payments under its collaboration agreement, equipment financing arrangements and government grants. Prior to achieving profitable operations, the Company intends to fund operations through the additional sale of equity securities, strategic collaborations and debt financing.

    Basis of Presentation

    The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. The information as of March 31, 2001, and for the three months ended March 31, 2001 and 2000, reflects all adjustments (including normal recurring adjustments) that the management of the Company believes are necessary for a fair presentation of the results for the periods presented. Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

    Use of Estimates

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

    Cash Equivalents and Investments

    The Company considers all highly liquid investments with a maturity from date of purchase of three months or less to be cash equivalents. The Company limits its concentration of risk by diversifying its investments among a variety of issuers. The Company classifies all investment securities as available-for-sale in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Available-for-sale investments are recorded at fair value based on quoted market prices, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss). Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

                         KOSAN BIOSCIENCES INCORPORATED

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    Revenue Recognition

    The Company recognizes license and other up-front fees on a ratable basis over the term of the respective agreement. Milestone payments are recognized upon successful completion of a performance milestone event. Contract revenues related to collaborative research and development agreements and government grants are recognized on a ratable basis as services are performed. Any amounts received in advance of performance are recorded as deferred revenue until earned.

    Research and Development

    Research and development expenses consist of costs incurred for Company-sponsored and collaborative research and development activities. These costs consist of direct and indirect internal costs related to specific projects as well as fees paid to other entities that conduct certain research activities on behalf of the Company. Research and development expenses under the government grants and collaborative agreements approximated the revenue recognized, less milestone payments received under such arrangements.

    Net Loss per Share

    Basic and diluted net loss per common share is presented in conformity with the Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), for all periods presented. Following the guidance given by the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 98, common stock and convertible preferred stock that has been issued or granted for nominal consideration prior to the anticipated effective date of the initial public offering must be included in the calculation of the basic and diluted net loss per common share as if these shares had been outstanding for all periods presented. To date, the Company has not issued or granted shares for nominal consideration.

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

                         KOSAN BIOSCIENCES INCORPORATED

                                   (UNAUDITED)

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    The following table presents the calculation of basic, diluted and pro forma basic and diluted net loss per share (in thousands, except per share data):


                                                                         Three Months Ended
                                                                              March 31,
                                                                       -----------------------
                                                                         2001           2000
                                                                       --------       --------
Net loss attributable to common stockholders ....................      $ (3,923)      $(14,132)
                                                                       ========       ========
Weighted-average shares of common
   stock outstanding ............................................        25,152          5,888
Less: weighted-average shares subject
   to repurchase ................................................        (1,307)        (1,055)
                                                                       --------       --------
Weighted-average shares used in computing
   basic and diluted net loss per common share ..................        23,845          4,833
                                                                       ========       ========
Basic and diluted net loss per common share .....................      $  (0.16)      $  (2.92)
                                                                       ========       ========

Pro forma:
Shares used above ...............................................        23,845          4,833
Pro forma adjustment to reflect weighted effect
   of conversion of convertible preferred stock .................             -          9,835
                                                                       --------       --------
Shares used in computing pro forma basic and
   diluted net loss per common share ............................        23,845         14,668
                                                                       ========       ========
Pro forma basic and diluted net loss per share ..................      $  (0.16)      $  (0.96)
                                                                       ========       ========


    Stock-Based Compensation

    The Company accounts for common stock options granted to employees using the intrinsic value method and, thus recognizes no compensation expense for options granted with exercise prices equal to or greater than the deemed fair value of the Company's common stock on the date of the grant.

    Stock-based compensation expense for options granted to non-employees has been determined in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and Emerging Issues Task Force ("EITF") Consensus No. 96-18 as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. The measurement of stock-based compensation to non-employees is subject to periodic adjustment as the underlying securities vest.

                         KOSAN BIOSCIENCES INCORPORATED

                                   (UNAUDITED)

2.  COLLABORATIVE RESEARCH AND DEVELOPMENT AND LICENSE AGREEMENTS

    The R.W. Johnson Pharmaceutical Research Institute

    In September 1998, the Company signed a collaborative agreement with The R.W. Johnson Pharmaceutical Research Institute and Ortho-McNeil Pharmaceutical, Inc., both Johnson & Johnson companies. In August 2000, the Company amended its collaborative research and development agreement. Under the terms of the amended agreement, subject to termination provisions, the research program and funding have been extended until at least December 28, 2001. In February 2001, the Company received and recognized in full, a $250,000 milestone in connection with this agreement.

    License Agreements

    The Company has collaborative and license agreements with several academic and medical institutions. For the three months ended March 31, 2001 and 2000, the Company did not make any payments under these agreements. At March 31, 2001, the Company estimated its non-cancelable commitments under these agreements to be approximately $384,000.

3.  COMPREHENSIVE GAIN/(LOSS)

    For the three months ended March 31, 2001 and 2000, comprehensive loss is as follows (in thousands):


                                                                         Three Months Ended
                                                                             March 31,
                                                                       ---------------------
                                                                        2001          2000
                                                                       -------       -------
Net loss ........................................................      $(3,923)      $(2,865)
Unrealized gain/(loss) on
    available-for-sale securities ...............................          297            (8)
                                                                       -------       -------
Comprehensive loss ..............................................      $(3,626)      $(2,873)
                                                                       =======       =======


4.  CAPITAL LEASES AND EQUIPMENT FINANCING

    The Company leases certain equipment and facility improvements under non-cancelable capital leases and debt obligations. The equipment loans have a balloon payment at the end of the term. The interest rates of each of the leases and loans are fixed at the time of the draw down, with the interest rates ranging from 10.6% to 17.7%. In January 2000, the Company secured a $2.0 million line of credit of which $1.7 million had been utilized and approximately $300,000 was allowed to expire at December 31, 2000.

                         KOSAN BIOSCIENCES INCORPORATED

                                   (UNAUDITED)

5.  ACCRUED LIABILITIES

    Accrued liabilities consisted of the following (in thousands):


                                                   March 31,    December 31,
                                                     2001          2000
                                                   --------     ------------
Facilities related ..........................      $    443      $    415
Compensation related ........................           503           451
Professional fees ...........................           256           250
Other .......................................           478           481
                                                   --------      --------
                                                   $  1,680      $  1,597
                                                   ========      ========


6.  SUBSEQUENT EVENT

    At March 31, 2001, the Company had approximately $3.0 million invested in short-term commercial paper of Southern California Edison, a utility company. At the time of purchase, the security was a high investment-grade security, but was subsequently downgraded due to the financial problems caused by the California energy crisis. At March 31, 2001, the security was valued at approximately 83% of cost, resulting in an unrealized loss of approximately $501,000.

    The security matured on April 18, 2001, and Southern California Edison defaulted on payment. The Company has determined that there has been an-other-than temporary decline in the fair value of the security and will record a write-down in the second quarter of 2001. As of April 30, 2001, the defaulted security was valued at approximately 80% of cost. On May 1, 2001, the Company received payment for the April 2001 stated annual interest rate of 6.6%. Southern California Edison has stated default interest payments are expected to be made on a monthly basis.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

    The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1993 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as may, will, should, expect, plan, anticipate, believe, estimate, predict, potential or continue, the negative of terms like these or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risks outlined under the caption "Risk Factors that May Affect Results of Operations and Financial Condition" set forth at the end of this Item 2, the Risk Factors set forth in our Annual Report on Form 10-K filed with the SEC and those contained from time to time in our other filings with the SEC. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

OVERVIEW

    We have proprietary gene-engineering technologies for the manipulation and production of polyketides, a rich source of pharmaceutical products. Our product development opportunities currently target the areas of cancer, infectious disease, gastrointestinal motility disorders, mucus hypersecretion, nerve regeneration and immunosuppression. In infectious disease, we have a collaboration with The R.W. Johnson Pharmaceutical Research Institute, a Johnson & Johnson company, focusing on the development of a next generation antibiotic.

    We have incurred significant losses since our inception. As of March 31, 2001, our accumulated deficit was $30.6 million. We expect to incur additional operating losses over the next several years as we continue to develop our technologies and fund internal product research and development.

STOCK-BASED COMPENSATION

    Stock-based compensation expense for the three months ended March 31, 2001 and 2000 represents the difference between the exercise price of an option and the deemed fair value of our common stock on the date of the option grant calculated in accordance with Accounting Principles Board Opinion No. 25 and its related interpretations. Such amounts are included as a reduction of stockholders' equity and are being amortized to expense using the graded vesting method over the vesting periods of the underlying options, which are generally four years. Stock-based compensation has been allocated to research and development expense and general and administrative expense, as appropriate. We recognized stock-based compensation expense of $1.6 million and $883,000 for the three months ended March 31, 2001 and 2000, respectively. Based on deferred stock-based compensation recorded as of March 31, 2001, we expect to record amortization for deferred stock-based compensation approximately as follows:
$4.6 million for the nine months remaining in 2001, $3.3 million in 2002, $1.5 million in 2003 and $158,000 in 2004.

    In connection with the grants of stock options and restricted stock to non-employees, we recognize compensation on a ratable basis over the related service period. We recognized other stock-based compensation for non-employees of $153,000 and $378,000 in the three months ended March 31, 2001 and 2000, respectively. In addition, we expect to recognize other stock-based compensation in connection with stock options and restricted stock granted to non-employees of $426,000 in the nine months remaining in 2001, $459,000 in 2002, $139,000 in
2003 and $33,000 in 2004. The measurement of stock-based compensation to our non-employees is subject to periodic adjustment as our stock price changes and as the underlying securities vest. As such, changes to these measurements could be substantial should we experience significant changes in our stock price.

RESULTS OF OPERATIONS

    Revenue. Our revenues were $1.2 million for the three months ended March 31, 2001 compared to $1.1 million for the same period in 2000. During the quarter ended March 31, 2001, we recognized a non-recurring $250,000 milestone received in connection with the anti-infective collaboration with The R.W. Johnson Pharmaceutical Research Institute. Included in 2000 revenues was $125,000 in amortization of the up-front fee received in connection with this collaboration that was amortized through September 2000, the initial term of the contract. The initial term of the collaboration with The R.W. Johnson Pharmaceutical Research Institute has been extended to December 28, 2001. If we do not maintain or further extend this agreement, or if it is terminated early, our revenues will significantly decrease thereafter, unless we enter into additional collaborations.

    Research and Development Expenses. Our research and development expenses consist primarily of stock-based compensation, salaries and other personnel-related expenses, facility-related expenses, lab consumables and depreciation of facilities and equipment. Research and development expenses increased to $5.6 million for the three months ended March 31, 2001 from $3.3 million for the same period in 2000. This increase was primarily due to increased payroll and personnel-related expenses, along with higher pre-clinical development expenses reflecting the cost of advancing the epothilone-D program towards clinical trials. Stock-based compensation also increased in the three months ended March 31, 2001 to $1.5 million from $922,000 for the same period in 2000. We expect our research and development expenses will increase substantially to fund the expansion of our technology platform, support our collaborative research programs and advance our epothilone and other in-house research programs into later stages of development.

    General and Administrative Expenses. General and administrative expenses increased to $1.1 million for the three months ended March 31, 2001 from $760,000 for the same period in 2000. This increase was primarily due to higher employee-related costs to support our expanding research and development activities and added public company-related expenses. We expect our general and administrative expenses will increase in the future to support the continued growth of our research and development efforts and to fulfill our obligations associated with being a publicly held company.

    Interest Income. Interest income increased to $1.6 million for the three months ended March 31, 2001 from $159,000 for the same period in 2000. This increase was due to higher average investment balances due to aggregate net proceeds of $98.0 million received in connection with our October 2000 initial public offering of common stock and the issuance of Series C convertible preferred stock in March 2000.

    Interest Expense. Interest expense increased to $94,000 for the three months ended March 31, 2001 from $80,000 for the same period in 2000. This increase resulted from additional debt financing associated with our capital purchases.

    Beneficial Conversion Feature. In March 2000, we sold 804,196 shares of Series C convertible preferred stock (which converted into 2,412,588 shares of common stock at the closing of our initial public offering) for net proceeds of approximately $24.6 million. After evaluating the fair value of our common stock in contemplation of our initial public offering, we determined that the issuance of the Series C convertible preferred stock resulted in a beneficial conversion feature calculated in accordance with EITF Consensus No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features." The beneficial conversion feature was reflected as a deemed dividend of $11.3 million in our financial statements for the three months ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

    We have financed our operations from inception primarily through sales of convertible preferred stock and common stock, totaling $119.2 million in net proceeds, contract payments under our collaboration agreement, equipment financing arrangements and government grants. As of March 31, 2001, we had $100.1 million in cash, cash equivalents and investments compared to $102.7 million as of December 31, 2000. Our funds are currently invested in U.S. Treasury and government agency obligations, investment-grade asset-backed securities and corporate obligations.

    Our operating activities used cash of $2.8 million for the three months ended March 31, 2001 compared to $915,000 for the same period in 2000. Our net loss of $3.9 million for the three months ended March 31, 2001 was partially offset by non-cash expenses of $1.8 million related to stock-based compensation. Cash used for the same period in 2000 was used primarily to fund our net operating losses of $2.9 million, partially offset by non-cash expenses of $1.5 million related to stock-based compensation and depreciation.

    Our investing activities, excluding changes in our investments, for the three months ended March 31, 2001 used cash of $419,000 compared to $257,000 for the same period in 2000, reflecting capital expenditures and facility improvements as we continue to enhance our laboratory capabilities.

    Cash used in financing activities was $141,000 for the three months ended March 31, 2001 compared to cash provided by financing activities of $25.3 million for the same period in 2000. Financing activities included $24.6 million in net proceeds from the issuance of our Series C convertible preferred stock in March 2000.

    For periods subsequent to March 31, 2001, we have estimated our non-cancelable commitments under our collaborative and license agreements to be approximately $384,000.

    We believe our existing cash and investments will be sufficient to meet our anticipated cash requirements for at least 24 months. Our future capital uses and requirements depend on numerous forward-looking factors. These factors include, but are not limited to the following:

    - our ability to establish and the amount of revenues received under any new collaborations;

    -   the progress and number of research programs carried out by us;

    - the progress and success of pre-clinical and clinical trials of our drug candidates;

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

FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

    You should carefully consider the risks described below, together with all of the other information included in this report, in considering our business and prospects. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. The occurrence of any of the following risks could harm our business, financial condition or results of operations.

WE HAVE A HISTORY OF NET LOSSES AND MAY NEVER BECOME PROFITABLE.

    We commenced operations in 1996 and are still in an early stage of development. We have not commercialized any products and we have incurred significant losses to date. As of March 31, 2001, we had an accumulated deficit of approximately $30.6 million. To date, our revenues have been solely from collaborations and government grants. Our expenses have consisted principally of costs incurred in research and development and from general and administrative costs associated with our operations. We have incurred net losses since our inception, including a net loss of approximately $3.9 million for the three months ended March 31, 2001. We expect our expenses to increase and to continue to incur operating losses for at least the next several years as we continue our research and development efforts for our drug candidates. The amount of time necessary to commercialize any of our drug candidates successfully is long and uncertain and successful commercialization may not occur at all. As a result, we may never become profitable.

IF WE DO NOT ESTABLISH AND MAINTAIN COLLABORATIONS WITH OTHER PARTIES, THE DEVELOPMENT OF OUR PRODUCTS MAY BE DELAYED OR STOPPED.

    Because we do not currently possess the financial and other resources necessary to develop potential products that may result from our technologies, or the financial and other resources to complete any approval processes which may be required for these products, we must enter into collaborative arrangements to develop many of our drug candidates. If we do not maintain or further extend our current collaboration with The R.W. Johnson Pharmaceutical Research Institute and Ortho-McNeil Pharmaceutical, Inc., both Johnson & Johnson companies, which expires on December 28, 2001, subject to termination provisions, or if we do not enter into new collaborative agreements, then our revenues will be significantly reduced, and our drug candidates may not be developed, manufactured or marketed.

OUR POTENTIAL PRODUCTS ARE IN AN EARLY STAGE OF DEVELOPMENT AND SUBSTANTIAL ADDITIONAL EFFORT WILL BE NECESSARY FOR DEVELOPMENT.

    Our technologies are new and our drug candidates are in early stages of research and development. We may not develop products that prove to be safe and effective, meet applicable regulatory standards, are capable of being manufactured at reasonable costs, or can be marketed successfully. All of the potential proprietary products that we are currently developing will require significant development and investment, including extensive pre-clinical and clinical testing before we can submit any application for regulatory approval. Before obtaining regulatory approvals for the commercial sale of any of our products, we must demonstrate through pre-clinical testing and clinical trials that our drug candidates are safe and effective in humans. We have not commenced clinical testing of any of our potential products, nor have we submitted any application to test any potential products in humans. Conducting clinical trials is a lengthy, expensive and uncertain process. Completion of clinical trials may take several years or more. The length of time generally varies substantially according to the type, complexity, novelty and intended use of the drug candidate. Our clinical trials, if commenced, may be suspended at any time if we or the U.S. Food and Drug Administration, or the FDA, believe the patients participating in our studies are exposed to unacceptable health risks. We may encounter problems in our studies that will cause us or the FDA to delay or suspend the studies.

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

    We rely upon trade secret protection for our confidential and proprietary information. We have taken measures to protect our proprietary information. These measures may not provide adequate protection for our trade secrets or other proprietary information. We seek to protect our proprietary information by entering into confidentiality agreements with employees, collaborators, and consultants. Nevertheless, employees, collaborators or consultants may still disclose our proprietary information, and we may not be able to protect our trade secrets meaningfully. In addition, others may independently develop substantially equivalent proprietary information or techniques or otherwise gain access to our trade secrets.

LITIGATION OR OTHER PROCEEDINGS OR THIRD-PARTY CLAIMS OF INTELLECTUAL PROPERTY INFRINGEMENT WOULD REQUIRE US TO SPEND TIME AND MONEY AND COULD PREVENT US FROM DEVELOPING OR COMMERCIALIZING PRODUCTS.

    Our commercial success depends in part on not infringing the patents and proprietary rights of other parties and not breaching any licenses that we have entered into with regard to our technologies and products. Others have filed patent applications and issued patents, and in the future are likely to continue to file patent applications and issue patents, claiming genes, gene fragments, compounds or other technologies which we may wish to use. If we wish to use the claimed technology in issued and unexpired patents, then we may need to obtain a license from another party, enter into litigation or incur the risk of litigation.

    The biotechnology industry is characterized by extensive litigation regarding patents and other intellectual property rights. We are aware of patents and published patent applications that, if valid, and if we are unsuccessful in circumventing or acquiring the rights to these patents, may block our ability to commercialize products. We cannot be sure that other parties have not been issued relevant patents that could affect our ability to obtain patents or to operate as we would like to. Others may sue us in the future to challenge our patent rights or claim infringement of their patents. An adverse determination in litigation to which we may become a party could subject us to significant liabilities to others, require us to license disputed rights from others or require us to cease using the disputed technology.

    We are aware of a significant number of patents and patent applications relating to aspects of our technologies and families of compounds filed by, and issued to, other parties. Others have filed patent applications or have been granted patents claiming inventions also claimed by us, and we may have to participate in an interference proceeding declared by the relevant patent regulatory agency to determine priority of invention and, thus, the right to a patent for these inventions in the United States. For example, we believe one or more interferences may be declared between patent applications we own or have exclusively licensed and patents owned by Novartis relating to epothilone biosynthetic genes and epothilone D and related compounds and patents owned by Abbott Laboratories relating to erythromycin polyketide synthase genes and methods for altering polyketide synthase genes. Such a proceeding or a lawsuit in which we are alleged to have infringed an issued patent could result in substantial cost to us even if the outcome is favorable, and if the outcome is unfavorable, we could be required to license the other party's rights, at terms that may be unfavorable to us, or cease using the technology. Even if successful on priority grounds, an interference may result in loss of claims based on patentability grounds raised in the interference. Although patent and intellectual property disputes in the biotechnology area are often settled through licensing or similar arrangements, costs associated with these arrangements may be substantial and could include ongoing royalties. Furthermore, we cannot be certain that the necessary license would be available to us on satisfactory terms, if at all.

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

    We have experienced a period of rapid and substantial growth that has placed, and if this growth continues will further place, a strain on our human and capital resources. If we are unable to manage this growth effectively, then our losses could increase. The number of our employees increased from 57 on March 31, 2000 to 79 on March 31, 2001. Retaining our current employees and recruiting qualified scientific personnel to perform future research and development work will be critical to our success. Competition is intense for experienced scientists, and we may not be able to retain or recruit sufficient skilled personnel to allow us to pursue collaborations and develop our products and core technologies to the extent otherwise possible. Additionally, we are highly dependent on the principal members of our management and scientific staff, such as our two co-founders, the loss of whose services would adversely impact the achievement of our objectives. Although we maintain and are the beneficiary of $1.0 million key-man life insurance policies for the lives of each of our two co-founders, Dr. Daniel Santi, our chief executive officer, and Dr. Chaitan Khosla, a director and consultant, we do not believe the proceeds would be adequate to compensate us for their loss.

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

    Any products that we develop through our technologies will compete in multiple, highly competitive markets. Development of pharmaceutical products requires significant investment and resources. Many of the organizations competing with us in the markets for such products have greater capital resources, research and development and marketing staffs, facilities and capabilities, and greater experience in modifying DNA, obtaining regulatory approvals and product manufacturing and marketing. Accordingly, our competitors may be able to develop technologies and products more easily, which would render our technologies and products and those of our collaborators obsolete and noncompetitive.

IF WE FACE CLAIMS IN CLINICAL TRIALS OF A DRUG CANDIDATE, THESE CLAIMS WILL DIVERT OUR MANAGEMENT'S TIME AND WE WILL INCUR LITIGATION COSTS.

    We face an inherent business risk of clinical trial liability claims in the event that the use or misuse of our potential products results in personal injury or death. We may experience clinical trial liability claims if our drug candidates are misused or cause harm before regulatory authorities approve them for marketing. Even though we have obtained clinical trial liability insurance, it may not be sufficient to cover claims that may be made against us. Clinical trial liability insurance is expensive, difficult to obtain and may not be available in the future on acceptable terms, if at all. Any claims against us, regardless of their merit, could materially and adversely affect our financial condition, because litigation related to these claims would strain our financial resources in addition to consuming the time and attention of our management. If we are sued for any injuries caused by our products, our liability could exceed our total assets.

WE USE HAZARDOUS CHEMICALS AND RADIOACTIVE AND BIOLOGICAL MATERIALS IN OUR BUSINESS. ANY CLAIMS RELATING TO IMPROPER HANDLING, STORAGE OR DISPOSAL OF THESE MATERIALS COULD BE TIME CONSUMING AND COSTLY.

    Our research and development processes involve the controlled use of hazardous materials, including hazardous chemicals and radioactive and biological materials. Some of these materials may be novel, including bacteria with novel properties and bacteria that produce biologically active compounds. Our operations also produce hazardous waste products. We cannot eliminate the risk of accidental contamination or discharge and any resultant injury from these materials. Federal, state, and local laws and regulations govern the use, manufacture, storage, handling and disposal of these materials. We believe that our current operations comply in all material respects with these laws and regulations. We could be subject to civil damages in the event of an improper or unauthorized release of, or exposure of individuals to, hazardous materials. In addition, we could be sued for injury or contamination that results from our use or the use by third parties or our collaborators of these materials, and our liability may exceed our total assets. Compliance with environmental laws and regulations may be expensive, and current or future environmental regulations may impair our research, development or commercialization efforts.

WE RELY ON A CONTINUOUS POWER SUPPLY TO CONDUCT OUR OPERATIONS, AND CALIFORNIA'S CURRENT ENERGY CRISIS COULD DISRUPT OUR OPERATIONS AND INCREASE OUR EXPENSES.

    California is in the midst of an energy crisis that could disrupt our operations and increase our expenses. In the event of an acute power shortage, that is, when power reserves for the State of California fall below 1.5%, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout California. We currently do not have adequate backup generators or alternate sources of power in the event of a blackout, and our current insurance does not provide coverage for any damages we may suffer as a result of any interruption in our power supply. If blackouts interrupt our power supply, we would be temporarily unable to continue operations at our facilities, including but not limited to the disruption of laboratory experiments and product manufacturing cycles. Any such interruption in our ability to continue operations at our facilities could damage our reputation, lead to our failure to meet certain time-based milestones and could result in lost contract revenue, any of which could substantially harm our business and results of operations.

    Furthermore, the deregulation of the energy industry instituted in 1996 by the California government has caused power prices to increase. Under deregulation, utilities were encouraged to sell their plants, which traditionally had produced most of California's power, to independent energy companies that were expected to compete aggressively on price. Instead, due in part to a shortage of supply, wholesale prices have significantly increased over the past year. If wholesale prices continue to increase, our operating expenses will likely increase, as all of our facilities are located in California.

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

SOME OF OUR EXISTING STOCKHOLDERS CAN EXERT CONTROL OVER US AND MAY NOT MAKE DECISIONS THAT ARE IN THE BEST INTEREST OF ALL STOCKHOLDERS.

    Our officers, directors and affiliates together control approximately 46% of our outstanding common stock. As a result, these stockholders, if they act together, are able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may delay or prevent a change in control of us and might affect the market price of our common stock, even when a change may be in the best interests of all stockholders. In addition, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider.

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

    Our quarterly operating results have fluctuated in the past and are likely to do so in the future. These fluctuations could cause our stock price to fluctuate significantly or decline. Some of the factors that could cause our operating results to fluctuate include:

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

    A large portion of our expenses is relatively fixed, including expenses for facilities, equipment and personnel. Accordingly, if revenues decline or do not grow due to expiration or termination of research contracts or government research grants, failure to obtain new contracts or other factors, we may not be able to reduce our operating expenses correspondingly. In addition, we expect operating expenses to continue to increase. Failure to achieve anticipated levels of revenues could therefore significantly harm our operating results for a particular fiscal period.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

    The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents, short-term and long-term investments in a variety of securities, including corporate obligations and money market funds. As of March 31, 2001, approximately 86% of our total portfolio will mature in one year or less, with the remainder maturing in less than two years.

    At March 31, 2001, we had approximately $3.0 million invested in short-term commercial paper of Southern California Edison, a utility company. At the time of purchase, the security was a high investment-grade security, but was subsequently downgraded due to the financial problems caused by the California energy crisis. At March 31, 2001, the security was valued at approximately 83% of cost, resulting in an unrealized loss of approximately $501,000. The security matured on April 18, 2001, and Southern California Edison defaulted on payment. We have determined that there has been an-other-than temporary decline in fair value of the security and will record a write-down in the second quarter of 2001.

    The following table represents the fair value balance of our cash, cash equivalents and short-term and long-term investments that are subject to interest rate risk by year of expected maturity and average interest rates as of March 31, 2001 (dollars in thousands):


                                                  2001             2002
                                              ----------       ----------
Cash & equivalents .....................      $   28,539               --
Average interest rates .................            5.33%

Short-term investments .................          38,134       $   19,832
Average interest rates .................            6.33%            5.68%

Long-term investments ..................              --           13,598
Average interest rates .................                             6.14%


    We did not hold derivative instruments as of March 31, 2001, and we have never held such instruments in the past. In addition, we had outstanding debt, consisting of borrowings under an equipment financing line of credit, of $2.7 million as of March 31, 2001, with a range of interest rates of between 10.6% and 17.7%.

PART II.       OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

         Not applicable.

ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS

          d) USE OF PROCEEDS

             Our initial public offering of common stock was effected in October 2000, in which we sold 5,750,000 shares of our common stock.

             The net proceeds of the 5,750,000 shares registered and sold were approximately $73.4 million. We paid a total of approximately $5.6 million in underwriting discounts and commissions and approximately $1.5 million in other costs and expenses in connection with the offering through March 2001. None of the expenses were paid, directly or indirectly, to directors, officers or persons owning 10 percent or more of our common stock.

             We intend to use the net proceeds for advancing our drug candidates through pre-clinical and later stage development, discovering or acquiring new drug candidates, expanding our technology platform, capital expenditures, working capital, general corporate purposes and possible future acquisitions. To date, we have not used any of the net proceeds from the offering and, pending such use, our funds have been invested in U.S. Treasury and government agency obligations, investment-grade asset-backed securities and corporate obligations.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5:  OTHER INFORMATION

         None.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         a)  EXHIBITS

                THE EXHIBITS LISTED ON THE ACCOMPANYING INDEX TO EXHIBITS ARE FILED OR INCORPORATED BY REFERENCE (AS STATED THEREIN) AS PART OF THIS QUARTERLY REPORT ON FORM 10-Q.

         b)  REPORTS ON FORM 8-K

                NO CURRENT REPORTS ON FORM 8-K WERE FILED DURING THE QUARTER ENDED MARCH 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             Kosan Biosciences Incorporated



May 11, 2001                 By: /s/ Daniel V. Santi
                                 --------------------------------
                                 Daniel V. Santi, M.D., Ph.D.
                                 Chairman and Chief Executive Officer



May 11, 2001                 By: /s/ Susan M. Kanaya
                                 --------------------------------
                                 Susan M. Kanaya
                                 Vice President, Finance and
                                 Chief Financial Officer
                                 (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

                                  EXHIBIT INDEX


EXHIBIT
NUMBER         DESCRIPTION OF DOCUMENT
3.1            AMENDED AND RESTATED CERTIFICATE OF INCORPORATION (1)

3.2            BYLAWS (1)

4.1            FORM OF SPECIMEN COMMON STOCK CERTIFICATE (1)


--------------
(1) FILED WITH KOSAN'S REGISTRATION STATEMENT ON FORM S-1, AS AMENDED (NO. 333-33732), AND INCORPORATED HEREIN BY REFERENCE.