Form 10-Q
period 2001-06-30
KOSAN BIOSCIENCES INC
filed 2001-08-14
CIK 1110206

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                          -----------------------------

                                    FORM 10-Q

(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2001.

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


                 3832BAY CENTER PLACE, HAYWARD, CALIFORNIA 94545
                    (address of principal executive offices)

                                 (510) 732-8400
              (Registrant's telephone number, including area code)

                          -----------------------------


INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES  [X]   NO  [ ]

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE. COMMON STOCK, $.001 PAR VALUE; 25,189,689 SHARES OUTSTANDING AT JULY 31, 2001.

================================================================================

                         KOSAN BIOSCIENCES INCORPORATED

                                    Form 10-Q

                           Quarter Ended June 30, 2001

INDEX

                                                                                   PAGE
PART I           FINANCIAL INFORMATION

Item 1:          Condensed Financial Statements and Notes:

                 Condensed Balance Sheets as of June 30, 2001
                 and December 31, 2000..............................................3

                 Condensed Statements of Operations for the three months and six months ended June 30, 2001 and 2000................................4

                 Condensed Statements of Cash Flows for the six
                 months ended June 30, 2001 and 2000................................5

                 Notes to Condensed Financial Statements............................6

Item 2:          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations...............................11

Item 3:          Quantitative and Qualitative Disclosures About Market Risk........21


PART II          OTHER INFORMATION

Item 1:          Legal Proceedings.................................................22

Item 2:          Changes in Securities and Use of Proceeds.........................22

Item 3:          Defaults Upon Senior Securities...................................22

Item 4:          Submission of Matters to a Vote of Security Holders...............22

Item 5:          Other Information.................................................23

Item 6:          Exhibits and Reports on Form 8-K..................................23

SIGNATURES       ..................................................................24

PART I. FINANCIAL INFORMATION

ITEM 1: CONDENSED FINANCIAL STATEMENTS AND NOTES

                         KOSAN BIOSCIENCES INCORPORATED

                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                    JUNE 30,            DECEMBER 31,
                                                                      2001                  2000
                                                                    ---------           ------------
                                                                   (unaudited)               (1)
                                     ASSETS

Current assets:
  Cash and cash equivalents ............................            $  28,579             $  36,425
  Short-term investments ...............................               52,767                49,313
  Other receivables ....................................                   51                    21
  Prepaid expenses and other current assets ............                  482                   515
                                                                    ---------             ---------
         Total current assets ..........................               81,879                86,274
Property and equipment, net ............................                3,595                 3,133
Long-term investments ..................................               13,607                17,003
Notes receivable from related parties ..................                1,184                   917
Other assets ...........................................                  244                   244
                                                                    ---------             ---------
         Total assets ..................................            $ 100,509             $ 107,571
                                                                    =========             =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable .....................................            $   1,385             $     980
  Accrued liabilities ..................................                1,497                 1,597
  Deferred revenue .....................................                   --                   619
  Current portion of capital lease obligation ..........                   33                   124
  Current portion of equipment loans ...................                  968                   911
                                                                    ---------             ---------
         Total current liabilities .....................                3,883                 4,231
Capital lease obligation, less current portion .........                   --                     8
Equipment loans, less current portion ..................                1,468                 1,967

Stockholders' equity:
  Common stock .........................................                   25                    25
  Additional paid-in capital ...........................              141,963               141,590
  Notes receivable from stockholders ...................               (1,728)               (2,079)
  Deferred stock-based compensation ....................               (7,903)              (11,122)
  Accumulated other comprehensive gain/(loss) ..........                  388                  (380)
  Accumulated deficit ..................................              (37,587)              (26,669)
                                                                    ---------             ---------
         Total stockholders' equity ....................               95,158               101,365
                                                                    ---------             ---------
         Total liabilities and stockholders' equity ....            $ 100,509             $ 107,571
                                                                    =========             =========

                             See accompanying notes.

(1) The balance sheet data at December 31, 2000 has been derived from the audited financial statements at that date.

                         KOSAN BIOSCIENCES INCORPORATED

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                            JUNE 30,                         JUNE 30,
                                                                    ------------------------         -------------------------
                                                                      2001            2000             2001             2000
                                                                    --------         -------         --------         --------
Revenues:
  Contract revenue .........................................        $    717         $ 1,042         $  1,726         $  2,084
  Grant revenue ............................................             261             103              481              140
                                                                    --------         -------         --------         --------
         Total revenues ....................................             978           1,145            2,207            2,224

Operating expenses:
  Research and development (including charges for
    stock-based compensation of $1,319 and $1,675
    in the three months ended June 30, 2001 and 2000,
    respectively, and $2,831 and $2,597 in the six
    months ended June 30, 2001 and 2000, respectively) .....           6,742           4,358           12,306            7,621

  General and administrative (including charges for
    stock-based compensation of $407 and $369 in the
    three months ended June 30, 2001 and 2000,
    respectively, and $651 and $708 in the six months
    ended June 30, 2001 and 2000, respectively) ............           1,469           1,033            2,562            1,793
                                                                    --------         -------         --------         --------
         Total operating expenses ..........................           8,211           5,391           14,868            9,414
                                                                    --------         -------         --------         --------
Loss from operations .......................................          (7,233)         (4,246)         (12,661)          (7,190)
Other income, net ..........................................             238             432            1,743              511
                                                                    --------         -------         --------         --------
Net loss ...................................................          (6,995)         (3,814)         (10,918)          (6,679)

Deemed dividend upon issuance of Series C
  convertible preferred stock ..............................              --              --               --          (11,267)
                                                                    --------         -------         --------         --------

Net loss attributable to common stockholders ...............        $ (6,995)        $(3,814)        $(10,918)        $(17,946)
                                                                    ========         =======         ========         ========

Basic and diluted net loss per common share ................        $  (0.29)        $ (0.73)        $  (0.46)        $  (3.57)
                                                                    ========         =======         ========         ========
Shares used in computing basic and diluted net loss per
  common share .............................................          24,066           5,224           23,955            5,029

                             See accompanying notes.

                         KOSAN BIOSCIENCES INCORPORATED

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                     SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                               -----------------------------
                                                                                 2001                 2000
                                                                               --------             --------
OPERATING ACTIVITIES
  Net loss ........................................................            $(10,918)            $ (6,679)
    Adjustment to reconcile net loss to net cash used in
      operating activities:
      Depreciation ................................................                 583                  421
      Amortization ................................................                (654)                  63
      Amortization of stock-based compensation ....................               3,168                2,553
      Other stock-based compensation ..............................                 314                  752
      Issuance of convertible preferred stock for license fees ....                  --                   30
      Loss on write-down of investment ............................                 990                   --
    Changes in assets and liabilities:
      Other receivables ...........................................                 (30)                 386
      Prepaid expenses and other current assets ...................                  33                   72
      Other assets and notes receivable from related parties ......                  46               (1,014)
      Accounts payable ............................................                 405                  264
      Accrued liabilities .........................................                (100)                 583
      Deferred revenue ............................................                (619)                (284)
                                                                               --------             --------
         Net cash used in operating activities ....................              (6,782)              (2,853)
                                                                               --------             --------

INVESTING ACTIVITIES
  Acquisition of property and equipment, net ......................              (1,045)                (808)
  Purchase of investments .........................................             (58,107)              (4,591)
  Proceeds from maturity of investments ...........................              58,481                  719
                                                                               --------             --------
         Net cash used in investing activities ....................                (671)              (4,680)
                                                                               --------             --------

FINANCING ACTIVITIES
  Proceeds from issuance of common stock, net .....................                 148                   44
  Proceeds from issuance of convertible preferred stock, net of
    issuance costs ................................................                  --               24,600
  Proceeds from equipment loans ...................................                  --                1,308
  Principal payments under capital lease obligation ...............                 (99)                 (67)
  Principal payments under equipment loans ........................                (442)                (369)
                                                                               --------             --------
         Net cash (used in) provided by financing activities ......                (393)              25,516
                                                                               --------             --------

Net (decrease) increase in cash and cash equivalents ..............              (7,846)              17,983
Cash and cash equivalents at beginning of period ..................              36,425                1,032
                                                                               --------             --------

Cash and cash equivalents at end of period ........................            $ 28,579             $ 19,015
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

        Basis of Presentation

        The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. The information as of June 30, 2001, and for the three months and six months ended June 30, 2001 and 2000, reflects all adjustments (including normal recurring adjustments) that the management of the Company believes are necessary for a fair presentation of the results for the periods presented. Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

        In accordance with SFAS 128, basic and diluted net loss per common share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net loss is not presented separately as the Company is in a net loss position, and including common stock equivalents in the loss per share computation would be antidilutive. Pro forma net loss per common share has been computed to give effect to the automatic conversion of preferred stock into common stock immediately prior to the completion of the Company's initial public offering (using the if-converted method) from the original date of issuance.

                         KOSAN BIOSCIENCES INCORPORATED

                                   (UNAUDITED)


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        The following table presents the calculation of basic, diluted and pro forma basic and diluted net loss per share (in thousands, except per share data):

                                                              Three Months Ended                          Six Months Ended
                                                                    June 30,                                  June 30,
                                                          -----------------------------             -----------------------------
                                                            2001                 2000                 2001                 2000
                                                          --------             --------             --------             --------
Net loss attributable to common stockholders .            $ (6,995)            $ (3,814)            $(10,918)            $(17,946)
                                                          ========             ========             ========             ========
Weighted-average shares of common
   stock outstanding .........................              25,195                6,607               25,173                6,248
Less: weighted-average shares subject
   to repurchase .............................              (1,129)              (1,383)              (1,218)              (1,219)
                                                          --------             --------             --------             --------

Weighted-average shares used in computing
   basic and diluted net loss per common share              24,066                5,224               23,955                5,029
                                                          ========             ========             ========             ========

Basic and diluted net loss per common share ..            $  (0.29)            $  (0.73)            $  (0.46)            $  (3.57)
                                                          ========             ========             ========             ========


Pro forma:
Shares used above ............................              24,066                5,224               23,955                5,029
Pro forma adjustment to reflect weighted
   effect  of conversion of convertible
  preferred stock ............................                  --               12,221                   --               11,027
                                                          --------             --------             --------             --------
Shares used in computing pro forma basic and
   diluted net loss per common share .........              24,066               17,445               23,955               16,056
                                                          ========             ========             ========             ========
Pro forma basic and diluted net loss per share            $  (0.29)            $  (0.22)            $  (0.46)            $  (1.12)
                                                          ========             ========             ========             ========

        Stock-Based Compensation

        The Company accounts for common stock options granted to employees using the intrinsic value method and thus recognizes no compensation expense for options granted with exercise prices equal to or greater than the deemed fair value of the Company's common stock on the date of the grant.

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

        License Agreements

        The Company has collaborative and license agreements with several academic and medical institutions. For the six months ended June 30, 2001 and 2000, the Company made payments under these agreements of approximately $164,000 and $42,500, respectively. At June 30, 2001, the Company estimated its non-cancelable commitments under these agreements to be approximately $456,000.

3. COMPREHENSIVE GAIN/(LOSS)

        For the three and six months ended June 30, 2001 and 2000, comprehensive loss is as follows (in thousands):

                                                        Three Months Ended                       Six Months Ended
                                                             June 30,                                 June 30,
                                                    ---------------------------             ----------------------------
                                                     2001                2000                 2001                2000
                                                    -------             -------             --------             -------
Net loss ...............................            $(6,995)            $(3,814)            $(10,918)            $(6,679)
Unrealized gain/(loss) on
  available-for-sale securities ........               (519)                 14                 (222)
                                                                                                                       6
Reclassification of write-down on
  available-for-sale securities ........                990                  --                  990                  --
                                                    -------             -------             --------             -------
Comprehensive loss .....................            $(6,524)            $(3,800)            $(10,150)            $(6,673)
                                                    =======             =======             ========             =======

4. LOSS ON WRITE-DOWN OF INVESTMENT

        In accordance with SFAS 115, the Company has determined that an other-than-temporary decline in fair value of its investment in short-term commercial paper of Southern California Edison ("So Cal Ed"), a utility company, has occurred. At the time of purchase, the security was a high investment-grade security, but was subsequently downgraded due to the financial uncertainty that has resulted from the California energy crisis. The security matured on April 18, 2001, and So Cal Ed defaulted on payment. The initial cost of the security was $3.0 million, and the security was valued at approximately 67% of cost at June 30, 2001. Accordingly, the Company recorded a $990,000 loss on the related write-down in the carrying value of the investment. Subsequent to the maturity date of April 18, 2001, So Cal Ed has made interest payments on a monthly basis at the stated interest rate of 6.64%.

                         KOSAN BIOSCIENCES INCORPORATED

                                   (UNAUDITED)


5. CAPITAL LEASES AND EQUIPMENT FINANCING

        The Company leases certain equipment and facility improvements under non-cancelable capital leases and debt obligations. The equipment loans have a balloon payment at the end of the term. The interest rates of each of the leases and loans are fixed at the time of the draw down, with the interest rates ranging from 10.6% to 17.7%. In January 2000, the Company secured a $2.0 million line of credit, of which $1.7 million had been utilized and approximately $300,000 was allowed to expire at December 31, 2000.

6. ACCRUED LIABILITIES

        Accrued liabilities consisted of the following (in thousands):


                                     June 30,         December 31,
                                       2001              2000
                                     --------         ------------
Facilities-related .......            $  342            $  415
Compensation-related .....               432               451
Professional services ....               447               250
Other ....................               276               481
                                      ------            ------
                                      $1,497            $1,597
                                      ======            ======

7. SUBSEQUENT EVENT

        In July 2001, the Company entered into a $2.5 million equipment line of credit agreement (the "Line of Credit"). Each draw down has a repayment period of 42 months and an interest rate that is fixed at the time of draw down. The Company utilized approximately $1.1 million of the Line of Credit, which carries with it an interest rate of 9.02%. Obligations under the Line of Credit are payable in monthly installments of principal and interest and are secured by the assets financed under the Line of Credit.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

        The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as may, will, should, expect, plan, anticipate, believe, estimate, predict, potential or continue, the negative of terms like these or other comparable terminology. Actual events or results may differ materially from those anticipated in these forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risks outlined under the caption "Risk Factors that May Affect Results of Operations and Financial Condition" set forth at the end of this Item 2, the Risk Factors set forth in our Annual Report on Form 10-K filed with the SEC and those contained from time to time in our other filings with the SEC. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

OVERVIEW

        We have proprietary gene-engineering technologies for the manipulation and production of polyketides, a rich source of pharmaceutical products. Kosan uses its platform technologies to develop product candidates that target large pharmaceutical markets. In infectious disease, we have a collaboration with The R.W. Johnson Pharmaceutical Research Institute, a Johnson & Johnson company, focusing on the development of a next generation antibiotic.

        We have incurred significant losses since our inception. As of June 30, 2001, our accumulated deficit was $37.6 million. We expect to incur additional operating losses over the next several years as we continue to develop our technologies and fund internal product research and development.

STOCK-BASED COMPENSATION

        Stock-based compensation represents the difference between the exercise price of an option and the deemed fair value of our common stock on the date of the option grant calculated in accordance with Accounting Principles Board Opinion No. 25 and its related interpretations. Such amounts are included as a reduction of stockholders' equity and are being amortized to expense using the graded vesting method over the vesting periods of the underlying options, which are generally four years. Amortization of stock-based compensation has been allocated to research and development expense and general and administrative expense, as appropriate. We recognized stock-based compensation expense of $3.2 million and $2.6 million for the six months ended June 30, 2001 and 2000, respectively. Based on deferred stock-based compensation recorded as of June 30, 2001, we expect to record amortization for deferred stock-based compensation approximately as follows: $3.0 million for the six months remaining in 2001, $3.2 million in 2002, $1.5 million in 2003 and $203,000 in 2004.

        In connection with the grants of stock options and restricted stock to non-employees, we recognize compensation on a ratable basis over the related service period. We recognized other stock-based compensation for non-employees of $314,000 and $752,000 in the six months ended June 30, 2001 and 2000, respectively. In addition, we expect to recognize other stock-based compensation in connection with stock options and restricted stock granted to non-employees of $405,000 in the six months remaining in 2001, $685,000 in 2002, $337,000 in
2003, $219,000 in 2004 and $63,000 in 2005. The measurement of stock-based compensation to our non-employees is subject to periodic adjustment as our stock price changes and as the underlying securities vest. As such, changes to these measurements could be substantial should we experience significant changes in our stock price.

RESULTS OF OPERATIONS

        Revenues. Our revenues were $1.0 million and $2.2 million for the three and six months ended June 30, 2001, compared to $1.1 million and $2.2 million in the same periods in 2000. Grant revenue was $481,000 for the six months ended June 30, 2001, compared to $140,000 in the same period last year. In addition, during the six months ended June 30, 2001, we recognized a non-recurring $250,000 milestone received in connection with the anti-infective collaboration with The R.W. Johnson Pharmaceutical Research Institute. Included in the year-to-date 2000 revenues was $250,000 in amortization of the up-front fee received in connection with this collaboration. The initial term of the collaboration with The R.W. Johnson Pharmaceutical Research Institute has been extended to December 28, 2001. If we do not maintain or further extend this agreement, or if it is terminated early, our revenues will significantly decrease thereafter, unless we enter into additional collaborations.

        Research and Development Expenses. Our research and development expenses consist primarily of stock-based compensation, salaries and other personnel-related expenses, facility-related expenses and fees paid to outside service providers. Research and development expenses increased to $6.7 million and $12.3 million for the three and six months ended June 30, 2001 from $4.4 million and $7.6 million for the same periods in 2000. These increases were primarily attributable to our expanded research and development efforts, including advancing our epothilone program toward the clinic and continued investment in our internally funded programs and technologies. Stock-based compensation decreased in the three months ended June 30, 2001 to $1.3 million from $1.7 million for the same period in 2000 and increased for the six months ended June 30, 2001 to $2.8 million from $2.6 million for the same period in 2000. We expect our research and development expenses will increase substantially to fund the expansion of our technology platform, support our collaborative research programs and advance our epothilone and other in-house research programs into later stages of development.

        General and Administrative Expenses. General and administrative expenses increased to $1.5 million and $2.6 million for the three and six months ended June 30, 2001 from $1.0 million and $1.8 million for the same periods in 2000. This increase was primarily due to higher employee-related costs to support our expanding research and development activities and added public company-related expenses. We expect our general and administrative expenses will increase in the future to support the continued growth of our research and development efforts and to fulfill our obligations associated with being a publicly held company.

        Interest Income. Interest income increased to $1.3 million and $2.9 million for the three and six months ended June 30, 2001 from $519,000 and $678,000 for the same periods in 2000. This increase was due to higher average investment balances due to aggregate net proceeds of $98.0 million received in connection with our October 2000 initial public offering of common stock and the issuance of Series C convertible preferred stock in March 2000.

        Interest Expense. Interest expense decreased to $80,000 for the three months ended June 30, 2001 from $87,000 for the same period in 2000 and increased to $174,000 for the six months ended June 30, 2001 from $167,000 for the same period in 2000. The decrease for the quarter ended June 30, 2001 from the quarter ended June 30, 2000 resulted from normal amortization of our existing debt.

        Write-down of Investment. At June 30, 2001, we had approximately $3.0 million invested in short-term commercial paper of Southern California Edison ("So Cal Ed"), a utility company. The security matured on April 18, 2001 and So Cal Ed defaulted on payment. Accordingly, for the quarter ended June 30, 2001, we recorded a write-down on the carrying value of the investment of $990,000. Due to the continuing uncertainty associated with the California energy crisis, additional write-downs in the carrying value of the security may be required in the event So Cal Ed experiences further adverse material changes in its financial condition.

        Beneficial Conversion Feature. In March 2000, we sold 804,196 shares of Series C convertible preferred stock (which converted into 2,412,588 shares of common stock at the closing of our initial public offering) for net proceeds of approximately $24.6 million. After evaluating the fair value of our common stock in contemplation of our initial public offering, we determined that the issuance of the Series C convertible preferred stock resulted in a beneficial conversion feature calculated in accordance with EITF Consensus No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features." The beneficial conversion feature was reflected as a deemed dividend of $11.3 million in our financial statements for the six months ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

        We have financed our operations from inception primarily through sales of convertible preferred stock and common stock, totaling $119.1 million in net proceeds, contract payments under our collaboration agreement, equipment financing arrangements and government grants. As of June 30, 2001, we had $95.0 million in cash, cash equivalents and investments, compared to $102.7 million as of December 31, 2000. Our funds are currently invested in U.S. Treasury and government agency obligations, investment-grade asset-backed securities and corporate obligations.

        Our operating activities used cash of $6.8 million for the six months ended June 30, 2001, compared to $2.9 million for the same period in 2000. Our net loss of $10.9 million for the six months ended June 30, 2001 was partially offset by non-cash expenses of $3.4 million related to stock-based compensation and depreciation and amortization. Cash used for the same period in 2000 was used primarily to fund our net operating losses of $6.7 million, partially offset by non-cash expenses of $3.8 million related to stock-based compensation and depreciation.

        Our investing activities, excluding changes in our investments, for the six months ended June 30, 2001 used cash of $1.0 million, compared to $808,000 for the same period in 2000, reflecting capital expenditures and facility improvements as we continue to expand our laboratory capabilities.

        Cash used in financing activities was $393,000 for the six months ended June 30, 2001, compared to cash provided by financing activities of $25.5 million for the same period in 2000. Financing activities included $24.6 million in net proceeds from the issuance of our Series C convertible preferred stock in March 2000.

        For periods subsequent to June 30, 2001, we have estimated our non-cancelable commitments under our collaborative and license agreements to be approximately $456,000.

        We believe our existing cash and investments will be sufficient to meet our anticipated cash requirements for at least 24 months. Our future capital uses and requirements depend on numerous forward-looking factors. These factors include, but are not limited to, the following:

        - our ability to establish, and the amount of revenues received under, any new collaborations;

        -       the progress and number of research programs carried out by us;

        - the progress and success of pre-clinical and clinical trials of our drug candidates;

        - our ability to maintain our existing collaboration with The R.W. Johnson Pharmaceutical Research Institute;

        - the costs and timing of obtaining, enforcing and defending our patent and intellectual property rights;

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

WE HAVE A HISTORY OF NET LOSSES AND MAY NEVER BECOME PROFITABLE.

        We commenced operations in 1996 and are still in an early stage of development. We have not commercialized any products, and we have incurred significant losses to date. As of June 30, 2001, we had an accumulated deficit of approximately $37.6 million. To date, our revenues have been solely from collaborations and government grants. Our expenses have consisted principally of costs incurred in research and development and from general and administrative costs associated with our operations. We have incurred net losses since our inception, including a net loss of approximately $10.9 million for the six months ended June 30, 2001. We expect our expenses to increase and to continue to incur operating losses for at least the next several years as we continue our research and development efforts for our drug candidates. The amount of time necessary to commercialize any of our drug candidates successfully is long and uncertain, and successful commercialization may not occur at all. As a result, we may never become profitable.

IF WE DO NOT ESTABLISH AND MAINTAIN COLLABORATIONS WITH OTHER PARTIES, THE DEVELOPMENT OF OUR PRODUCTS MAY BE DELAYED OR STOPPED.

        Because we do not currently possess the financial and other resources necessary to develop potential products that may result from our technologies, or the financial and other resources to complete any approval processes that may be required for these products, we must enter into collaborative arrangements to develop many of our drug candidates. If we do not maintain or further extend our current collaboration with The R.W. Johnson Pharmaceutical Research Institute and Ortho-McNeil Pharmaceutical, Inc., both Johnson & Johnson companies, which expires on December 28, 2001, subject to termination provisions, or if we do not enter into new collaborative agreements, then our revenues will be significantly reduced, and our drug candidates may not be developed, manufactured or marketed.

OUR POTENTIAL PRODUCTS ARE IN AN EARLY STAGE OF DEVELOPMENT, AND SUBSTANTIAL ADDITIONAL EFFORT WILL BE NECESSARY FOR DEVELOPMENT.

        Our technologies are new, and our drug candidates are in early stages of research and development. We may not develop products that prove to be safe and effective, meet applicable regulatory standards, are capable of being manufactured at reasonable costs or can be marketed successfully. All of the potential proprietary products that we are currently developing will require significant development and investment, including extensive pre-clinical and clinical testing, before we can submit any application for regulatory approval. Before obtaining regulatory approvals for the commercial sale of any of our products, we must demonstrate through pre-clinical testing and clinical trials that our drug candidates are safe and effective in humans. We have not commenced clinical testing of any of our potential products. Conducting clinical trials is a lengthy, expensive and uncertain process. Completion of clinical trials may take several years or more. The length of time generally varies substantially according to the type, complexity, novelty and intended use of the drug candidate. Our clinical trials, if commenced, may be suspended at any time, if we or the U.S. Food and Drug Administration, or the FDA, believe the patients participating in our studies are exposed to unacceptable health risks. We may encounter problems in our studies that will cause us or the FDA to delay or suspend the studies.

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

        We rely upon trade secret protection for our confidential and proprietary information. We have taken measures to protect our proprietary information. These measures may not provide adequate protection for our trade secrets or other proprietary information. We seek to protect our proprietary information by entering into confidentiality agreements with employees, collaborators and consultants. Nevertheless, employees, collaborators or consultants may still disclose our proprietary information, and we may not be able to protect our trade secrets effectively. In addition, others may independently develop substantially equivalent proprietary information or techniques or otherwise gain access to our trade secrets.

LITIGATION OR OTHER PROCEEDINGS OR THIRD-PARTY CLAIMS OF INTELLECTUAL PROPERTY INFRINGEMENT WOULD REQUIRE US TO SPEND TIME AND MONEY AND COULD PREVENT US FROM DEVELOPING OR COMMERCIALIZING PRODUCTS.

        Our commercial success depends in part on not infringing the patents and proprietary rights of other parties and not breaching any licenses that we have entered into with regard to our technologies and products. Others have filed patent applications and issued patents, and in the future are likely to continue to file patent applications and issue patents, claiming genes, gene fragments, compounds or other technologies that we used or may wish to use. If we use the claimed technology in issued and unexpired patents, then we may need to obtain a license from another party, enter into litigation or incur the risk of litigation.

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

        We are aware of a significant number of patents and patent applications relating to aspects of our technologies and families of compounds filed by, and issued to, other parties. Others have filed patent applications or have been granted patents claiming inventions also claimed by us, and we may have to participate in an interference proceeding declared by the relevant patent regulatory agency to determine priority of invention and, thus, the right to a patent for these inventions in the United States. For example, we believe one or more interferences or other legal proceedings to determine priority of invention may be declared between patents and patent applications we own or have exclusively licensed and patents owned by Novartis relating to epothilone biosynthetic genes and epothilone D and related compounds and patents owned by Abbott Laboratories relating to erythromycin polyketide synthase genes and methods for altering polyketide synthase genes. Such a proceeding or a lawsuit in which we are alleged to have infringed an issued patent could result in substantial cost to us even if the outcome is favorable, and if the outcome is unfavorable, we could be required to license the other party's rights, at terms that may be unfavorable to us, or cease using the technology. Even if successful on priority grounds, an interference may result in loss of claims based on patentability grounds raised in the interference. Although patent and intellectual property disputes in the biotechnology area are often settled through licensing or similar arrangements, costs associated with these arrangements may be substantial and could include ongoing royalties. Furthermore, we cannot be certain that the necessary license would be available to us on satisfactory terms, if at all.

        Other parties have or may obtain future patents and claim that the use of our technologies infringes these patents or that we are employing their proprietary technology without authorization. We could incur substantial costs and diversion of management and technical personnel in defending ourselves against any of these claims or enforcing our patents against others. Furthermore, parties making claims against us may be able to obtain injunctive or other equitable relief, which could effectively block our ability to further develop, commercialize and sell products, and could result in the award of substantial damages against us. In the event of a successful claim of infringement against us, we may be required to:

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

        We have experienced a period of rapid and substantial growth that has placed, and if this growth continues will further place, a strain on our human and capital resources. If we are unable to manage this growth effectively, then our losses could increase. The number of our employees increased from 62 on June 30, 2000 to 88 on June 30, 2001. Retaining our current employees and recruiting qualified scientific personnel to perform future research and development work will be critical to our success. Competition is intense for experienced scientists, and we may not be able to retain or recruit sufficient skilled personnel to allow us to pursue collaborations and develop our products and core technologies to the extent otherwise possible. Additionally, we are highly dependent on the principal members of our management and scientific staff, such as our two co-founders, the loss of whose services would adversely impact the achievement of our objectives. Although we maintain and are the beneficiary of $1.0 million key-man life insurance policies for the lives of each of our two co-founders, Dr. Daniel Santi, our chief executive officer, and Dr. Chaitan Khosla, a director and consultant, we do not believe the proceeds would be adequate to compensate us for their loss.

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

        Our research and development processes involve the controlled use of hazardous materials, including hazardous chemicals and radioactive and biological materials. Some of these materials may be novel, including bacteria with novel properties and bacteria that produce biologically active compounds. Our operations also produce hazardous waste products. We cannot eliminate the risk of accidental contamination or discharge and any resultant injury from these materials. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of these materials. We believe that our current operations comply in all material respects with these laws and regulations. We could be subject to civil damages in the event of an improper or unauthorized release of, or exposure of individuals to, hazardous materials. In addition, we could be sued for injury or contamination that results from our use or others or the use by our collaborators or third parties of these materials, and our liability may exceed our total assets. Compliance with environmental laws and regulations may be expensive, and current or future environmental regulations may impair our research, development or commercialization efforts.

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

SOME OF OUR EXISTING STOCKHOLDERS CAN EXERT CONTROL OVER US AND MAY NOT MAKE DECISIONS THAT ARE IN THE BEST INTEREST OF ALL STOCKHOLDERS.

        Our officers, directors and affiliates together control approximately 44% of our outstanding common stock. As a result, these stockholders, if they act together, are able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may delay or prevent a change in control of us and might affect the market price of our common stock, even when a change may be in the best interests of all stockholders. In addition, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and accordingly, these stockholders could cause us to enter into transactions or agreements that we would not otherwise consider.

OUR STOCK PRICE HAS BEEN, AND MAY CONTINUE TO BE, EXTREMELY VOLATILE.

        The trading price of our common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

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

        A large portion of our expenses is relatively fixed, including expenses for facilities, equipment and personnel. Accordingly, if revenues decline or do not grow due to expiration or termination of research contracts or government research grants, failure to obtain new contracts or other factors, we may not be able to reduce our operating expenses correspondingly. In addition, we expect operating expenses to continue to increase. Failure to achieve increased levels of revenues could therefore significantly harm our operating results for a particular fiscal period.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

        The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents, short-term and long-term investments in a variety of securities, including corporate obligations and money market funds. As of June 30, 2001, approximately 86% of our total portfolio will mature in one year or less, with the remainder maturing in less than two years.

        At June 30, 2001, we had approximately $3.0 million invested in short-term commercial paper of Southern California Edison, a utility company. At the time of purchase, the security was a high investment-grade security, but subsequently was downgraded due to the financial uncertainty that has resulted from the California energy crisis. The security matured on April 18, 2001, and Southern California Edison defaulted on payment. At June 30, 2001, the security was valued at approximately 67% of cost. We have determined that there has been an other-than-temporary decline in fair value of the security and recorded a write-down of $990,000.

        The following table represents the fair value balance of our cash, cash equivalents and short-term and long-term investments that are subject to interest rate risk by year of expected maturity and average interest rates as of June 30, 2001 (dollars in thousands):

                                     2001                   2002                 2003
                                  ----------             ----------             ------
Cash & equivalents                $   28,579                     --                 --
Average interest rates                  4.05%

Short-term investments                31,533             $   21,234                 --
Average interest rates                  5.44%                  5.82%

Long-term investments                     --                  5,956             $7,651
Average interest rates                                         5.92%              4.65%

        We did not hold derivative instruments as of June 30, 2001, and we have never held such instruments in the past. In addition, we had outstanding debt, consisting of borrowings under an equipment financing line of credit and capital lease obligations, of $2.5 million as of June 30, 2001, with a range of interest rates from 10.6% to 17.7%.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        Not applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        a) On June 1, 2001, at the Company's Annual Meeting of Stockholders, the Company's stockholders approved to amend the Company's Amended and Restated Certificate of Incorporation, thereby reducing the authorized number of shares of common stock from 200,000,000 shares to 100,000,000 shares, such Certificate of Amendment was filed with the State of Delaware on July 18, 2001.

        d) Use of Proceeds

                Our initial public offering of common stock was effected in October 2000, in which we sold 5,750,000 shares of our common stock.

                The net proceeds of the 5,750,000 shares registered and sold were approximately $73.4 million. We paid a total of approximately $5.6 million in underwriting discounts and commissions and approximately $1.5 million in other costs and expenses in connection with the offering through June 2001. None of the expenses were paid, directly or indirectly, to directors, officers or persons owning 10 percent or more of our common stock.

                We intend to continue to use the net proceeds for advancing our drug candidates through pre-clinical and later stage development, discovering or acquiring new drug candidates, expanding our technology platform, capital expenditures, working capital, general corporate purposes and possible future acquisitions. To date, we have not used any of the net proceeds from the offering and, pending such use, our funds have been invested in U.S. Treasury and government agency obligations, investment-grade asset-backed securities and corporate obligations.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        a) The Company held its Annual Meeting of stockholders on June 1, 2001.

        b) The stockholders elected Chaitan Khosla, Ph.D., director of the Company, to serve until the 2004 annual meeting of stockholders and until his successor has been elected and qualified or until his earlier resignation or removal. Directors whose term of office as a director continued after the meeting are Daniel V. Santi, M.D. Ph.D.; Peter Davis, Ph.D.; Jean Deleage, Ph.D.; and Christopher Walsh, Ph.D.

                                              Shares Voted In           Shares
                      Candidate                    Favor               Withheld
                ------------------------    ------------------     -----------------
                Chaitan Khosla, Ph.D....        17,758,209               9,824

        c) The stockholders approved the proposed amendment to the Company's Amended and Restated Certificate of Incorporation to decrease the authorized number of shares of common stock by 100,000,000 shares to a total of 100,000,000 shares of authorized common stock:

                            Shares voted in favor..........   17,755,359
                            Shares voted against...........       11,974
                            Shares abstaining..............          700
                            Broker non--votes..............            0

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits:

      Exhibit
        No.
      -------
        3.1     Amended and Restated Certificate of Incorporation

        3.2     Bylaws of Registrant (1)

        4.1     Form of Specimen of Common Stock Certificate (1)

           (b)     Reports on Form 8-K
                   No Current Reports on Form 8-K were filed during the quarter ended June 30, 2001.

----------
(1) Filed with Kosan's Registration Statement on Form S-1, as amended (No. 333-33732), and incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Kosan Biosciences Incorporated


August 13, 2001                        By: /s/ Daniel V. Santi
                                          --------------------------------------
                                          Daniel V. Santi, M.D., Ph.D.
                                          Chairman and Chief Executive Officer


August 13, 2001                        By: /s/ Susan M. Kanaya
                                          --------------------------------------
                                          Susan M. Kanaya
                                          Vice President, Finance and
                                          Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)

                                  EXHIBIT INDEX

Exhibit
Number         Description of Document
-------        -----------------------
3.1            Amended and Restated Certificate of Incorporation

3.2            Bylaws (1)

4.1            Form of Specimen Common Stock Certificate (1)


----------
(1) Filed with Kosan's Registration Statement on Form S-1, as amended (No. 333-33732), and incorporated herein by reference.