Form 10-Q
period 2001-09-30
KOSAN BIOSCIENCES INC
filed 2001-11-14
CIK 1110206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 2001.
or
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from to

Commission File Number:

000-31633

Kosan Biosciences Incorporated

(Exact name of registrant as specified in its charter)

Delaware	94-3217016
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3832 Bay Center Place, Hayward, California 94545

(address of principal executive offices)

(510) 732-8400

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

Yes [X]    No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $.001 par value; 25,262,403 shares outstanding at October 31, 2001.

KOSAN BIOSCIENCES INCORPORATED

Form 10-Q

Quarter Ended September 30, 2001

PART I. FINANCIAL INFORMATION

Item 1: Condensed Financial Statements and Notes

KOSAN BIOSCIENCES INCORPORATED

CONDENSED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2001	2000

	(unaudited)	(1)

Assets
Current assets:
Cash and cash equivalents	$23,504	$36,425
Short-term investments	56,096	49,313
Other receivables	789	21
Prepaid expenses and other current assets	337	515

Total current assets	80,726	86,274
Property and equipment, net	3,593	3,133
Long-term investments	13,858	17,003
Notes receivable from related parties	1,066	917
Other assets	244	244

Total assets	$99,487	$107,571

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,673	$980
Accrued liabilities	1,271	1,597
Deferred revenue	717	619
Current portion of capital lease obligation and equipment loans	1,339	1,035

Total current liabilities	5,000	4,231
Capital lease obligation and equipment loans, less current portion	1,930	1,975
Stockholders’ equity:
Common stock	25	25
Additional paid-in capital	141,909	141,590
Notes receivable from stockholders	(1,705)	(2,079)
Deferred stock-based compensation	(5,998)	(11,122)
Accumulated other comprehensive income/(loss)	1,059	(380)
Accumulated deficit	(42,733)	(26,669)

Total stockholders’ equity	92,557	101,365

Total liabilities and stockholders’ equity	$99,487	$107,571

See accompanying notes.

(1)  The balance sheet data at December 31, 2000 has been derived from the audited financial statements at that date.

KOSAN BIOSCIENCES INCORPORATED

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenues:
Contract revenue	$717	$1,025	$2,443	$3,109
Grant revenue	783	170	1,264	310

Total revenues	1,500	1,195	3,707	3,419
Operating expenses:
Research and development (including charges for stock- based compensation of $1,279 and $1,925 in the three months ended September 30, 2001 and 2000, respectively, and $4,110 and $4,522 in the nine months ended September 30, 2001 and 2000, respectively)	6,478	4,860	18,784	12,481
General and administrative (including charges for stock- based compensation of $316 and $428 in the three months ended September 30, 2001 and 2000, respectively, and $967 and $1,136 in the nine months ended September 30, 2001 and 2000, respectively)	1,286	1,022	3,848	2,815

Total operating expenses	7,764	5,882	22,632	15,296

Loss from operations	(6,264)	(4,687)	(18,925)	(11,877)
Other income, net	1,118	436	2,861	947

Net loss	(5,146)	(4,251)	(16,064)	(10,930)
Deemed dividend upon issuance of Series C convertible preferred stock	—	—	—	(11,267)

Net loss attributable to common stockholders	$(5,146)	$(4,251)	$(16,064)	$(22,197)

Basic and diluted net loss per common share	$(0.21)	$(0.79)	$(0.67)	$(4.31)

Shares used in computing basic and diluted net loss per common share	24,243	5,384	24,051	5,147

See accompanying notes.

KOSAN BIOSCIENCES INCORPORATED

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)
(in thousands)

	Nine Months Ended
	September 30,

	2001	2000

Operating activities
Net loss	$(16,064)	$(10,930)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	912	666
Amortization of investment premiums and discounts, net	(867)	—
Amortization of stock-based compensation	4,642	4,544
Other stock-based compensation	435	1,114
Issuance of convertible preferred stock for license fees	—	30
Loss on write-down of investment	990	—
Changes in assets and liabilities:
Other receivables	(768)	329
Prepaid expenses and other current assets	178	230
Other assets and notes receivable from related parties	187	(1,913)
Accounts payable	693	714
Accrued liabilities	(326)	551
Deferred revenue	98	(409)

Net cash used in operating activities	(9,890)	(5,074)

Investing activities
Acquisition of property and equipment, net	(1,372)	(1,210)
Purchase of investments	(77,525)	(15,682)
Proceeds from maturity of investments	75,203	—

Net cash used in investing activities	(3,694)	(16,892)

Financing activities
Proceeds from issuance of common stock, net	404	60
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	24,600
Proceeds from equipment loans	1,092	1,754
Principal payments under capital lease obligation and equipment loans	(833)	(557)

Net cash provided by financing activities	663	25,857

Net (decrease) increase in cash and cash equivalents	(12,921)	3,891
Cash and cash equivalents at beginning of period	36,425	1,032

Cash and cash equivalents at end of period	$23,504	$4,923

See accompanying notes.

KOSAN BIOSCIENCES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

1. Organization and Summary of Significant Accounting Policies

     Overview

     Kosan Biosciences Incorporated (“Kosan” or the “Company”) was incorporated under the laws of the State of California on January 6, 1995 and commenced operations in 1996. In July 2000, the Company was reincorporated under the laws of the state of Delaware. Kosan has proprietary gene-engineering technologies for the manipulation and production of polyketides, a rich source of pharmaceutical products.

     The Company has funded its operations primarily through sales of common stock, convertible preferred stock, contract payments under its collaboration agreement, equipment financing arrangements and government grants. Prior to achieving profitable operations, the Company intends to fund operations through the additional sale of equity securities, strategic collaborations, government grant awards and debt financing.

     Basis of Presentation

     The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. The information as of September 30, 2001, and for the three months and nine months ended September 30, 2001 and 2000, reflects all adjustments (including normal recurring adjustments) that the management of the Company believes are necessary for a fair presentation of the results for the periods presented. Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

     Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

     Cash Equivalents and Investments

     The Company considers all highly liquid investments with a maturity from date of purchase of three months or less to be cash equivalents. The Company limits its concentration of risk by diversifying its investments among a variety of issuers. The Company classifies all investment securities as available-for-sale in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). Available-for-sale investments are recorded at fair value based on quoted market prices, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss). Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

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

     Net Loss per Share

     Basic and diluted net loss per common share is presented in conformity with the Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”), for all periods presented. Following the guidance given by the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 98, common stock and convertible preferred stock that has been issued or granted for nominal consideration prior to the anticipated effective date of the initial public offering must be included in the calculation of the basic and diluted net loss per common share as if these shares had been outstanding for all periods presented. To date, the Company has not issued or granted shares for nominal consideration.

     In accordance with SFAS 128, basic and diluted net loss per common share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net loss is not presented separately as the Company is in a net loss position, and including common stock equivalents in the loss per share computation would be antidilutive. Pro forma net loss per common share has been computed to give effect to the automatic conversion of preferred stock into common stock immediately prior to the completion of the Company’s initial public offering (using the if-converted method) from the original date of issuance.

KOSAN BIOSCIENCES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(unaudited)

1. Organization and Summary of Significant Accounting Policies (Continued)

     The following table presents the calculation of basic, diluted and pro forma basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Net loss attributable to common stockholders	$(5,146)	$(4,251)	$(16,064)	$(22,197)

Weighted-average shares of common stock outstanding	25,192	6,706	25,180	6,400
Less: weighted-average shares subject to repurchase	(949)	(1,322)	(1,129)	(1,253)

Weighted-average shares used in computing basic and diluted net loss per common share	24,243	5,384	24,051	5,147

Basic and diluted net loss per common share	$(0.21)	$(0.79)	$(0.67)	$(4.31)

Pro forma:
Shares used above	24,243	5,384	24,051	5,147
Pro forma adjustment to reflect weighted effect of conversion of convertible preferred stock	—	12,221	—	11,426

Shares used in computing pro forma basic and diluted net loss per common share	24,243	17,605	24,051	16,573

Pro forma basic and diluted net loss per share	$(0.21)	$(0.24)	$(0.67)	$(1.34)

     Stock-Based Compensation

     The Company accounts for common stock options granted to employees using the intrinsic value method and thus recognizes no compensation expense for options granted with exercise prices equal to or greater than the deemed fair value of the Company’s common stock on the date of the grant.

     Stock-based compensation expense for options granted to non-employees has been determined in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and Emerging Issues Task Force (“EITF”) Consensus No. 96-18 as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. The measurement of stock-based compensation to non-employees is subject to periodic adjustment as the underlying securities vest.

KOSAN BIOSCIENCES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(unaudited)

2. Collaborative Research and Development and License Agreements

     The R.W. Johnson Pharmaceutical Research Institute

     In September 1998, the Company signed a collaborative agreement with The R.W. Johnson Pharmaceutical Research Institute and Ortho-McNeil Pharmaceutical, Inc., both Johnson & Johnson companies. In September 2001, the Company amended its collaborative research and development agreement. Under the terms of the amended agreement, subject to termination provisions, the research program and funding have been extended until December 28, 2002. In February 2001, the Company received, and recognized in full, a $250,000 milestone in connection with this agreement.

     License Agreements

     The Company has collaborative and license agreements with several academic and medical institutions. For the nine months ended September 30, 2001 and 2000, the Company made payments under these agreements of approximately $371,000 and $316,000, respectively. At September 30, 2001, the Company estimated its non-cancelable commitments under these agreements to be approximately $375,000.

3. Comprehensive Income/(Loss)

     For the three and nine months ended September 30, 2001 and 2000, comprehensive loss is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Net loss	$(5,146)	$(4,251)	$(16,064)	$(22,197)
Unrealized gain on available-for-sale securities	671	53	449	59
Reclassification of write-down on available-for-sale securities	—	—	990	—

Comprehensive loss	$(4,475)	$(4,198)	$(14,625)	$(22,138)

4. Loss on Write-Down of Investment

     In accordance with SFAS 115, the Company determined that an other-than-temporary decline in fair value of its investment in short-term commercial paper of Southern California Edison (“So Cal Ed”), a utility company, had occurred at June 30, 2001. At the time of purchase, the security was a high investment-grade security, but was subsequently downgraded due to the financial uncertainty that resulted from the California energy crisis. The security matured on April 18, 2001, and So Cal Ed defaulted on payment. The initial cost of the security was $3.0 million, and the security was valued at approximately 67% of cost at June 30, 2001. Accordingly, the Company recorded a $990,000 loss on the related write-down in the carrying value of the investment. Subsequent to the maturity date, So Cal Ed has made interest payments on a monthly basis at the stated interest rate of 6.64%. At September 30, 2001, the security remained outstanding and was valued at approximately 83% of cost. The unrealized gain of $480,000 is included in accumulated other comprehensive income (loss).

KOSAN BIOSCIENCES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(unaudited)

5. Capital Leases and Equipment Financing

     The Company leases certain equipment and facility improvements under non-cancelable capital leases and debt obligations. Some of the equipment loans have a balloon payment at the end of the term. The interest rates of each of the leases and loans are fixed at the time of the draw down, with the interest rates ranging from 9.02% to 16.96%. In July 2001, the Company entered into a $2.5 million equipment line of credit agreement (the “Line of Credit”). Each draw down has a repayment period of 42 months and an interest rate that is fixed at the time of draw down. As of September 30, 2001, the Company utilized approximately $1.1 million of the Line of Credit, which carries with it an interest rate of 9.02%. Obligations under the Line of Credit are payable in monthly installments of principal and interest and are secured by the assets financed under the Line of Credit.

6. Accrued Liabilities

     Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2001	2000

Facilities-related	$325	$415
Compensation-related	306	451
Professional services	373	250
Other	267	481

	$1,271	$1,597

7. Subsequent Event

     On October 5, 2001, the Board of Directors of the Company adopted a Stockholder Rights Plan under which all stockholders of record as of October 29, 2001 will receive rights (the “Rights”) to purchase shares of a new series of Preferred Stock. The Rights will be distributed as a non-taxable dividend and will expire on October 29, 2011. As set forth in the Stockholder Rights Plan, each Right entitles the holder to purchase one one-hundredth of a share of newly created Series A Junior Participating Preferred Stock of the Company at an exercise price of $70.00 per one-one hundredth of a share, if a person acquires more than 20% of the Company’s Common Stock. The Rights holder will generally be entitled to redeem the Rights for $0.001 per share prior to the time a person acquires more than 20% of the Company’s Common Stock.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as may, will, should, expect, plan, anticipate, believe, estimate, predict, potential or continue, the negative of terms like these or other comparable terminology. Actual events or results may differ materially from those anticipated in these forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risks outlined under the caption “Factors that May Affect Results of Operations and Financial Condition” set forth at the end of this Item 2, the Risk Factors set forth in our Annual Report on Form 10-K filed with the SEC and those contained from time to time in our other filings with the SEC. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

Overview

     We have proprietary gene-engineering technologies for the manipulation and production of polyketides, a rich source of pharmaceutical products. We use our platform technologies to develop product candidates that target large pharmaceutical markets. We are testing Epothilone D, a potential anti-cancer agent in Phase I human clinical trials. In infectious disease, we have a collaboration with The R.W. Johnson Pharmaceutical Research Institute, a Johnson & Johnson company, focusing on the development of a next generation antibiotic.

     We have incurred significant losses since our inception. As of September 30, 2001, our accumulated deficit was $42.7 million. We expect to incur additional operating losses over the next several years as we continue to develop our technologies and fund internal product research and development.

Stock-Based Compensation

     Stock-based compensation represents the difference between the exercise price of an option and the deemed fair value of our common stock on the date of the option grant calculated in accordance with Accounting Principles Board Opinion No. 25 and its related interpretations. Such amounts are included as a reduction of stockholders’ equity and are being amortized to expense using the graded vesting method over the vesting periods of the underlying options, which generally are four years. Amortization of stock-based compensation has been allocated to research and development expense and general and administrative expense, as appropriate. We recognized stock-based compensation expense of $4.6 million and $4.5 million for the nine months ended September 30, 2001 and 2000, respectively. Based on deferred stock-based compensation recorded as of September 30, 2001, we expect to record amortization for deferred stock-based compensation approximately as follows: $1.4 million for the three months remaining in 2001, $3.0 million in 2002, $1.3 million in 2003 and $298,000 in 2004.

     In connection with the grants of stock options and restricted stock to non-employees, we recognize compensation on a ratable basis over the related service period. We recognized other stock-based compensation for non-employees of $435,000 and $1.1 million in the nine months ended September 30, 2001 and 2000, respectively. In addition, we expect to recognize other stock-based compensation in connection with stock options and restricted stock granted to non-employees of $568,000 for the three months remaining in 2001, $431,000 in 2002, $197,000 in 2003, $121,000 in 2004 and $34,000 in 2005. The measurement of stock-based compensation to our non-employees is subject to periodic adjustment as our stock price changes and as the underlying securities vest. As such, changes to these measurements could be substantial should we experience significant changes in our stock price.

Results of Operations

     Revenues. Our revenues were $1.5 million and $3.7 million for the three and nine months ended September 30, 2001, compared to $1.2 million and $3.4 million for the same periods in 2000. Grant revenue was $1.3 million for the nine months ended September 30, 2001, compared to $310,000 for the same period last year. In addition, during the nine months ended September 30, 2001, we recognized a non-recurring $250,000 milestone received in connection with the anti-infective collaboration with The R.W. Johnson Pharmaceutical Research Institute. Included in the year-to-date 2000 revenues was $375,000 in amortization of the up-front fee received in connection with this collaboration. The initial term of the collaboration with The R.W. Johnson Pharmaceutical Research Institute has been extended to December 28, 2002, subject to early termination. If we do not maintain or further extend this agreement, or if it is terminated early, our revenues will significantly decrease thereafter, unless we enter into additional collaborations.

     Research and Development Expenses. Our research and development expenses consist primarily of stock-based compensation, salaries and other personnel-related expenses, facility-related expenses and fees paid to outside service providers. Research and development expenses increased to $6.5 million and $18.8 million for the three and nine months ended September 30, 2001 from $4.9 million and $12.5 million for the same periods in 2000. These increases were primarily attributable to our expanded research and development efforts, including advancing Epothilone D toward the clinic and continued investment in our internally funded programs and technologies. Stock-based compensation decreased in the three months ended September 30, 2001 to $1.3 million from $1.9 million for the same period in 2000 and decreased for the nine months ended September 30, 2001 to $4.1 million from $4.5 million for the same period in 2000. We expect our research and development expenses will increase substantially to advance our Epothilone D program through clinical trials, fund the expansion of our technology platform, support our collaborative research programs and advance other in-house research programs into later stages of development.

     General and Administrative Expenses. General and administrative expenses increased to $1.3 million and $3.8 million for the three and nine months ended September 30, 2001 from $1.0 million and $2.8 million for the same periods in 2000. This increase was primarily due to higher employee-related costs to support our expanding research and development activities and added public company-related expenses. We expect our general and administrative expenses will increase in the future to support the continued growth of our research and development efforts and to fulfill our obligations associated with being a publicly held company.

     Interest Income. Interest income increased to $1.2 million and $3.1 million for the three and nine months ended September 30, 2001 from $530,000 and $1.2 million for the same periods in 2000. This increase was due to higher average investment balances due to aggregate net proceeds of $98.0 million received in connection with our October 2000 initial public offering of common stock and the issuance of Series C convertible preferred stock in March 2000.

     Interest Expense. Interest expense decreased to $88,000 for the three months ended September 30, 2001 from $94,000 for the same period in 2000 and increased to $262,000 for the nine months ended September 30, 2001 from $261,000 for the same period in 2000. The decrease for the quarter ended September 30, 2001 from the quarter ended September 30, 2000 resulted from normal amortization of our existing debt.

     Write-down of Investment. At September 30, 2001, we had approximately $3.0 million invested in short-term commercial paper of Southern California Edison (“So Cal Ed”), a utility company. The security matured on April 18, 2001 and So Cal Ed defaulted on payment. At June 30, 2001, the security was valued at approximately 67% of cost, and we recorded a write-down on the carrying value of the investment of $990,000. Due to the continuing uncertainty associated with the California energy crisis, additional write-downs in the carrying value of the security may be required in the event So Cal Ed experiences further adverse material changes in its financial condition. As of September 30, 2001, the security remained outstanding and was valued at approximately 83% of cost. The $480,000 increase in the carrying value is included in accumulated other comprehensive gain (loss).

     Beneficial Conversion Feature. In March 2000, we sold 804,196 shares of Series C convertible preferred stock (which converted into 2,412,588 shares of common stock at the closing of our initial public offering) for net proceeds of approximately $24.6 million. After evaluating the fair value of our common stock in contemplation of our initial public offering, we determined that the issuance of the Series C convertible preferred stock resulted in a beneficial conversion feature calculated in accordance with EITF Consensus No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features.” The beneficial conversion feature was reflected as a deemed dividend of $11.3 million in our financial statements for the six months ended June 30, 2000.

Liquidity and Capital Resources

     We have financed our operations from inception primarily through sales of convertible preferred stock and common stock, totaling $119.5 million in net proceeds, contract payments under our collaboration agreement, equipment financing arrangements and government grants. As of September 30, 2001, we had $93.5 million in cash, cash equivalents and investments, compared to $102.7 million as of December 31, 2000. Our funds are invested in U.S. Treasury and government agency obligations, investment-grade asset-backed securities and corporate obligations.

     Our operating activities used cash of $9.9 million for the nine months ended September 30, 2001, compared to $5.1 million for the same period in 2000. Our net loss of $16.1 million for the nine months ended September 30, 2001 was partially offset by non-cash expenses of $6.1 million related to stock-based compensation, depreciation and amortization and the write-down of our investment in So Cal Ed. Cash used for the same period in 2000 was used primarily to fund our net operating losses of $10.9 million, partially offset by non-cash expenses of $6.4 million related to stock-based compensation and depreciation.

     Our investing activities, excluding changes in our investments, for the nine months ended September 30, 2001 used cash of $1.4 million, compared to $1.2 million for the same period in 2000, reflecting capital expenditures and facility improvements.

     Cash provided by financing activities was $663,000 for the nine months ended September 30, 2001, compared to cash provided by financing activities of $25.9 million for the same period in 2000. Financing activities included $1.1 million in net proceeds from our equipment loan financing in July 2001 and $24.6 million in net proceeds from the issuance of our Series C convertible preferred stock in March 2000. In July 2001, we secured a $2.5 million equipment line of credit. As of September 30, 2001, $1.1 million had been utilized leaving approximately $1.4 million available to be drawn upon.

     For periods subsequent to September 30, 2001, we have estimated our non-cancelable commitments under our collaborative and license agreements to be approximately $375,000.

     We believe our existing cash and investments will be sufficient to meet our anticipated cash requirements for at least 24 months. Our future capital uses and requirements depend on numerous forward-looking factors. These factors include, but are not limited to, the following:

•	our ability to establish, and the amount of revenues received under, any new collaborations;

•	the progress and number of research programs carried out by us;

•	the progress and success of pre-clinical and clinical trials of our drug candidates;

•	our ability to maintain our existing collaboration with The R.W. Johnson Pharmaceutical Research Institute;

•	the costs and timing of obtaining, enforcing and defending our patent and intellectual property rights;

•	the costs and timing of regulatory approvals; and

•	expenses associated with unforeseen litigation.

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

     We commenced operations in 1996 and are still in an early stage of development. We have not commercialized any products, and we have incurred significant losses to date. As of September 30, 2001, we had an accumulated deficit of approximately $42.7 million. To date, our revenues have been solely from collaborations and government grants. Our expenses have consisted principally of costs incurred in research and development and from general and administrative costs associated with our operations. We have incurred net losses since our inception, including a net loss of approximately $16.1 million for the nine months ended September 30, 2001. We expect our expenses to increase and to continue to incur operating losses for at least the next several years as we continue our research and development efforts for our drug candidates. The amount of time necessary to commercialize any of our drug candidates is long and uncertain, and successful commercialization may not occur at all. As a result, we may never become profitable.

If we do not establish and maintain collaborations with other parties, the development of our products may be delayed or stopped.

     Because we do not currently possess the financial and other resources necessary to develop potential products that may result from our technologies, or the financial and other resources to complete any approval processes that may be required for these products, we must enter into collaborative arrangements to develop many of our drug candidates. If we do not maintain or further extend our current collaboration with The R.W. Johnson Pharmaceutical Research Institute and Ortho-McNeil Pharmaceutical, Inc., both Johnson & Johnson companies, which expires on December 28, 2002, subject to termination provisions, or if we do not enter into new collaborative agreements, then our revenues will be significantly reduced, and our drug candidates may not be developed, manufactured or marketed.

Our potential products are in an early stage of development, and substantial additional effort will be necessary for development.

     Our technologies are new, and our drug candidates are in early stages of research and development. We may not develop products that prove to be safe and effective, meet applicable regulatory standards, are capable of being manufactured at reasonable costs or can be marketed successfully. All of the potential proprietary products that we are currently developing will require significant development and investment, including extensive pre-clinical and clinical testing, before we can submit any application for regulatory approval. Before obtaining regulatory approvals for the commercial sale of any of our products, we must demonstrate through pre-clinical testing and clinical trials that our drug candidates are safe and effective in humans. In October 2001, we initiated clinical trials of Epothilone D. Conducting clinical trials is a lengthy, expensive and uncertain process. Completion of clinical trials may take several years or more. The length of time generally varies substantially according to the type, complexity, novelty and intended use of the drug candidate. Our clinical trials may be suspended at any time, if we or the U.S. Food and Drug Administration, or the FDA, believe the patients participating in our studies are exposed to unacceptable health risks. We may encounter problems in our studies that will cause us or the FDA to delay or suspend the studies.

     Our commencement and rate of completion of clinical trials may be delayed by many factors, including:

•	ineffectiveness of the study compound, or perceptions by physicians that the compound is not effective for a particular indication;

•	inability to manufacture sufficient quantities of compound for use in clinical trials;

•	failure of the FDA to approve our clinical trial protocols;

•	slower than expected rate of patient recruitment;

•	unforeseen safety issues; or

•	government or regulatory delays.

     If any current or future clinical trials are not successful, our business, financial condition and results of operations will be harmed.

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

     We apply for patents covering both our technologies and drug candidates as we deem appropriate. However, we may fail to apply for patents on important technologies or products in a timely fashion or at all, and in any event, the applications we do file may not result in issued patents or, if issued, may be challenged. Our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products. Furthermore, others may independently develop similar or alternative technologies or design around our patented technologies. In addition, others may challenge or invalidate our patents, or our patents may fail to provide us with any competitive advantages. If the use or validity of any of our patents is ever challenged, resulting in litigation or administrative proceedings, we would incur substantial costs and the diversion of management in defending the patent. In addition, we generally do not control the patent prosecution of technology that we license from others. Accordingly, we are unable to exercise the same degree of control over this intellectual property as we would over technology we own.

     We also rely upon trade secret protection for our confidential and proprietary information. We have taken measures to protect our proprietary information. These measures may not provide adequate protection for our trade secrets or other proprietary information. We seek to protect our proprietary information by entering into confidentiality agreements with employees, collaborators and consultants. Nevertheless, employees, collaborators or consultants may still disclose our proprietary information, and we may not be able to protect our trade secrets effectively. In addition, others may independently develop substantially equivalent proprietary information or techniques or otherwise gain access to our trade secrets.

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

     We are aware of a significant number of patents and patent applications relating to aspects of our technologies and families of compounds filed by, and issued to, other parties. Others have filed patent applications or have been granted patents claiming inventions also claimed by us, and we may have to participate in an interference proceeding declared by the relevant patent regulatory agency to determine priority of invention and, thus, the right to a patent for these inventions in the United States. For example, we believe one or more interferences or other legal proceedings to determine priority of invention may be declared between patents and patent applications we own or have exclusively licensed and patents owned by Novartis relating to epothilone biosynthetic genes and Epothilone D and related compounds and patents owned by Abbott Laboratories relating to erythromycin polyketide synthase genes and methods for altering polyketide synthase genes. Such a proceeding or a lawsuit in which we are alleged to have infringed an issued patent could result in substantial cost to us even if the outcome is favorable, and if the outcome is unfavorable, we could be required to license the other party’s rights, on terms that may be unfavorable to us, or cease using the technology. Even if successful on priority grounds, an interference may result in loss of claims based on patentability grounds raised in the interference. Although patent and intellectual property disputes in the biotechnology area are often settled through licensing or similar arrangements, costs associated with these arrangements may be substantial and could include ongoing royalties. Furthermore, we cannot be certain that the necessary license would be available to us on satisfactory terms, if at all.

     Other parties have obtained or may obtain patents and then claim that the use of our technologies infringes these patents or that we are employing their proprietary technology without authorization. We could incur substantial costs and diversion of management and technical personnel in defending ourselves against any of these claims or enforcing our patents against others. Furthermore, parties making claims against us may be able to obtain injunctive or other equitable relief, which could effectively block our ability to further develop, commercialize and sell products, and could result in the award of substantial damages against us. In the event of a successful claim of infringement against us, we may be required to:

•	pay damages;

•	stop using our products or methods;

•	develop non-infringing products or methods; and

•	obtain one or more licenses from other parties.

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

     We have experienced a period of rapid and substantial growth that has placed, and if this growth continues will further place, a strain on our human and capital resources. If we are unable to manage this growth effectively, then our losses could increase. The number of our employees increased from 65 on September 30, 2000 to 94 on September 30, 2001. Retaining our current employees and recruiting qualified scientific personnel to perform future research and development work will be critical to our success. Competition is intense for experienced scientists, and we may not be able to retain or recruit sufficient skilled personnel to allow us to pursue collaborations and develop our products and core technologies to the extent otherwise possible. Additionally, we are highly dependent on the principal members of our management and scientific staff, such as our two co-founders, the loss of whose services would adversely impact the achievement of our objectives. Although we maintain and are the beneficiary of $1.0 million key-man life insurance policies for the lives of each of our two co-founders, Dr. Daniel Santi, our chief executive officer, and Dr. Chaitan Khosla, a director and consultant, we do not believe the proceeds would be adequate to compensate us for their loss.

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

     We face, and will continue to face, intense competition from organizations, such as large biotechnology and pharmaceutical companies, as well as academic and research institutions and government agencies, which are pursuing competing technologies and products. These organizations may develop technologies or products that are superior alternatives to ours. Further, our competitors in the polyketide gene engineering field may be more effective at implementing their technologies to develop commercial products. Some of these competitors have entered into collaborations with leading companies within our target markets to produce polyketides for commercial purposes.

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

If we face claims in clinical trials of a drug candidate, these claims will divert our management’s time and we will incur litigation costs.

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

We rely on a continuous power supply to conduct our operations, and California’s recent energy problems could disrupt our operations and increase our expenses.

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

     Furthermore, the deregulation of the energy industry instituted in 1996 by the California government has caused power prices to increase. Under deregulation, utilities were encouraged to sell their plants, which traditionally had produced most of California’s power, to independent energy companies that were expected to compete aggressively on price. Instead, due in part to a shortage of supply, wholesale prices have significantly increased over the past year. If wholesale prices continue to increase, our operating expenses will likely increase, as all of our facilities are located in California.

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

     We have adopted a Stockholder Rights Plan under which all stockholders of record as of October 29, 2001 will receive rights to purchase shares of a new series of preferred stock at an exercise price of $70.00 per one one-hundredth of a share, if a person acquires more than 20% of the Company’s common stock. The rights plan could make it more difficult for a person to acquire a majority of our outstanding voting stock. The rights plan could also reduce the price that investors might be willing to pay for shares of our common stock and result in the market price being lower than it would be without the rights plan.

Some of our existing stockholders can exert control over us and may not make decisions that are in the best interest of all stockholders.

     Our officers, directors and affiliates together control approximately 44% of our outstanding common stock. As a result, these stockholders, if they act together, are able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may delay or prevent a change in control of us and might affect the market price of our common stock, even when a change may be in the best interests of all stockholders. In addition, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and accordingly, these stockholders, could cause us to enter into transactions or agreements that we would not otherwise consider.

Our stock price has been, and may continue to be, extremely volatile.

     The trading price of our common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

•	announcements of technological developments in research by us or our competitors;

•	delay or failure in initiating, conducting, completing or analyzing clinical trials or unsatisfactory design or results of these trials;

•	achievement of regulatory approvals;

•	new products or services introduced or announced by us or our competitors;

•	changes in financial estimates by securities analysts;

•	announcements of departures or departures of key personnel;

•	announcements of litigation or an unfavorable outcome in litigation; and

•	sales of our common stock.

     In addition, the stock market in general, and the Nasdaq National Market and the market for biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted against that company. If this type of litigation were instituted against us, we would be faced with substantial costs and management’s attention and resources would be diverted, which could in turn seriously harm our business, financial condition and results of operations.

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

     Our quarterly operating results have fluctuated in the past and are likely to do so in the future. These fluctuations could cause our stock price to fluctuate significantly or decline. Some of the factors that could cause our operating results to fluctuate include:

•	expiration of research contracts with collaborators or government research grants, which may not be renewed or replaced;

•	the success rate of our discovery efforts leading to milestones and royalties;

•	the timing and willingness of collaborators to commercialize our products; and

•	general and industry specific economic conditions, which may affect our collaborators’ research and development expenditures.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

     The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents, and short-term and long-term investments in a variety of securities, including corporate obligations and money market funds. As of September 30, 2001, approximately 85% of our total portfolio will mature in one year or less, with the remainder maturing in less than two years.

     At September 30, 2001, we had approximately $3.0 million invested in short-term commercial paper of Southern California Edison, a utility company. At the time of purchase, the security was a high investment-grade security, but subsequently was downgraded due to the financial uncertainty that has resulted from the California energy crisis. The security matured on April 18, 2001, and Southern California Edison defaulted on payment. At June 30, 2001, the security was valued at approximately 67% of cost. We determined that there had been an other-than-temporary decline in fair value of the security and recorded a write-down of $990,000. As of September 30, 2001, the security remained outstanding and was valued at approximately 83% of cost.

     The following table represents the fair value balance of our cash, cash equivalents and short-term and long-term investments that are subject to interest rate risk by year of expected maturity and average interest rates as of September 30, 2001 (dollars in thousands):

	2001	2002	2003

Cash & equivalents	$23,504	—	—
Average interest rates	3.44%
Short-term investments	20,421	$35,675	—
Average interest rates	4.98%	4.86%
Long-term investments	—	4,520	$9,338
Average interest rates		3.97%	4.58%

     We did not hold derivative instruments as of September 30, 2001, and we have never held such instruments in the past. In addition, we had outstanding debt, consisting of borrowings under an equipment financing line of credit and capital lease obligations, of $3.3 million as of September 30, 2001, with a range of interest rates from 9.02% to 16.96%.

PART II.OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 2. Changes in Securities and Use of Proceeds

d) Use of Proceeds

Our initial public offering of common stock was effected in October 2000, in which we sold 5,750,000 shares of our common stock.

The net proceeds of the 5,750,000 shares registered and sold were approximately $73.4 million. We paid a total of approximately $5.6 million in underwriting discounts and commissions and approximately $1.5 million in other costs and expenses in connection with the offering. None of the expenses were paid, directly or indirectly, to directors, officers or persons owning ten percent or more of our common stock.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

In September 2001, Bruce A. Chabner, M.D. was appointed to the Company’s Board of Directors. Dr. Chabner currently serves as the Clinical Director of the Massachusetts General Hospital Cancer Center and Professor of Medicine, Harvard Medical School. He is the Associate Director of Clinical Services of the Dana-Farber Harvard Cancer Center.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit
No.

10.36†	Amendment No.3 to Research and License Agreement between Registrant and The R.W. Johnson Pharmaceutical Research Institute and Ortho-McNeil Pharmaceutical, Inc., dated September 28, 2001.

10.37	Master Loan and Security Agreement No. 84325 and associated Prepayment Agreement, by and between the Registrant and Wells Fargo Equipment Finance, Inc., dated July 9, 2001.

Exhibit
No.

10.38	Rights Agreement, dated as of October 5, 2001, between the Registrant and Mellon Investor Services LLC.

(b)	Reports on Form 8-K No Current Reports on Form 8-K were filed during the quarter ended September 30, 2001.

†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been separately filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kosan Biosciences Incorporated

November 13, 2001	By:	/s/ Daniel V. Santi, M.D., Ph.D.

Daniel V. Santi, M.D., Ph.D. Chairman and Chief Executive Officer

November 13, 2001	By:	/s/ Susan M. Kanaya

Susan M. Kanaya Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation, as amended to date (1)

3.2	Bylaws (2)

4.1	Form of Specimen Common Stock Certificate (2)

10.36†	Amendment No. 3 to Research and License Agreement between Registrant and The R.W. Johnson Pharmaceutical Research Institute and Ortho-McNeil Pharmaceutical, Inc., dated September 28, 2001.

10.37	Master Loan and Security Agreement No. 84325 and associated Prepayment Agreement, by and between the Registrant and Wells Fargo Equipment Finance, Inc., dated July 9, 2001.

10.38	Rights Agreement, dated as of October 5, 2001, between the Registrant and Mellon Investor Services LLC. (1)

(1)	Filed with Kosan’s 10-Q for the period ending June 30, 2001 and Current Report on Form 8-K filed on October 15, 2001, and incorporated herein by reference.

(2)	Filed with Kosan’s Registration Statement on Form S-1, as amended (No. 333-33732), and incorporated herein by reference

†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been separately filed with the Securities and Exchange Commission.