Form 10-K
period 2001-12-31
KOSAN BIOSCIENCES INC
filed 2002-03-29
CIK 1110206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark one)
☒ ANNUAL	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2001.

OR

☐ TRANSITION	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period from ______ to ______.

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

Common Stock $.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.

The number of shares of common stock of the registrant outstanding at March 15, 2002 was 25,226,513 shares.

The aggregate market value of the common stock of the registrant held by non-affiliates as of March 15, 2002, based upon the $7.59 closing sale price of the registrant’s common stock listed on the Nasdaq National Market on March 15, 2002, was $117,504,243.(1)

(1) Excludes	9,745,058 shares of the registrant’s common stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the common stock outstanding at March 15, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Proxy Statement in connection with the registrant’s 2002 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report on Form 10-K, are incorporated by reference into Part III of this report.

KOSAN BIOSCIENCES INCORPORATED

FORM 10-K

For the Fiscal Year Ended December 31, 2001

PART I

Forward-Looking Statements and Risk Factors

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements about:

•	our strategy;

•	sufficiency of our cash resources;

•	revenues from existing and new collaborations;

•	product development; and

•	our research and development and other expenses.

These forward-looking statements are generally identified by words such as “expect,” “anticipate,” “intend,” “believe,” “hope,” “assume,” “estimate,” “plan,” “will,” and other similar words and expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Discussions containing these forward-looking statements may be found in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements involve risks and uncertainties, including the risks discussed in “Item 1. Business—Risk Factors That May Affect Results of Operations and Financial Condition,” that could cause our actual results to differ materially from those in the forward-looking statements. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document. The risks discussed in “Item 1. Business—Risk Factors That May Affect Results of Operations and Financial Condition,” and elsewhere in this report, should be considered in evaluating our prospects and future financial performance.

Item 1.    Business

Overview

We are a biotechnology company using our proprietary technologies to develop drug candidates from an important class of natural product compounds known as polyketides. Polyketides are naturally made in very small amounts in microorganisms and are difficult to make or modify chemically. Using our proprietary technologies, we are able to create, modify and produce polyketides in ways that chemists generally cannot. Because polyketides have been a rich source of marketed drugs, creating novel polyketides should provide us with a pipeline of potential drug candidates that address existing or potential large markets.

We can make improved versions of a known polyketide pharmaceutical product and are able to change a polyketide used in one therapeutic area to create a new polyketide to be used for another therapeutic area. We can also take the genetic instructions for making a polyketide out of one microorganism and put them into another that provides a more favorable environment to produce more of the polyketide.

Our strategy is to use our technologies to create new polyketides for development as pharmaceutical products. We have programs to exploit all aspects of our technology. Our cancer programs are directed to the production and development of polyketides that are produced in very low amounts naturally. Our infectious disease programs are directed to the development of improved versions of existing products. Our gastrointestinal motility program is directed to the development of a new drug derived from a drug developed for other indications. All of our programs address diseases with existing or potential large markets.

We were incorporated under the laws of the state of California in January 1995 and commenced operations in 1996. In July 2000, we were reincorporated under the laws of the state of Delaware.

Overview of Polyketides

Polyketides are complex natural products produced by microorganisms. There are about 10,000 known polyketides, from which numerous pharmaceutical products in many therapeutic areas have been derived by other companies. The following table lists some of the important polyketides and their uses.

Selected Polyketide Products and Their Uses

Product (Trade Name)	Use
Azithromycin (Zithromax)	Antibacterial
Clarithromycin (Biaxin)	Antibacterial
Erythromycin	Antibacterial
Telithromycin (Ketek)	Antibacterial
Rifamycin (Rifampin)	Antibacterial
Tetracyclines	Antibacterial
Doxorubicin (Adriamycin)	Anticancer
Amphotericin B	Antifungal
Lovastatin (Mevacor)	Cholesterol-lowering
Pravastatin (Pravacol)	Cholesterol-lowering
Simvastatin (Zocor)	Cholesterol-lowering
Tacrolimus (FK506, Prograf)	Immunosuppressant
Sirolimus (Rapamycin)	Immunosuppressant
Spinosad	Insecticide
Avermectin	Veterinary Product

We focus on polyketides because of their demonstrated ability to treat many different disease conditions. To understand what we do and why we believe our company can develop valuable, new polyketide pharmaceutical products, one needs to understand how polyketides are made.

Unlike most classes of compounds, different polyketides often have unrelated structures. The common features that link the polyketides as a class are the sequence of reactions by which they are formed, and the intermediate compounds made in these reactions. Each polyketide is produced by a unique polyketide synthase, or PKS, which is a large enzyme composed of many component enzymes. There are two types of PKSs, modular and iterative. Modular PKSs contain many enzymes, each of which is used only once during polyketide production, while iterative PKSs may use some enzymes several times. Erythromycin is an example of a polyketide made by a modular PKS. Erythromycin is not only a valuable antibiotic product, but it is also used in the production of the antibiotics azithromycin and clarithromycin.

A modular PKS is composed of multiple proteins. The instructions for making these proteins are contained in the DNA, or genome, of the microorganism that produces the modular PKS. Each protein has its own set of instructions, which is called the gene for the protein. The complete set of genes for a modular PKS that produces a polyketide is called a gene cluster. When any gene of a polyketide gene cluster is identified, the entire cluster can usually be easily obtained. We accomplish this by using recombinant DNA technology, which is a set of techniques that enables scientists to combine or alter DNA from different organisms.

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

To understand how we modify the gene cluster for a modular PKS to create new polyketides, an understanding of how a modular PKS actually makes or synthesizes a polyketide is necessary. The synthesis of a polyketide essentially involves the linking of a number of small building block compounds to form the larger polyketide. A modular PKS can be functionally subdivided into units called modules, each of which is responsible for a single building block used in the synthesis. Synthesis begins at the first module, called the loading module, located at one end of the PKS, and continues to the end through multiple extender modules, each of which adds and modifies another building block. This process creates a chain of building blocks that forms the polyketide; in many instances, the chain is linked to itself to form a ring. Because each module codes for one building block, the number of modules in a PKS codes for the size of the polyketide. Each module contains three essential enzyme activities responsible for connecting the polyketide building blocks. One of these activities selects which building block (there are at least four different building blocks) is used, and the other two are involved in linking the building block to the growing chain and passing the chain to the next module. A module may also have one, two or three additional enzymes that modify the building blocks once they are incorporated into the chain.

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

Our Strategy

Our goal is to use our technologies to create a pipeline of drug candidates that can be advanced into clinical trials and developed into commercialized drugs. Our focus is on drug candidates that address existing or potential large markets. Our strategy includes the following components:

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

Establish Collaborative Relationships.    We have entered into a research collaboration with The R.W. Johnson Pharmaceutical Research Institute, a Johnson & Johnson company, or RWJPRI, in the area of infectious disease. Effective January 1, 2002, RWJPRI assigned its rights and obligations under the agreement to Johnson & Johnson Pharmaceutical Research and Development, LLC, or J&J, a subsidiary of Ortho-McNeil Pharmaceutical, Inc. We plan to establish additional collaborative relationships with large pharmaceutical companies to move our drug candidates into and through clinical trials and to the market, prepare and screen our polyketide libraries, apply our technologies to create new polyketides and develop large-scale production systems.

Enhance Leadership Position of Our Technology Platform.    We intend to expand and enhance our technologies by increasing in-house research activities. We will continue to extend the reach of our technologies through strategic alliances or acquisitions. We plan to broaden and protect our intellectual property portfolio and in-license patents that complement our core technologies.

Acquire Complementary Technologies and Products.    We have a research and license agreement with Sloan-Kettering Institute for Cancer Research in the area of cancer therapeutics. We may acquire or license additional complementary technologies or product candidates from others.

Our Technology Platform

Our technology platform has four components: polyketide gene alteration, chemo-biosynthesis, heterologous over-expression and combinatorial biosynthesis. Together, our technologies enable us to modify, create and produce proprietary polyketides with potential for development as valuable pharmaceutical products.

Polyketide Gene Alteration

The structure of a polyketide is primarily determined by variation in the number, order and type of modules in the PKS. Our technologies enable us to alter modules in a specific, directed manner, and thus we can make specific and predictable changes to the structure of a polyketide.

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

Chemo-Biosynthesis

We incorporate chemically synthesized fragments into complicated polyketide structures, permitting changes in the polyketide structures and properties in ways that have not been achieved by any other process. This has enabled us to produce novel polyketides used in the production of the drug candidates in our collaboration with J&J.

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

Product Development Opportunities

Our primary programs are currently directed at discovery and development of polyketides for cancer, infectious disease and gastrointestinal motility disorders. These programs were selected because they represent opportunities where our technologies could improve upon existing products or fill unmet needs, and because each addresses potential large markets. We are able to maintain a diverse portfolio of drug candidates because the fundamental aspects of our technology generally apply to all modular PKS gene clusters.

Cancer

A number of cancers are treated with cytotoxic drugs known as taxanes, including paclitaxel, marketed as Taxol® by Bristol-Myers Squibb, and docetaxel, marketed as Taxotere® by Aventis. In 2000, combined drug sales for Taxol® and Taxotere® exceeded $2.0 billion. Some tumors are resistant to Taxol® and Taxotere®, thus there exists a significant commercial opportunity for a potentially more effective and safer class of cytotoxic drugs to treat multiple forms of cancer.

Epothilone

Epothilones represent a promising class of polyketides for the treatment of cancer. Epothilone D, a polyketide that has been known to exhibit a similar mechanism of action as Taxol®, is active against taxane-resistant tumors. Epothilone D and its analogs have potent cytotoxic activity against multiple tumor cell lines and human xenograft tumors implanted in mice. However, a significant challenge with the commercial development of epothilones is that they are naturally produced in very small quantities. Moreover, although Epothilone D has been chemically synthesized, the synthesis is not readily amenable to large-scale production. Our technology allows polyketide genes to be moved from the natural producer organism to another to produce greater quantities of polyketides. Our scientists have cloned and expressed the epothilone gene cluster in two different organisms and demonstrated production of all important forms of epothilones, including Epothilone D. Using our technologies, we have been successful in increasing the current yields of epothilones. We have internally manufactured sufficient quantities of Epothilone D to support Phase 1 clinical trials.

In August 2000, we entered into a research and license agreement with Sloan-Kettering Institute for Cancer Research, Sloan-Kettering to discover and develop epothilone compounds, including Epothilone D. In October 2001, we initiated a Phase 1 human clinical trial of Epothilone D in advanced cancer patients. Other epothilones, including those being developed by Bristol-Myers Squibb and Novartis, have already been advanced through Phase 1 clinical trials in cancer patients.

Other Novel Polyketides

Discodermolide, a polyketide with potent activity against cancer cells, was isolated from a Caribbean sponge in minute quantities. Discodermolide has a mechanism of action similar to Epothilone D and Taxol®. However, discodermolide appears to be more potent than Taxol®. Preclinical evaluation of discodermolide shows it to be a potent and promising compound for the treatment of cancer. Using our proprietary polyketide technology, we are generating novel analogs of discodermolide for preclinical evaluation and developing methods to produce quantities sufficient for further testing.

Geldanamycin is a polyketide that interferes with the chaperone function of heat shock protein 90 (Hsp90). The inhibition of the Hsp90 complex induces depletion of proteins involved in cell cycle control and hormone signaling or other heat shock proteins, resulting in tumor growth inhibition. We recently initiated a program on geldanamycins. The program is focused on the generation of novel, more water soluble and potent geldanamycin analogs through a combination of semi-synthesis, molecular biology and molecular modeling.

Infectious Disease

Macrolides are clinically important antibiotics that have been used for the treatment of respiratory infections for more than 40 years. The macrolide family is large and structurally diverse, with the most important clinical compounds belonging to the 14- and 16-membered classes. In recent years, there has been increasing resistance to macrolides in every country where macrolides are used, driving the need to develop new and more effective drugs.

Second Generation Macrolides

Currently, the leading antibiotics used in fighting infectious diseases are clarithromycin, marketed as Biaxin® by Abbott Laboratories, and azithromycin, marketed as Zithromax® by Pfizer. These are polyketide-derived antibiotics that show high potency, a broad spectrum of activity and few side effects. In 2000, these products had combined revenues of approximately $2.5 billion. However, organisms are emerging that are resistant to these two drugs. Ketolides, derivatives of the polyketide erythromycin, possess the potency and spectrum of activity shown by clarithromycin and azithromycin, but are effective against these resistant organisms. Aventis Pharmaceuticals has sought approval by the U.S. Food and Drug Administration, or FDA, to market a ketolide antibiotic, called Ketek®, and Abbott Laboratories also has a ketolide in clinical trials.

Under our research collaboration with J&J, we are producing novel ketolide leads using our technology to engineer microbial biosynthetic pathways. We have several proprietary ketolides that we believe have activities competitive with other ketolides. Several of these compounds are currently undergoing preclinical evaluation.

Gastrointestinal Motility

One of the actions of erythromycin is stimulation of gastrointestinal movement, or GI motility. Erythromycin-derived compounds called motilides may be useful to treat diseases such as gastroparesis and gastroesophageal reflux disease, also known as GERD or heartburn, that are unresponsive to antacids. Until recently, the leading product used for stimulation of GI motility was cisapride, marketed as Propulsid® by Johnson & Johnson, which had sales of approximately $1 billion in 1999. Due to reported side effects, cisapride is no longer marketed in the United States and other countries. Motilides have an entirely different mechanism of action and should not have the same side effects as cisapride.

Many compounds in our erythromycin library can readily be converted into motilides. In addition, our technologies enable the preparation of numerous new motilides that could not easily be made chemically. Two of our proprietary motilides are currently undergoing preclinical evaluation.

Intellectual Property

Our intellectual property consists of patents, copyrights, trade secrets and know-how. Our ability to compete effectively depends in large part on our ability to obtain patents for our technologies and products, maintain trade secrets and operate without infringing the rights of others, and to prevent others from infringing our proprietary rights. We will be able to protect our technologies from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents, or are effectively maintained as trade secrets. Accordingly, patents or other proprietary rights are an essential element of our business. As of December 31, 2001, we owned 11 U.S. and three foreign patents (which expire beginning in 2013) and had exclusive license rights to 14 U.S. and nine foreign patents (which expire beginning in 2013) owned by Stanford University and five U.S. and two foreign patents (which expire beginning in 2014) owned by Sloan-Kettering. On that date, we also had 69 U.S. and 112 foreign patent applications, as well as exclusive license rights to 32 U.S. and 52 foreign patent applications.

We have exclusive rights to certain polyketide-related technologies developed by Dr. Chaitan Khosla and claimed in a series of issued and pending patents filed by Stanford University beginning in 1993. These patents include claims to recombinant expression of polyketide synthase enzymes and production of polyketides using recombinantly expressed enzymes, as well as useful hosts, vectors and methods of library production. To date, 14 of these patents have issued by the U.S. Patent Office. We have also amended our agreement with Stanford University to receive an exclusive option to license certain new technologies developed by Dr. Khosla that involve polyketides and their production.

We have exclusive rights to certain epothilone-related technology developed by Dr. Samuel Danishefsky and claimed in a series of issued and pending patents filed by Sloan-Kettering. These patents include claims to epothilone compounds and methods of making and using epothilones.

We have issued U.S. patents claiming the multi-vector technology we use to make polyketide libraries, methods for the production of polyketides in E. coli, yeast and plants, methods for producing Epothilone D in recombinant host cells and recombinant polyketide synthase and modification enzyme genes. We also have issued patents and pending applications for the novel polyketide compounds generated in our drug discovery and development programs.

Our policy is to file patent applications to protect technology and compounds commercially important to our business. We also rely on trade secrets to protect our technology, where patent protection is deemed inappropriate or unobtainable. We protect our proprietary technology and processes, in part, by confidentiality agreements with our employees, consultants, collaborators and certain contractors. There can be no assurance that our confidential trade secret information will not be disclosed, that others will not independently develop substantially equivalent proprietary information and techniques or that we can meaningfully protect our proprietary information.

Collaborative Research and Development Agreements

Johnson & Johnson

Effective September 1998, we entered into a collaborative agreement with The R.W. Johnson Pharmaceutical Research, or RWJPRI, and Ortho-McNeil Pharmaceutical, Inc., both Johnson & Johnson companies. Under the terms of the agreement, we use our technologies to produce specific novel antibiotics on a reasonable efforts basis. The agreement provides for payments to us, including for funding research and development and for reaching certain research and development milestones. In September 2001, we amended our collaborative agreement to extend the research program until December 2002, subject to early termination provisions. Effective January 1, 2002, RWJPRI assigned its rights and obligations under the agreement to  Johnson & Johnson Pharmaceutical Research and Development, LLC, or J&J, a subsidiary of Ortho-McNeil

Pharmaceutical, Inc. In addition to creating a collaborative research program, the agreement, as amended, grants several licenses that include:

•
a research license, whereby we and J&J grant each other a non-exclusive license, with no sublicense rights, to make and use methods and material covered under certain of each of our patents or know-how to carry out research during the research term of the agreement;

•
a screening license, whereby we grant to J&J a non-transferable exclusive license, with the right to grant sublicenses to its affiliates, to conduct screening of macrolides for antibiotic activity; and

•	a development and commercialization license, whereby we grant J&J exclusive worldwide sublicensable rights to make, use, develop and sell the licensed products as defined in the agreement.

The development, marketing and sale of drugs resulting from this collaboration will be undertaken by J&J. If any products resulting from the research program achieve certain research and development milestones, then we will receive payments from J&J. Should the development efforts result in a marketable product, we will receive royalty payments based on product sales. Pursuant to this agreement, we recognized $3.2 million, $3.8 million and $5.0 million of contract revenue for the years ended December 31, 2001, 2000 and 1999, respectively. Such amounts, excluding initial and milestone payments, approximated research and development expenses under this collaboration. Included in 2000 and 1999 contract revenue was the ratable portion of a $1.0 million up-front fee received upon signing the agreement, which was recognized over the initial two-year research term of the agreement. Included in 2001 and 1999 contract revenue were $250,000 and $1.2 million, respectively, of non-recurring milestone payments earned under this agreement. After the research term under this agreement ends, J&J can terminate the agreement as a whole or with respect to any pharmaceutical product upon three months’ written notice. Either party may terminate the agreement at any time upon the other party’s material breach of the agreement and failure to cure such breach within 90 days of notification of the breach. If J&J terminates the agreement, rights to compounds developed under the agreement revert to us except for rights to certain compounds designated by J&J. So long as J&J is actively developing or commercializing a product under the agreement, the agreement does not terminate until the last patent claiming the product or its manufacture or use expires or, in the absence of any such patent, until at least ten years after the first commercial sale of the product.

Sloan-Kettering Institute for Cancer Research

Effective August 2000, we signed a research and license agreement with the Sloan-Kettering Institute for Cancer Research, or Sloan-Kettering, relating to epothilones. Under the agreement, we will use our technologies to produce a specific epothilone compound to be tested in clinical trials and work collaboratively with Sloan-Kettering to develop new compounds and production methods and to conduct clinical trials. Under the agreement, we paid Sloan-Kettering an initial license fee and will pay annual maintenance fees as well as payments for research and development costs, including the costs of clinical trials, payments if clinical development milestones are reached, and, should the development efforts result in a marketable product, royalty payments based on product sales.

In addition to creating a collaborative research program with at least a two-year research term, the agreement grants licenses that include:

•
a research license, whereby we and Sloan-Kettering grant each other a license to make and use methods and material covered under each of our patents and know-how to carry out research during the research term of the agreement; and

•
a development and commercialization license, with the right to sublicense, whereby Sloan-Kettering grants us exclusive worldwide rights, with a limited right to sublicense, to make, use, develop and sell the licensed products.

If we and Sloan-Kettering jointly determine that the objectives of the research plan cannot be met, then the agreement terminates. Also, if we are unable to produce or otherwise provide the materials required for Phase 2 clinical trials within specified time periods in advance of the initiation of the Phase 2 clinical trials, Sloan-Kettering has the right to terminate the agreement. Upon termination, all licenses granted by one party to the other revert to the granting party. Otherwise, so long as we are actively developing or commercializing a product under the agreement, the agreement does not terminate until the last patent claiming the product or its manufacture or use expires or, in the absence of any such patents, until the later of a specified number of years after the first commercial sale of the product or expiration of the last licensed patent.

Stanford University

Effective March 1996, we entered into an exclusive license agreement with the Board of Trustees of the Leland Stanford Junior University, or Stanford University, for certain technology and related patent rights now contained in 14 issued U.S. and nine foreign patents, as well as 50 U.S. and foreign patent applications, and materials for the recombinant production of novel polyketides. Under the terms of the agreement, we paid a license issue fee to Stanford University, and we pay annual maintenance fees, make milestone payments and pay royalties on net sales resulting from products claimed in or originating from the licensed technology. In March 2000, an amendment to the agreement was signed that provides us an exclusive option to acquire an exclusive or a non-exclusive license to future patents or patent applications that are related to certain technology developed by Dr. Khosla, related to polyketides and their production, and chosen by Stanford University in its discretion.

Harvard College

Effective December 1998, we entered into an exclusive license agreement with the President and Fellows of Harvard College for certain technology and related patent rights for the production of polyketides. In connection with the license agreement, which gives us the exclusive license rights to the technology in five patent applications, we paid a non-refundable license fee and will pay annual maintenance or minimum royalty fees, milestones and royalties on net sales of products covered by the licensed patents.

We made total payments under our collaboration and license agreements for the years ended December 31, 2001, 2000 and 1999 of approximately $721,000, $373,000 and $42,500, respectively.

Competition

The pharmaceutical and biotechnology industries are intensely competitive. Many companies, including biotechnology, chemical and pharmaceutical companies, are actively engaged in research and development of drugs for the treatment of the same diseases and conditions as our potential product candidates. Many of these companies have substantially greater financial and other resources, larger research and development staffs and more extensive marketing and manufacturing organizations than we do. In addition, some of them have considerable experience in preclinical testing, clinical trials and other regulatory approval procedures. There are also academic institutions, governmental agencies and other research organizations that are conducting research in areas in which we are working. They may also market commercial products, either on their own or through collaborative efforts.

We face significant competition from large pharmaceutical companies that are pursuing the same or similar technologies, including polyketide manipulation, as the technologies used by us in our drug discovery efforts. For example, a number of companies have cloned polyketide synthase genes and claimed or described in patents or publications those genes or technology to modify them or express them in heterologous hosts using recombinant DNA technology. Such companies include, for example, Abbott Laboratories (erythromycin, niddamycin); Dow Agrosciences (spinosyn); Eli Lilly and Company (tylosin, spiramycin); Novartis (soraphen, epothilone); and Merck (avermectin, lovastatin). We also face competition from biotechnology companies and academic researchers that engage in research similar to our own. For example, Biotica Ltd. is a biotechnology company that has published patent applications, issued patents and entered into collaborations with pharmaceutical companies relating to efforts to modify polyketide synthase genes using recombinant DNA technology.

We expect to encounter significant competition for any of the pharmaceutical products we develop. Companies that complete clinical trials, obtain required regulatory approvals and commence commercial sales of their products before their competitors may achieve a significant competitive advantage. We are aware that many other companies or institutions are pursuing development of drugs and technologies directly targeted at applications for which we are developing our drug compounds. Aventis Pharmaceuticals has sought approval by the FDA to market a ketolide antibiotic, Ketek®, and Abbott Laboratories has a ketolide compound in clinical trials. Chugai Pharmaceuticals has a motilide compound in clinical trials. Two other large pharmaceutical companies, Novartis and Bristol-Myers Squibb, have epothilone compounds in clinical trials. Because we have not yet initiated clinical trials for our own ketolide and motilide compounds, it is likely that, even if we are successful in developing a product, one or more of these compounds of our competitors will be approved and marketed as products before our own. This could place us and our collaborators at a significant disadvantage, especially in the event our compounds do not have superior properties or cost advantages, and prevent us from realizing significant commercial benefit from such products.

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

Government Regulation

The U.S. Food and Drug Administration, or FDA, and comparable regulatory agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon the clinical development, manufacture and marketing of pharmaceutical products. These agencies and other federal, state and local entities regulate research and development activities and the testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of our potential products.

The process required by the FDA before our products may be marketed in the United States generally involves the following:

•	preclinical laboratory and animal tests;

•	submission of an investigational new drug, or IND, application, which must become effective before clinical trials may begin;

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug for its intended use; and

•	FDA approval of a new drug application, or NDA, or biologics license application, or BLA.

The testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for any of our potential products will be granted on a timely basis, if at all.

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

We may not successfully complete any of the three phases of testing of any of our potential products within any specific time period, if at all. Furthermore, the FDA, an institutional review board or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

The results of product development, preclinical studies and clinical trials are submitted to the FDA as part of an NDA or BLA. The FDA may deny an NDA or BLA if the applicable regulatory criteria are not satisfied or may require additional clinical data. Even if such data is submitted, the FDA may ultimately decide that the NDA or BLA does not satisfy the criteria for approval. Once issued, the FDA may withdraw product approval if compliance with regulatory standards is not maintained or if problems occur after the product reaches the market. In addition, the FDA may require testing and surveillance programs to monitor the effect of approved products that have been commercialized, and the FDA has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs.

Satisfaction of FDA requirements or similar requirements of state, local and foreign regulatory agencies typically takes several years, and the actual time required may vary substantially, based upon the type, complexity and novelty of the product or indication. Government regulation may delay or prevent marketing of potential products or new indications for a considerable period of time and impose costly procedures upon our activities. Success in early stage clinical trials does not assure success in later stage clinical trials. Data obtained from clinical activities are not always conclusive and may be susceptible to varying interpretations that could delay, limit or prevent regulatory approval. Even if a product receives regulatory approval, the approval may be significantly limited to specific indications and dosages. Further, even after regulatory approval is obtained, later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. Delays in obtaining, or failures to obtain, additional regulatory approvals for any of our products would have a material adverse effect on our business.

Any products manufactured or distributed by us pursuant to FDA approvals are subject to continuing regulation by the FDA, including record-keeping requirements and reporting of adverse experiences with the drug. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with good manufacturing practices, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. We cannot be certain that we or our suppliers will be able to comply with the good manufacturing practices regulations and other FDA regulatory requirements.

Outside the United States, our ability to market a product is contingent upon receiving a marketing authorization from the appropriate regulatory authorities. The requirements governing the conduct of clinical trials, marketing authorization, pricing and reimbursement vary widely from country to country. At present, foreign marketing authorizations are applied for at a national level, although within the European Community, or EC, registration procedures are available to companies wishing to market a product in more than one EC member state. If the regulatory authority is satisfied that adequate evidence of safety, quality and efficacy has been presented, a marketing authorization will be granted. This foreign regulatory approval process involves all of the risks associated with FDA clearance.

Risk Factors That May Affect Results of Operations and Financial Condition

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

We commenced operations in 1996 and are still in an early stage of development. We have not commercialized any products, and we have incurred significant losses to date. As of December 31, 2001, we had an accumulated deficit of approximately $48.5 million. To date, our revenues have been solely from collaborations and government grants. Our expenses have consisted principally of costs incurred in research and development and from general and administrative costs associated with our operations. We have incurred net losses since our inception, including a net loss of approximately $21.9 million for the year ended December 31, 2001. We expect our expenses to increase and to continue to incur operating losses for at least the next several years as we continue our research and development efforts for our drug candidates. The amount of time necessary to commercialize any of our drug candidates successfully is long and uncertain, and successful commercialization may not occur at all. As a result, we may never become profitable.

If our current corporate collaboration or license agreements are unsuccessful or if conflicts develop with these relationships, our research and development efforts could be delayed.

To date, we have entered into one arrangement with a corporate collaborator, Johnson & Johnson Pharmaceutical Research and Development, LLC, a subsidiary of Ortho-McNeil Pharmaceutical, Inc. The research term of this collaboration is scheduled to expire on December 28, 2002, subject to early termination provisions. We may not be able to maintain or extend this collaboration on acceptable terms, if at all. If we do not maintain or extend this collaboration, our research and development efforts could be delayed.

We do not control the amount and timing of resources that our corporate collaborator devotes to our program or potential products. As a result, we do not know if our corporate collaborator will dedicate sufficient resources or if the development or commercialization efforts by our corporate collaborator will be successful. We also do not know whether our current collaborative partner or future collaborative partners, if any, might pursue alternative technologies or develop alternative products either on their own or in collaboration with others, including our competitors, as a means for developing treatments for the diseases targeted by collaborative arrangements with us. In addition, if a business combination involving our existing corporate collaborator were to occur, the effect could diminish, terminate or cause delays in our corporate collaboration. Should our collaborative partner fail to develop or commercialize a compound or product for which it has rights from us, we may not receive any future milestone payments and will not receive any royalties associated with such compound or product. Conflicts might also arise with collaborative partners concerning proprietary rights to particular compounds. If our corporate collaborator were to breach or terminate its agreement with us or otherwise fail to conduct the collaborative activities successfully and in a timely manner, the preclinical or clinical development or commercialization of the affected product candidates or research program could be delayed or terminated.

We are also a party to various license agreements that give us rights to use specified technologies in our research and development processes. The agreements, pursuant to which we have in-licensed technology, permit our licensors to terminate the agreement under certain circumstances. If we are not able to continue to license these future technologies on commercially reasonable terms, our product development and research may be delayed.

If we fail to enter into new collaborative agreements in the future, our business and operations would be negatively impacted.

Our strategy depends upon the formation and sustainability of multiple collaborative arrangements and license agreements with third parties in the future. We expect to rely on these arrangements for not only financial resources, but also for expertise that we expect to need in the future relating to clinical trials, manufacturing, sales and marketing, and for license and technology rights. Although we have established a collaborative arrangement and various license agreements, we do not know if we will be able to establish additional arrangements on favorable terms, or whether current or any future collaborative arrangements will ultimately be successful. There have been, and may continue to be, a significant number of recent business combinations among large pharmaceutical companies that have resulted, and may continue to result, in a reduced number of potential future corporate collaborators, which may limit our ability to find partners who will work with us in developing and commercializing our drug targets. If we do not enter into new collaborative agreements, then our revenues will be reduced, and our drug candidates may not be developed, manufactured or marketed.

Our potential products are in an early stage of development and substantial additional effort will be necessary for development.

Our technologies are new, and our drug candidates are in early stages of research and development. We may not develop products that prove to be safe and effective, meet applicable regulatory standards, are capable of being manufactured at reasonable costs or can be marketed successfully. All of the potential products that we are currently developing will require significant development and investment, including extensive preclinical and clinical testing, before we can submit any application for regulatory approval.

Our products must satisfy rigorous standards of safety and efficacy before they can be approved by the FDA and international regulatory authorities for commercial use. We will need to conduct significant additional research, preclinical testing and clinical trials, before we can file applications with the FDA for product approval. Clinical trials are expensive and have a high risk of failure. In addition, to compete effectively, our products must be easy to use, cost-effective and economical to manufacture on a commercial scale. We may not achieve any of these objectives. Any of our products may not attain market acceptance. Typically, there is a high rate of attrition for products in preclinical testing and clinical trials. Also, third parties may develop superior products or have proprietary rights that preclude us from marketing our products. If research and testing is not successful or we fail to obtain regulatory approval, we will be unable to market and sell our future product candidates.

The progress and results of our animal and human testing are uncertain.

We must provide the FDA and foreign regulatory authorities with clinical data that demonstrates the safety and efficacy of our products before they can be approved for commercial sale. As a result, commercialization of our product candidates depends upon successful completion of clinical trials. Preclinical testing and clinical development are long, expensive and uncertain processes. It may take us several years to complete our testing, and failure can occur at any stage of testing. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and interim results of trials do not necessarily predict final results. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. None of the product candidates that we have internally developed or licensed have advanced beyond the stage of human testing designed to determine safety, known as Phase 1 clinical trials.

We do not know whether planned clinical trials will begin on time or whether any of our clinical trials will be completed on schedule, or at all. Negative or inconclusive results or adverse medical events during a clinical trial could cause a clinical trial to be repeated or a program to be terminated. In October 2001, we initiated a clinical trial of Epotholine D, which is directed to the treatment of cancer. Anti-cancer drugs generally have a narrow therapeutic window between efficacy and toxicity. If unacceptable toxicity is observed in clinical trials, the trials may be terminated at an early stage. Drug-related deaths may occur in clinical trials with anti-cancer drugs, because drugs for the treatment of cancer are typically dangerous and cancer patients are critically ill.

Completion of clinical trials may take several years or more. The length of time generally varies substantially according to the type, complexity, novelty and intended use of the drug candidate. Our clinical trials may be suspended at any time, if we or the FDA, believe the patients participating in our studies are exposed to unacceptable health risks. Our commencement and rate of completion of clinical trials may be delayed by many factors, including:

•	ineffectiveness of the study compound, or perceptions by physicians that the compound is not effective for a particular indication;

•	inability to manufacture sufficient quantities of compound for use in clinical trials;

•	failure of the FDA to approve our clinical trial protocols;

•	slower than expected rate of patient recruitment;

•	the death of patients during a clinical trial for a variety of reasons, including the advanced status of their disease and medical problems that are not related to our product candidates;

•	inconclusive or negative results experienced during the clinical trial;

•
third-party clinical investigators may not perform our clinical trials on our anticipated schedule or consistent with a clinical trial protocol, and other third-party organizations may not perform data collection and analysis in a timely or accurate manner; and

•	government or regulatory delays.

Any clinical trial may fail to produce results satisfactory to the FDA. Preclinical and clinical data can be interpreted in different ways, which could delay, limit or prevent regulatory approval.

Our product development costs will increase if we have delays in testing or approvals or if we need to perform more or larger clinical trials than planned. If the delays are significant, our financial results and the commercial prospects for our products will be harmed, and our ability to become profitable will be delayed.

We do not know whether our existing or any future clinical trials will demonstrate safety and efficacy sufficient to obtain the requisite regulatory approvals or will result in marketable products. Our failure to adequately demonstrate the safety and efficacy of our products under development will prevent receipt of FDA approval and, ultimately, commercialization of our products. If any current or future clinical trials are not successful, our business, financial condition and results of operations will be harmed.

Any inability to protect our proprietary technologies adequately could harm our ability to successfully commercialize product candidates.

Our commercial success will depend in part on our ability to obtain patents and maintain adequate protection of other intellectual property for our technologies and products in the United States and other countries. If we do not adequately protect our intellectual property, competitors may be able to use our technologies and erode or negate any competitive advantage we may have. The laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States, and we may encounter significant problems in protecting our proprietary rights in these countries.

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

The degree of future protection for our proprietary rights is uncertain, and we cannot ensure that:

•	we were the first to make the inventions covered by each of our pending patent applications;

•	we were the first to file patent applications for these inventions;

•	others will not independently develop similar or alternative technologies or duplicate any of our technologies;

•	any of our pending patent applications will result in issued patents;

•	any patents issued to us or our collaborators will provide a basis for commercially viable products or will provide us with any competitive advantages or will not be challenged by third parties;

•	we will develop additional proprietary technologies that are patentable; or

•	the patents of others will not have an adverse effect on our business.

We apply for patents covering both our technologies and drug candidates as we deem appropriate.

We apply for patents covering both our technologies and drug candidates as we deem appropriate. However, we may fail to apply for patents on important technologies or products in a timely fashion or at all. Our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products. In addition, we generally do not control the patent prosecution of technology that we license from others. Accordingly, we are unable to exercise the same degree of control over this intellectual property as we would over our own.

We rely upon trade secret protection for our confidential information. We have taken measures to protect our confidential information. However, these measures may not provide adequate protection for our trade secrets. We seek to protect our confidential information by entering into confidentiality agreements with employees, collaborators and consultants. Nevertheless, we may not be able to protect adequately our trade secrets.

Litigation or other proceedings or third-party claims of intellectual property infringement would require us to spend time and money and could prevent us from developing or commercializing products.

Our commercial success depends in part on not infringing the patents and proprietary rights of other parties and not breaching any licenses that we have entered into with regard to our technologies and products. Others have filed patent applications and issued patents, and in the future are likely to continue to file patent applications and issue patents, claiming drug candidates that we are developing and genes, gene fragments, compounds and technologies we use or may wish to use. If we wish to use the claimed technology in issued and unexpired patents owned by others, we may need to obtain a license from another party, enter into litigation or incur the risk of litigation.

The biotechnology industry is characterized by extensive litigation regarding patents and other intellectual property rights. We are aware of patents and published patent applications that, if valid, and if we are unsuccessful in circumventing or acquiring the rights to these patents, may block our ability to commercialize products based on the drug candidates that we are developing. We cannot be sure that other parties have not filed for or been issued relevant patents that could affect our ability to obtain patents or to operate as we would like to. Others may sue us in the future to challenge our patent rights or claim infringement of their patents. An adverse determination in litigation or in an administrative proceeding to which we may become a party could subject us to significant liabilities to others, require us to license disputed rights from others or require us to cease using the disputed technology.

We are aware of a significant number of patents and patent applications relating to aspects of our technologies and compounds filed by, and issued to, other parties. Others have filed patent applications or have been granted patents claiming inventions also claimed by us, and we may have to participate in an interference proceeding declared by the relevant patent agency or court to determine priority of invention and, thus, the right to a patent for these inventions in the United States. For example, we believe one or more interferences may be declared between patents and applications we own or have exclusively licensed and patents and applications owned by Novartis relating to epothilone biosynthetic genes and Epothilone D; and patents and applications owned by Abbott Laboratories and Biotica Ltd. relating to erythromycin polyketide synthase genes, methods for altering polyketide synthase genes and erythromycin analogs and derivatives. Such a proceeding or a lawsuit in which we are alleged to have infringed an issued patent could result in substantial cost to us even if the outcome is favorable, and if the outcome is unfavorable, we could be required to license the other party’s rights, at terms that may be unfavorable to us, or cease using the technology. Even if successful on priority grounds, an interference may result in loss of claims based on patentability grounds raised in the interference. Although patent and intellectual property disputes in the biotechnology area are often settled through licensing or similar arrangements, costs associated with these arrangements may be substantial and could include ongoing royalties. Furthermore, we cannot be certain that a license would be available to us on satisfactory terms, if at all.

Other parties may obtain patents in the future and claim that the use of our technologies infringes these patents or that we are employing their proprietary technology without authorization. We could incur substantial costs and diversion of management and technical personnel in defending ourselves against any of these claims or enforcing our patents against others. Furthermore, parties making claims against us may be able to obtain injunctive or other equitable relief that could effectively block our ability to develop, commercialize and sell products, and could result in the award of substantial damages against us. In the event of a successful claim of infringement against us, we may be required to:

•	pay substantial damages;

•	stop using certain products and methods;

•	develop non-infringing products and methods; and

•	obtain one or more licenses from other parties.

We may not be able to obtain licenses from other parties at a reasonable cost, if at all. In that event, we could encounter substantial delays in product introductions while we attempt to develop alternative methods and products, which we may not be able to accomplish.

Litigation or failure to obtain licenses could prevent us from commercializing available products.

We rely on third parties to conduct our clinical trial and those third parties may not perform satisfactorily.

If third parties do not successfully carry out their contractual duties or meet expected deadlines, we will not be able to obtain regulatory approvals for our product candidates and will not be able to successfully commercialize our product candidates for targeted diseases. We do not have the ability to independently conduct clinical trials for our products, and we rely on third parties such as contract research organizations, medical institutions and clinical investigators to perform this function. If these third parties do not perform satisfactorily, our clinical trials may be extended or delayed. We may not be able to locate any necessary acceptable replacements or enter into favorable agreements with them, if at all.

If we are unable to manage our growth effectively through recruiting and retaining skilled employees and expand our management and facilities and improve our controls and systems, we may not be able to manage our day-to-day operations.

We have experienced a period of rapid and substantial growth that has placed, and if this growth continues will further place, a strain on our human and capital resources. If we are unable to manage this growth effectively, then our losses could increase. The number of our employees increased from 68 on December 31,

2000 to 96 on December 31, 2001. Retaining our current employees and recruiting qualified scientific personnel to perform future research and development work will be critical to our success. Competition is intense for experienced scientists, and we may not be able to retain or recruit sufficient skilled personnel to allow us to pursue collaborations and develop our products and core technologies to the extent otherwise possible. Additionally, we are highly dependent on the principal members of our management and scientific staff, such as our two co-founders, the loss of whose services would adversely impact the achievement of our objectives. Although we maintain and are the beneficiary of $1.0 million key-man life insurance policies for the lives of each of our two co-founders, Dr. Daniel Santi, our chief executive officer, and Dr. Chaitan Khosla, a director and consultant, we do not believe the proceeds would be adequate to compensate us for their loss.

Our facilities consist of approximately 44,000 square feet of research and office space located in Hayward, California, leased to us until 2003. We are in the process of seeking additional space to accommodate our growth and expect to enter into new leases during 2002. If we are unable to secure additional facilities on terms favorable to us, we may be required to delay our planned expansion.

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

If we face liability claims in clinical trials of a drug candidate, these claims will divert our management’s time and we will incur litigation costs.

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

We have a shareholders rights plan and anti-takeover provisions in our corporate charter documents that may result in outcomes with which you do not agree.

Our board of directors has the authority to issue up to 10,000,000 shares of preferred stock and to determine the rights, preferences, privileges and restrictions of those shares without further vote or action by our stockholders. The rights of the holders of any preferred stock that may be issued in the future may adversely affect the rights of the holders of common stock. The issuance of preferred stock could make it more difficult for third parties to acquire a majority of our outstanding voting stock.

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

We have adopted a rights agreement under which all stockholders of record as of October 29, 2001 will receive rights to purchase shares of a new series of preferred stock at an exercise price of $70.00 per one one-hundredth of a share, if a person acquires more than 20% of the our common stock. The rights plan could make it more difficult for a person to acquire a majority of our outstanding voting stock. The rights plan could also reduce the price that investors might be willing to pay for shares of our common stock and result in the market price being lower than it would be without the rights plan.

Some of our existing stockholders can exert control over us, and may not make decisions that are in the best interest of all stockholders.

Our officers, directors and affiliates together control approximately 39% of our outstanding common stock. As a result, these stockholders, if they act together, are able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may delay or prevent a change in control of us and might affect the market price of our common stock, even when a change may be in the best interests of all stockholders. In addition, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and accordingly, they could cause us to enter into transactions or agreements which we would not otherwise consider.

Our stock price has been, and may continue to be, extremely volatile.

The trading price of our common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

•	announcements of technological developments in research by us or our competitors;

•	delay or failure in initiating, conducting, completing or analyzing clinical trials or unsatisfactory design or results of these trials by us or our competitors;

•	achievement of regulatory approvals;

•	new products or services introduced or announced by us or our competitors;

•	changes in financial estimates by securities analysts;

•	announcements of departures or departures of key personnel;

•	announcements of litigation or an unfavorable outcome in litigation; and

•	sales of our common stock.

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

If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully develop products.

We expect that additional financing will be required in the future to fund operations. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to our stockholders or us. Insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs, to lose rights under existing licenses or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose or may adversely affect our ability to operate as a going concern. We have consumed substantial amounts of cash to date and expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure and research and development activities.

We believe that existing cash and investment securities and anticipated cash flow from existing collaborations will be sufficient to support our current operating plan through 2003. We have based this estimate on assumptions that may prove to be wrong. Our future capital requirements depend on many factors that affect our research, development, collaboration and sales and marketing activities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We may raise additional financing through public or private equity offerings, debt financings or additional corporate collaboration and licensing arrangements. To the extent we raise additional capital by issuing equity securities, our stockholders may experience dilution. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we will not be able to continue developing our products.

Employees

As of February 28, 2002, we had 98 full-time employees, 43 of whom hold Ph.D. degrees and 76 of whom were engaged in research and development activities. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppage. We believe that our relations with our employees are good.

Directors and Executive Officers of the Registrant

Our directors and executive officers, and their ages as of March 31, 2002, are as follows:

Name	Age	Title
Daniel V. Santi, M.D., Ph.D.	60	Chairman and Chief Executive Officer
Michael S. Ostrach	50	President and Chief Operating Officer
Robert G. Johnson, Jr., M.D., Ph.D.	50	Senior Vice President, Medical Affairs and Corporate Development
Susan M. Kanaya	39	Senior Vice President, Finance, Chief Financial Officer and Secretary
Kevin R. Kaster	42	Senior Vice President, Legal Affairs
Bruce Chabner, M.D.	61	Director
Peter Davis, Ph.D.	57	Director
Jean Deleage, Ph.D.	61	Director
Chaitan Khosla, Ph.D.	37	Director
Christopher Walsh, Ph.D.	58	Director

Daniel V. Santi, M.D., Ph.D., is one of our co-founders and has served as Chairman of the Board of Directors since our inception in January 1995 and as our Chief Executive Officer since November 1998. Until his retirement in January 2001, Dr. Santi was on leave of absence from his position as Professor of Biochemistry and Biophysics, and of Pharmaceutical Chemistry at University of California, San Francisco, a position that he held since 1974. Dr. Santi was one of the original members of the Scientific Advisory Boards of Chiron Corporation and Mitotix, Inc., and has served as a consultant to several large pharmaceutical companies. In 1988, Dr. Santi founded and served as Chairman of the Board of Directors of Protos, Inc., a biotechnology firm and a subsidiary of Chiron Corporation, which was merged with Chiron in 1992. Dr. Santi was also founder and Chairman of Parnassus Pharmaceuticals. Dr. Santi has published over 275 scientific papers and is inventor on many patents in combinatorial chemistry and other areas. Dr. Santi received a B.S. in pharmacy from the State University of New York, an M.D. from the University of California, San Francisco and a Ph.D. in medicinal chemistry from the State University of New York.

Michael S. Ostrach has served as our President and Chief Operating Officer since January 2002. From October 1998 to January 2002, Mr. Ostrach served as our Chief Operating Officer. Prior to joining Kosan in October 1997 as Vice President, Corporate Development, Mr. Ostrach worked as an independent consultant for biotechnology companies from October 1996 to October 1997. Mr. Ostrach was Executive Vice President and Chief Operating Officer of Neurobiological Technologies, Inc., a publicly held biotechnology company, from 1994 to 1996. From 1993 to 1994, Mr. Ostrach worked as a consultant to a number of biotechnology companies. From 1981 to 1991, he was a Senior Vice President at Cetus Corporation, a biotechnology company. In 1991, Cetus Corporation merged into Chiron Corporation, and during 1992, Mr. Ostrach was a Vice President of Chiron Corporation and a founder and the President of Chiron Technologies, a Chiron business unit. Mr. Ostrach received a B.A. from Brown University and a J.D. from Stanford Law School.

Robert G. Johnson, Jr., M.D., Ph.D., has served as our Senior Vice President, Medical Affairs and Corporate Development since January 2002. From September 2000 to January 2002, Dr. Johnson served as our Vice President, Medical Affairs and Corporate Development. From 1998 to September 2000, Dr. Johnson was employed by Chiron Corporation, where he served as Vice President, Pharmacology and Preclinical Affairs through 1999 and most recently as Vice President, Corporate Development. From 1991 to 1998, Dr. Johnson was Director of Pharmacology at Merck & Co., Inc., a pharmaceutical company. In addition, Dr. Johnson was a member of the faculty at the University of Pennsylvania from 1987 to 1991 and at Harvard Medical School from 1985 to 1987. Dr. Johnson received a B.A., a Ph.D. in biophysics and an M.D. each from the University of Pennsylvania.

Susan M. Kanaya has served as our Senior Vice President, Finance and Chief Financial Officer since January 2002 and was appointed Secretary in June 2001. From November 1999 to January 2002, Ms. Kanaya served as our Vice President, Finance and Chief Financial Officer. From 1994 to November 1999, Ms. Kanaya was employed by SUGEN, Inc., a publicly held biotechnology company that was acquired by Pharmacia in 1999, most recently serving as Vice President, Finance and Treasurer. Before joining SUGEN, Ms. Kanaya was the Controller at 50/50 Micro Electronics, Inc., an electronics company, and at Power Up Software Corporation, a computer software company. Ms. Kanaya received a B.S. in business administration from the University of California, Berkeley.

Kevin R. Kaster has served as our Senior Vice President, Legal Affairs since January 2002. From August 1998 to January 2002, Mr. Kaster served as our Vice President, Intellectual Property. Prior to joining Kosan, he was Vice President, Intellectual Property at Geron Corporation, a biotechnology company. Prior to joining Geron in 1994, Mr. Kaster managed the patent group at Affymax N.V., a biotechnology company, between 1991 and 1994. Between 1988 and 1991, he was a Patent Attorney at Cetus Corporation. From 1981 to 1988, Mr. Kaster worked at Eli Lilly and Co. as an Associate Biologist, later becoming a patent technician. Mr. Kaster received a B.S., magna cum laude, in chemistry and molecular biology from Vanderbilt University and a J.D. from Indiana University, Indianapolis.

Bruce A. Chabner, M.D., has served as a director since September 2001. Dr. Chabner has served as the Chief of Hematology/Oncology at the Massachusetts General Hospital and as Professor of Medicine at

Harvard Medical School since 1995. Dr. Chabner has also served as the Associate Director for Clinical Science of the Dana-Farber/Harvard Cancer Center since 1999 and has held numerous academic appointments, including the position of Director of the Division of Cancer Treatment of the National Cancer Institute from 1982 to 1995. Dr. Chabner has received numerous awards, including Phi Beta Kappa, Alpha Omega Alpha, the Public Health Service’s Distinguished Service Medal, the Karnofsky Award of the American Society for Clinical Oncology and the Bruce F. Cain Award for Drug Development of the American Association for Cancer Research. Dr. Chabner received a B.A., summa cum laude, from Yale College and an M.D., cum laude, from Harvard Medical School.

Peter Davis, Ph.D., has served as a director since April 1998. Dr Davis. has served as President of DNA Plant Technologies Corp., an agricultural biotechnology company, since 2001. Dr. Davis was a member of the Executive Committee of Pulsar International, S.A., a management company and an affiliate of A.G. Biotech Capital, from 1993 to 2001. From 1975 to 1993, Dr. Davis was a faculty and staff member of the Wharton School of the University of Pennsylvania. His primary appointments included Director of the Applied Research Center and Director of Executive Education. He is a member of the board of directors of Bionova Holdings, Inc., Seminis, Inc. and several private companies. Dr. Davis received a B.A. in physics from Cambridge University, a Masters Degree in operations research from the London School of Economics and a Ph.D. in operations research from the Wharton School.

Jean Deleage, Ph.D., has served as a director since April 1996. Dr. Deleage is a founder and managing director of Alta Partners, a venture capital firm investing in information technologies and life science companies. Alta Partners was formed in 1996. In 1979, Dr. Deleage founded, and is a managing partner of, Burr, Egan, Deleage & Co., a major venture capital firm in San Francisco and Boston. Dr. Deleage was a member of Sofinnova’s initial team, a venture capital organization in Paris, and in 1976 formed Sofinnova, Inc. (the U.S. subsidiary of Sofinnova). Dr. Deleage is presently a member of the board of directors of Aclara Biosciences, Inc., Crucell, N.V., Rigel Pharmaceuticals, Inc., Telik, Inc. and several private companies. In 1984, Dr. Deleage was awarded the Ordre National du Merite, and in 1993, he was awarded the Legion of Honor from the French government in recognition of his career accomplishments. Dr. Deleage received a Master’s Degree in electrical engineering from Ecole Superieurie d’Electricite and a Ph.D. in economics from the University of Paris, Sorbonne.

Chaitan S. Khosla, Ph.D., is one of our co-founders and has served as a director since our inception in January 1995. Dr. Khosla has been a Professor of Chemical Engineering, Chemistry and Biochemistry at Stanford University since 2001, and has been a faculty member since 1992. Dr. Khosla is Co-Chairman of our Scientific Advisory Board. Dr. Khosla is the inventor of the combinatorial biosynthesis technology that we licensed from Stanford University. He is the recipient of several awards, including the 1999 Alan T. Waterman award by the National Science Foundation, the 1999 Eli Lilly Award in biological chemistry, and the 2000 ACS Award in pure chemistry. Dr. Khosla is the author of over 100 publications and is an inventor on numerous patents. Dr. Khosla received a B.S. Tech. from the Indian Institute of Technology, Bombay, India and a Ph.D. from the California Institute of Technology.

Christopher Walsh, Ph.D., has served as a director since April 1996. Dr. Walsh has been the Hamilton Kuhn Professor of Biological Chemistry and Molecular Pharmacology at Harvard Medical School since 1991 and formerly was President of the Dana-Farber Cancer Institute and Chairman of the Department of Biological Chemistry and Molecular Pharmacology at Harvard Medical School. He has performed extensive research in enzyme stereochemistry, reaction mechanisms and the mechanisms of action of anti-infective and immunosuppressive agents. He is Co-Chairman of the Kosan Scientific Advisory Board. Dr. Walsh is also a member of the board of directors of Versicor Inc. and several private companies. Dr. Walsh received an A.B. in biology from Harvard University and a Ph.D. in life sciences from The Rockefeller University, New York.

In April 1998, Mr. Ostrach consented, without admitting or denying the Securities and Exchange Commission’s allegations and conclusions, to the entry of a Commission administrative order requiring future compliance with Rule 102 of the Commission’s Regulation M, a regulation that prohibits participants in a public stock offering from purchasing securities for their own account until the public distribution is complete. The administrative order resulted from Mr. Ostrach’s purchase of 600 shares of Neurobiological Technologies, Inc., or NTI, common stock during a restricted period preceding a 1996 stock offering by NTI.

Scientific Advisory Board

The following individuals are members of our Scientific Advisory Board, or SAB:

Chaitan Khosla, Ph.D., is co-chairman of our SAB and a member of our board of directors.

Christopher Walsh, Ph.D., is co-chairman of our SAB and a member of our board of directors.

Homer A. Boushey, M.D., is a Professor of Medicine at the University of California, San Francisco. Dr. Boushey is an expert in clinical research on the causes and treatment of asthma and serves as Principal Investigator for University of California, San Francisco’s Asthma Clinical Research Center.

David Cane, Ph.D., is Professor of Chemistry at Brown University. Dr. Cane is an expert in the biosynthesis of natural products, with particular emphasis on macrolide polyketides and terpenes.

Samuel Danishefsky, Ph.D., is Professor of Chemistry at Columbia University. Dr. Danishefsky is an expert in synthetic organic chemistry.

Sir David A. Hopwood Ph.D., is Professor and Head of the Genetics Department at John Innes Institute, Norwich, U.K. Dr. Hopwood is an expert in streptomyces genetics, molecular biology and the genetic manipulation of polyketide genes.

Jack Kirsch, Ph.D., is a Professor of Biochemistry and Molecular Biology at the University of California, Berkeley. Dr. Kirsch is an expert in the physical organic chemistry of proteins and enzyme kinetics.

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

Brian W. Metcalf, Ph.D., is Executive Director and Chief Drug Discovery Scientist at Incyte Genomics, Inc. From March 2000 until January 2002, Dr. Metcalf served as our Senior Vice President and Chief Scientific Officer. Prior to joining Kosan, Dr. Metcalf held a number of executive management positions with SmithKline Beecham from 1983 to 2000 and was with Merrell Research Center from 1973 to 1983.

Haruo Seto, Ph.D., is Professor Emeritus, University of Tokyo, Japan. Dr. Seto has an extensive background in the structure, biosynthesis and screening of antibiotics.

Chi-Huey Wong, Ph.D., is the Ernest W. Hahn Professor of Chemistry at the Scripps Research Institute, La Jolla, California. Dr. Wong’s areas of expertise include chemical-enzymatic organic synthesis, mechanism-based inhibition of carbohydrate-mediated biological recognitions, enzyme inhibition and organic and bioorganic reaction mechanisms.

Item 2.    Properties

Our facilities consist of approximately 44,000 square feet of research and office space located in Hayward, California, leased to us until 2003. We are in the process of seeking additional space to accommodate our growth and expect to enter into new leases during 2002. If we are unable to secure additional facilities on terms favorable to us, we may be required to delay our planned expansion.

Item 3.    Legal Proceedings

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

Market for Registrant’s Common Equity

Our common stock has traded on the Nasdaq National Market since our initial public offering on October 5, 2000 under the symbol KOSN. Prior to such time, there was no public market for our common stock. The following table shows the high and low sales prices per share of our common stock as reported on the Nasdaq National Market for the periods indicated:

2001	High	Low
Fourth Quarter	$8.35	$5.04
Third Quarter	$9.26	$5.15
Second Quarter	$10.70	$6.70
First Quarter	$12.56	$7.00

2000
Fourth Quarter (from October 5, to December 31, 2000)	$19.50	$10.00

As of December 31, 2001, there were approximately 225 record holders of our common stock. We have never declared or paid dividends on our capital stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Use of Proceeds From Sales of Registered Securities

Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-33372) that was declared effective by the SEC on October 4, 2000. All 5,750,000 shares of common stock offered, inclusive of 750,000 shares of common stock subject to the underwriters’ over-allotment option, were sold at a price per share of $14.00 for gross proceeds of $80.5 million. The managing underwriters of our offering were Lehman Brothers, CIBC World Markets, SG Cowen and Fidelity Capital Markets.

We paid a total of approximately $5.6 million in underwriting discounts and commissions, and other costs and expenses, other than underwriting discounts and commissions, were approximately $1.5 million. After deducting the underwriting discounts and commissions and the offering costs and expenses, we had net proceeds of approximately $73.4 million.

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

Item 6.    Selected Financial Data

The statement of operations data for each of the years ended December 31, 2001, 2000 and 1999, and the balance sheet data as of December 31, 2001 and 2000, have been derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K that have been audited by Ernst & Young LLP, independent auditors. We have derived the statement of operations data for the years ended December 31, 1998 and 1997, and the balance sheet data as of December 31, 1999, 1998 and 1997 from our audited financial statements that we do not include in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of results to be expected for any future period. The data presented below have been derived from financial statements that have been prepared in accordance with accounting principles generally accepted in the United States and should be read with our financial statements, including the notes, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2001	2000	1999	1998	1997
	(in thousands, except per share data)
Statement of Operations Data:
Contract revenue	$3,522	$3,784	$5,206	$974	$10
Grant revenue	1,654	446	140	262	277

Total revenues	5,176	4,230	5,346	1,236	287
Operating expenses:
Research and development(1)	25,533	17,579	8,587	4,030	1,922
General and administrative(1)	5,202	4,171	1,813	991	457

Total operating expenses	30,735	21,750	10,400	5,021	2,379

Loss from operations	(25,559)	(17,520)	(5,054)	(3,785)	(2,092)
Interest and other income, net	3,686	2,444	653	518	98

Net loss	(21,873)	(15,076)	(4,401)	(3,267)	(1,994)
Deemed dividend upon issuance of Series C convertible preferred stock	—	(11,267)	—	—	—

Net loss attributable to common stockholders	$(21,873)	$(26,343)	$(4,401)	$(3,267)	$(1,994)

Basic and diluted net loss per common share	$(0.91)	$(2.81)	$(0.98)	$(0.77)	$(0.49)

Shares used in computing basic and diluted net loss per common share	24,164	9,387	4,509	4,270	4,094
Pro forma basic and diluted net loss per common share (unaudited)		$(1.44)	$(0.31)

Shares used in computing pro forma basic and diluted net loss per common share (unaudited)		$18,259	$14,318

(1)	Includes non-cash charges for stock-based compensation as follows (in thousands):

	Year Ended December 31,
	2001	2000	1999	1998	1997
	(in thousands, except per share data)
Research and development	$5,452	$6,507	$964	$—	$—
General and administrative	1,273	1,703	181	—	—

	$6,725	$8,210	$1,145	$—	$—

	As of December 31,
	2001	2000	1999	1998	1997
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$77,441	$85,738	$2,022	$6,328	$2,019
Working capital	72,405	82,043	750	4,267	1,976
Long-term investments	12,902	17,003	8,442	9,073	—
Total assets	95,812	107,571	14,157	17,201	2,757
Capital lease obligations and debt obligations, less current portion	1,568	1,975	1,591	1,004	385
Accumulated deficit	(48,542)	(26,669)	(11,593)	(7,192)	(3,924)
Stockholders’ equity	88,591	101,365	10,471	13,759	2,111

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read with “Selected Financial Data” and our financial statements and notes included elsewhere in this Annual Report on Form 10-K. The discussion in this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Annual Report on Form 10-K should be read as applying to all related forward-looking statements wherever they appear in this Annual Report on Form 10-K. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to these differences include those discussed in Business Risks and elsewhere in this Annual Report on Form 10-K. “Item 1. Business—Risk Factors That May Affect Results of Operations and Financial Conditions”

We have proprietary gene-engineering technologies for the manipulation and production of polyketides, a rich source of pharmaceutical products. We use our platform technologies to develop product candidates that target large pharmaceutical markets. We are testing Epothilone D, a potential anti-cancer agent, in a Phase 1 human clinical trial. In infectious disease, we have a collaboration with Johnson & Johnson Pharmaceutical Research & Development, LLC, a subsidiary of Ortho-McNeil Pharmaceutical, Inc., focusing on the development of a next generation antibiotic. We have additional product development and research programs.

We have incurred significant losses since our inception. As of December 31, 2001, our accumulated deficit was $48.5 million. We expect to incur additional operating losses over the next several years as we continue to develop our technologies and fund internal product research and development.

Critical Accounting Policies

Revenue Recognition

We recognize license and other up-front fees over the estimated research term of each respective agreement. If an agreement does not have a specified term, we must apply judgment in determining the appropriate level of recognition. Milestone payments are recognized upon successful completion of a performance milestone event. We apply judgment as to the timing of recognizing milestone payments and whether such payments represent the culmination of a separate earnings process. Contract revenues related to collaborative research and development agreements are recognized on a ratable basis as services are performed. Revenues related to government grants are recognized as related research expenses are incurred. Any amounts received in advance of performance are recorded as deferred revenue until earned.

Stock-Based Compensation

We account for common stock options granted to employees using the intrinsic value method and, thus, recognize compensation expense for options granted with exercise prices less than the fair value of our common stock on the date of the grant. We recorded total deferred stock-based compensation of $15.6 million in 2000 and $2.9 million in 1999, which amounts are being amortized to expense using the graded vesting method over the vesting periods of the underlying options, generally four years. We expect to record amortization of deferred stock-based compensation approximately as follows: $2.9 million in 2002, $1.3 million in 2003 and $230,000 in 2004.

Stock compensation expense for options granted to non-employees has been determined as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. We recognized other stock-based compensation for non-employees of $681,000 in 2001 and $1.4 million in 2000. In addition, assuming no changes, we expect to recognize other stock-based compensation in connection with stock options and restricted stock granted to non-employees of $774,000 in 2002, $385,000 in 2003, $265,000 in 2004 and $109,000 in 2005. The measurement of stock-based compensation to non-employees is subject to periodic adjustment as the underlying securities vest. As such, changes to these measurements could be substantial should we experience significant changes in our stock price. See Notes 1 and 9 of our financial statements.

Investments

We invest in debt and equity securities. The price of these securities is subject to significant volatility. We record and impairment charge when we believe that an investment has experienced a decline in value that is other than temporary. Generally, we review an investment for impairment if its market value has been below its carrying value for each trading day in a six-month period. Changes in the market price of these securities may impact our profitability.

Results of Operations

Years Ended December 31, 2001 and 2000

Revenue.    Our revenues increased to $5.2 million in 2001 from $4.2 million in 2000. This increase was due to $1.7 million of grant revenue in 2001, compared to $446,000 in 2000. During the year ended December 31, 2001, we recognized a non-recurring $250,000 milestone received in connection with our research collaboration with the R.W. Johnson Pharmaceutical Research Institute, or RWJPRI. Total contract revenues under this collaboration were $3.2 million in 2001 and $3.8 million in 2000. Included in 2000 revenues was $375,000 in amortization of the up-front fee received in connection with this collaboration. In September 2001, we amended our collaboration agreement with RWJPRI to extend the research program through at least December 2002, subject to early termination provisions. Effective January 1, 2002, RWJPRI assigned its rights and obligations under the agreement to Johnson & Johnson Pharmaceutical Research and Development, LLC, or J&J, a subsidiary of Ortho-McNeil Pharmaceutical, Inc. If we do not maintain or further extend this agreement, our revenues will significantly decrease thereafter, or upon earlier termination, unless we enter into additional collaborations that provide substantial revenues.

Research and Development Expenses.    Our research and development expenses consist primarily of salaries and other personnel-related expenses, stock-based compensation, fees paid to outside service providers, facility-related expenses, depreciation of facilities and equipment and lab consumables. Research and development expenses increased to $25.5 million in 2001 from $17.6 million in 2000. This increase was due in large part to our expanded research and development efforts, including advancing Epothilone D into the clinic, and continued investment in internally funded programs and technologies. In addition, increased payroll and personnel-related expenses contributed to the increase as the number of research and development employees increased to 76 in 2001 from 56 in 2000. We expect our research and development expenses will increase substantially as our Epothilone D program advances further into the clinic and to fund the expansion of our technology platform, support our collaborative research programs and advance our in-house research programs into later stages of development.

The table below summarizes the status of our drug candidates in their preclinical and clinical development:

Program	Status	Commencement of Current Phase
Cancer
Epothilone D	Phase 1 clinical trials	Commenced clinical trials in the second half of 2001
Infectious Disease
Ketolide	Preclinical evaluation	—

Gastrointestinal Motility
Motilide	Preclinical evaluation	—

Based on our experience and judgement, Phase 1 clinical trials are expected to last between 12 and 18 months, Phase 2 clinical trials are expected to last between 18 and 24 months and Phase 3 clinical trials are expected to last between 24 and 42 months. The length of clinical development depends on the specific disease and patient population. For drug candidates that are in preclinical development, the timing of an IND filing varies significantly and is difficult to predict.

General and Administrative Expenses.    General and administrative expenses increased to $5.2 million in 2001 from $4.2 million in 2000. This increase was primarily due to higher employee-related costs to support our expanding research and development activities and a full year of public company-related expenses. Our general and administrative employees increased to 20 in 2001 from 14 in 2000. We expect our general and administrative expenses will increase in the future to support the continued growth of our research and development efforts.

Interest Income.    Interest income increased to $5.0 million in 2001 from $2.8 million in 2000. This increase was due to higher average investment balances due to aggregate net proceeds of $98.0 million received in connection with our October 2000 initial public offering of common stock and the issuance of Series C convertible preferred stock in March 2000.

Interest Expense.    Interest expense decreased to $349,000 in 2001 from $359,000 in 2000. The decrease resulted from normal amortization of existing debt and a lower cost of capital on additional debt financing due to declining interest rates in 2001.

Write-down of Investment.    At December 31, 2001, we had approximately $3.0 million invested in short-term commercial paper of Southern California Edison, or So Cal Ed, a utility company. The security matured on April 18, 2001 and So Cal Ed defaulted on payment. At June 30, 2001, the security was valued at approximately 67% of cost, and we recorded a write-down of $990,000 on the carrying value of the investment. As of December 31, 2001, the security remained outstanding and was valued at approximately 94% of cost. The $810,000 increase in the carrying value was included in accumulated other comprehensive gain (loss). In March 2002, the security was fully repaid. Thus, we will record a realized gain of $990,000 in 2002.

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

Years Ended December 31, 2000 and 1999

Revenue.    Our revenues decreased to $4.2 million in 2000 from $5.3 million in 1999. This decrease was due to a $1.0 million non-recurring milestone payment recognized in 1999 under our collaboration with Johnson & Johnson. Total contract revenues under this collaboration were $3.8 million in 2000 and $5.0 million in 1999, inclusive of the $1.0 million non-recurring milestone payment.

Research and Development Expenses.    Our research and development expenses consist primarily of stock-based compensation, salaries and other personnel-related expenses, facility-related expenses, lab consumables and depreciation of facilities and equipment. Research and development expenses increased to $17.6 million in 2000 from $8.6 million in 1999. This increase was due in large part to an increase in amortization of deferred stock-based compensation to $6.5 million in 2000 from $964,000 in 1999. The remainder of the increase was primarily due to increased payroll and personnel-related expenses, including recruiting and relocation expenses.

General and Administrative Expenses.    General and administrative expenses increased to $4.2 million in 2000 from $1.8 million in 1999. This increase was primarily due to an increase in amortization of deferred stock-based compensation to $1.7 million in 2000 from $181,000 in 1999 and an increase in our administrative staff to 14 in December 2000 from ten in December 1999.

Interest Income.    Interest income increased to $2.8 million in 2000 from $679,000 in 1999. This increase was due to higher average investment balances due to aggregate net proceeds of $98.0 million received in connection with our October 2000 initial public offering of common stock and the issuance of Series C convertible preferred stock in March 2000, combined with higher yields earned on investment balances.

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

Provision for Income Taxes

We incurred net operating losses in the years ended December 31, 2001, 2000 and 1999 and consequently did not pay federal, state or foreign income taxes. As of December 31, 2001, we had federal net operating loss carryforwards of approximately $30.0 million. We also had federal research and development tax credit carryforwards of approximately $1.1 million. If not utilized, the net operating losses and credit carryforwards will expire at various dates beginning in 2011 through 2021. Use of the net operating losses and credits may be subject to a substantial annual limitation due to the change in the ownership provisions of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. See Note 11 of our financial statements.

Liquidity and Capital Resources

We have financed our operations from inception primarily through sales of convertible preferred stock and common stock, totaling $119.6 million in net proceeds, contract payments under our collaboration agreements, equipment financing arrangements and government grants. As of December 31, 2001, we had $90.3 million in cash and investments, compared to $102.7 million as of December 31, 2000. Our funds are currently invested in U.S. Treasury and government agency obligations, investment-grade asset-backed securities and corporate obligations.

Our operating activities used cash of $12.7 million in 2001, compared to $5.1 million in 2000. Our net loss of $21.9 million in 2001 was partially offset by non-cash expenses of $7.0 million related to stock-based compensation and depreciation and amortization expenses. Our net loss of $15.1 million in 2000 was partially offset by non-cash charges of $8.8 million related to stock-based compensation and depreciation and amortization expenses. Cash used in 1999 operating activities was primarily to fund our net operating loss. Non-cash charges of $1.8 million related to stock-based compensation and depreciation expenses were nearly offset by working capital changes of $1.3 million.

Our investing activities, excluding changes in our investments, for the year ended December 31, 2001, used cash of $1.7 million, compared to $1.5 million in 2000, reflecting facility improvements and capital expenditures as we continued to enhance our laboratory capabilities. Investing activities in 1999, excluding changes in our investments, used cash of $1.8 million to fund capital purchases and leasehold improvements.

Cash provided by financing activities was $723,000 for the year ended December 31, 2001, compared to $98.9 million in 2000. Financing activities in 2001 included $1.1 million of equipment financing, which was offset by normal payments on new and existing debt. Financing activities in 2000 included $73.4 million in net proceeds raised from our October 2000 initial public offering of common stock and $24.6 million in net proceeds from the issuance of our Series C convertible preferred stock in March 2000.

In July 2001, we secured a $2.5 million equipment line of credit for facility improvements and capital purchases. As of December 31, 2001, we had drawn down $1.1 million and allowed approximately $1.4 million to expire.

We believe our existing cash and investments and anticipated cash flow from existing collaborations will be sufficient to support our current operating plan through 2003. Our future capital uses and requirements depend on numerous forward-looking factors. These factors include, but are not limited to, the following:

•	our ability to establish and the scope of and revenues received under any new collaborations;

•	the progress and number of research programs carried out by us;

•	the progress and success of preclinical testing and clinical trials of our drug candidates;

•	our ability to maintain our existing collaboration with Johnson & Johnson Pharmaceutical Research and Development, LLC;

•	the costs and timing of obtaining, enforcing and defending our patent and intellectual rights;

•	the cost and timing of our facilities expansion;

•	the costs and timing of regulatory approvals; and

•	expenses associated with unforeseen litigation.

In addition, we review from time to time potential opportunities to expand our technologies or add to our portfolio of drug candidates. In the future, we may need further capital in order to acquire or invest in technologies, products or businesses.

We expect that additional financing will be required in the future to fund operations. We expect to finance future cash needs through the sale of equity securities, strategic collaborations, government grant awards and debt financing. We cannot assure you that additional financing or collaboration and licensing arrangements will be available when needed or that, if available, will be on terms favorable to us or our stockholders. Insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs, to lose rights under existing licenses or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose or may adversely affect our ability to operate as a going concern. If additional funds are obtained by issuing equity securities, substantial dilution to existing stockholders may result. In addition, see also “ Item 1 Business—Risk Factors That May Affect Results of Operations and Financial Conditions.”

Over the next five years, our obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments are as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)
Capital lease and equipment financing obligations	$3,333	$1,644	$1,689	$—	$—
Operating leases	1,826	1,144	682	—	—

Total contractual cash obligations	$5,159	$2,788	$2,371	$—	$—

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and investment-grade corporate obligations.

At December 31, 2001, we had approximately $3.0 million invested in short-term commercial paper of Southern California Edison, or So Cal Ed, a utility company. At the time of purchase, the security was a high investment-grade security, but was subsequently downgraded due to the financial uncertainty that resulted from the California energy crisis. The security matured on April 18, 2001, and So Cal Ed defaulted on payment. The amortized cost of the security was $3.0 million, and the security was valued at approximately 67% of cost at June 30, 2001. Accordingly, we recorded a $990,000 loss on the related write-down in the carrying value of the investment. Subsequent to the maturity date, So Cal Ed has made interest payments on a monthly basis at the stated interest rate of 6.64%. As of December 31, 2001, the security remained outstanding and was valued at approximately 94% of amortized cost. The unrealized gain of $810,000 is included in accumulated other comprehensive income (loss). In March 2002, the security was fully repaid. Thus, we will record a realized gain of $990,000 in 2002.

The table below presents the principal amounts of our investments and equipment loans by expected maturity and related weighted-average interest rates at December 31, 2001:

	2002	2003	2004	2005	Total	Fair Value
	(in thousands)
Debt securities:
U.S. agency notes	$28,056	$6,589	$—	$—	$34,645	$34,752
Corporate bonds	29,546	6,146	—	—	35,692	36,800
Average interest rate	4.02%	4.07%	—	—	4.03%	—

Asset-backed securities	—	—	—	—	229	230
Average interest rate	—	—	—	—	6.58%	—

Equipment financing	1,634	1,237	422	30	3,323	3,323
Average interest rate	11.39%	11.57%	9.60%	9.02%	11.21%	—

Item 8.    Financial Statements and Supplementary Data

The report of Independent Auditors, Financial Statements and Notes to Financial Statements begin on page F-1 immediately following the signature page and are incorporated here by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Certain information concerning our directors and executive officers is contained in “Item 1. Business—Employees” in this annual report on Form 10-K. Additional information concerning our directors and executive officers is contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than April 29, 2002 (the “Proxy Statement”) under the caption “Proposal 1—Election of Directors” and is incorporated by reference herein. Information concerning compliance with Section 16(a) of the Exchange Act of 1934 is contained in our Proxy Statement under the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934” and is incorporated by reference herein.

Item 11.    Executive Compensation

Information concerning executive compensation is contained in our Proxy Statement under the caption “Executive Compensation” and is incorporated by reference herein.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

Information concerning the security ownership of certain beneficial owners and management is contained in our Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated by reference herein.

Item 13.    Certain Relationships and Related Transactions

Information concerning certain relationships is contained in our Proxy Statement under the caption “Certain Relationships and Related Transactions” and is incorporated by reference herein.

PART IV

Item 14.    Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K

(a)  The following documents are filed or incorporated by reference as part of this Annual Report:

(1)  Financial Statements:

Report of Ernst & Young LLP, Independent Auditors
Balance Sheets—December 31, 2001 and 2000
Statements of Operations—Years Ended December 31, 2001, 2000 and 1999
Statement of Changes in Stockholders’ Equity—Years Ended December 31, 2001, 2000 and 1999
Statements of Cash Flows—Years Ended December 31, 2001, 2000 and 1999
Notes to Financial Statements

(2)  Financial Statement Schedules:

None

(3)  Exhibits:

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Registrant.(1)

3.2	Bylaws of Registrant.(2)

4.1	Form of Registrant’s Common Stock Certificate.(2)

4.2	Third Amended and Restated Registration Rights Agreement, dated March 30, 2000 between Registrant and certain stockholders.(2)

9.1	Third Amended and Restated Voting Agreement between the Registrant and certain stockholders, dated March 30, 2000.(2)

10.1	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.(2)

10.2	1996 Stock Option Plan, as amended.(2)*

10.3	2000 Employee Stock Purchase Plan and related agreements.(2)*

10.4	2000 Non-Employee Director Stock Option Plan and related agreements.(2)*

10.5	Amended and Restated Consulting Agreement between Registrant and Chaitan Khosla, Ph.D., dated December 7, 1998.(2)*

10.6	Consulting Agreement between Registrant and Christopher Walsh, Ph.D., dated December 14, 1995.(2)*

10.7	Research and License Agreement between Registrant and The Sloan-Kettering Institute for Cancer Research, dated August 25, 2000.(2)†

10.8	License Agreement between the Registrant and The Board of Trustees of The Leland Stanford Junior University, dated March 11, 1996.(2)†

10.9
Amendment No. 1 to License Agreement with the Board of Trustees of The Leland Stanford Junior University, dated March 1996; Letter to Mona Wan to confirm the agreement between Registrant and the Board of Trustees of The Leland Stanford Junior University, dated September 21, 1998; and Amendment No. 3 to License Agreement, dated March 10, 2000.(2)†

10.10	License Agreement between Registrant and President and Fellows of Harvard College, dated December 2, 1998.(2)†

Exhibit No.	Description

10.11	Research and License Agreement between Registrant and Ortho-McNeil Pharmaceutical Corporation, and The R.W. Johnson Pharmaceutical Research Institute, dated September 28, 1998. (2)†

10.12
Amendment No. 1 to the Research and License Agreement between the Registrant and Ortho-McNeil Pharmaceutical Corporation and The R.W. Johnson Pharmaceutical Research Institute, dated March 17, 2000.(2)†

10.13	Sublease Agreement between Registrant and Lynx Therapeutics, Inc., dated January 6, 1999.(2)

10.14	Consent to Sublease Agreement between Spieker Properties L.P. and Lynx Therapeutics, Inc., dated September 17, 1999.(2)

10.15	Master Equipment Lease between Registrant and Phoenix Leasing Incorporated, dated September 3, 1996.(2)

10.16	Master Loan and Security Agreement between Registrant and Finova Technology Finance, Inc., dated August 25, 1998.(2)

10.17	Commitment Letter between Registrant and Finova Technology Finance, Inc., dated August 24, 1998.(2)

10.18	Commitment Letter between Registrant and Finova Capital Corporation, dated January 6, 2000.(2)

10.19	Restated Promissory Note from Stockholder by and between Registrant and Daniel V. Santi, M.D., Ph.D., dated December 23, 1998.(2)*

10.20	Promissory Note from Stockholder by and between Registrant and Chaitan Khosla, Ph.D., dated September 22, 1999.(2)*

10.21	Promissory Note from Stockholder by and between Registrant and Michael S. Ostrach, dated February 21, 2000.(2)*

10.22	Promissory Note from Stockholder by and between Registrant and Susan M. Kanaya, dated February 21, 2000.(2)*

10.23	Promissory Note from Stockholder by and between Registrant and Kevin Kaster, dated February 21, 2000.(2)*

10.24	Employment Agreement between Registrant and Daniel V. Santi, M.D., Ph.D., dated November 1, 1998.(2)*

10.25	Employment Agreement between Registrant and Kevin Kaster, dated July 20, 1998.(2)*

10.26	Employment Agreement between Registrant and Susan M. Kanaya, dated October 11, 1999.(2)*

10.27	Employment Agreement between Registrant and Brian W. Metcalf, Ph.D., dated March 15, 2000.(2)*

10.28	Form of Series C Stock Purchase Agreement between the Registrant and certain investors, dated March 30, 2000.(2)

10.30	Promissory Note from Stockholder by and between Registrant and Susan M. Kanaya, dated April 25, 2000.(2)*

10.31	Loan Agreement and Promissory Note from Stockholder by and between Registrant and Susan M. Kanaya, dated March 3, 2000 and March 31, 2000, respectively.(2)*

10.32	Loan Agreement and Promissory Note from Stockholder by and between Registrant and Brian Metcalf, Ph.D., dated May 30, 2000.(2)*

10.33	Amendment No. 2 to the Research and License Agreement between Registrant and The R.W. Johnson Pharmaceutical Research Institute and Ortho-McNeil Pharmaceutical, Inc., dated August 31, 2000.(2)†

Exhibit No.	Description

10.34	Employment Agreement between Registrant and Robert G. Johnson, Jr., dated September 5, 2000.(2)*

10.36	Amendment No.3 to Research and License Agreement between Registrant and The R.W. Johnson Pharmaceutical Research Institute and Ortho-McNeil Pharmaceutical, Inc., dated September 28, 2001.(3)†

10.37	Master Loan and Security Agreement No. 84325 and associated Prepayment Agreement, by and between the Registrant and Wells Fargo Equipment Finance, Inc., dated July 9, 2001.(3)

10.38	Rights Agreement, dated as of October 5, 2001, between the Registrant and Mellon Investor Services, LLC.(4)

10.39	Separation Agreement between Registrant and Brian Metcalf, Ph.D, dated January 28, 2002.*

10.40	Amendment to Restated Promissory Note from Stockholder by and between Registrant and Daniel V. Santi, M.D., Ph.D., dated December 23, 2001.*

23.2	Consent of Ernst & Young LLP, Independent Auditors.

(1)	Incorporated by reference to an exhibit of our 10-Q for the period ended June 30, 2001.
(2)	Incorporated by reference to an exhibit of our Registration Statement on Form S-1, Registration No. 333-33732.
(3)	Incorporated by reference to an exhibit of our 10-Q for the period ended September 30, 2001.
(4)	Incorporated by reference to an exhibit of our Current Report on Form 8-K filed on October 15, 2001.
†	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
*	Represents a director or management compensation plan.

(b)  Reports on Form 8-K.

On October 15, 2001, we filed a Current Report on Form 8-K, reporting under Item 4 the adoption of a stockholder rights agreement. The description and terms of the Rights are set forth in the Rights Agreement, dated as of October 5, 2001, entered into between the Company and Mellon Investor Services LLC, as rights agent.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KO	SAN BIOSCIENCES INCORPORATED

Date: March 28, 2002	/s/ DANIEL V. SANTI, M.D., PH.D
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

Signature	Title	Date

/s/ DANIEL V. SANTI, M.D., PH.D. Daniel V. Santi, M.D., Ph.D.	Chairman and Chief Executive Officer	March 28, 2002

/s/ SUSAN M. KANAYA Susan M. Kanaya	Senior Vice President, Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 28, 2002

/s/ BRUCE CHABNER, M.D. Bruce Chabner, M.D.	Director	March 28, 2002

/s/ PETER DAVIS, PH.D. Peter Davis, Ph.D.	Director	March 28, 2002

/s/ JEAN DELEAGE, PH.D. Jean Deleage, Ph.D.	Director	March 28, 2002

/s/ CHAITAN KHOSLA, PH.D. Chaitan Khosla, Ph.D.	Director	March 28, 2002

/s/ CHRISTOPHER WALSH, PH.D. Christopher Walsh, Ph.D.	Director	March 28, 2002

KOSAN BIOSCIENCES INCORPORATED

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Kosan Biosciences Incorporated

We have audited the accompanying balance sheets of Kosan Biosciences Incorporated as of December 31, 2001 and 2000, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kosan Biosciences Incorporated at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

/s/	Ernst & Young LLP

Palo Alto, California
February 8, 2002

KOSAN BIOSCIENCES INCORPORATED

BALANCE SHEETS

	December 31,
	2001	2000
Assets	(in thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$18,561	$36,425
Short-term investments	58,880	49,313
Prepaid expenses and other current assets	617	536

Total current assets	78,058	86,274
Property and equipment, net	3,567	3,133
Long-term investments	12,902	17,003
Notes receivable from related parties	1,041	917
Other assets	244	244

Total assets	$95,812	$107,571

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,439	$980
Accrued liabilities	1,828	1,597
Deferred revenue	999	619
Current portion of capital lease obligation & equipment loans	1,387	1,035

Total current liabilities	5,653	4,231
Capital lease obligation & equipment loans, less current portion	1,568	1,975
Commitments

Stockholders’ equity:
Convertible preferred stock, $0.001 par value, 10,000,000 shares authorized, 1,000,000 shares designated as Series A junior preferred stock, no shares issued and outstanding at December 31, 2001 and 2000	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 25,226,513 and 25,146,653 shares issued and outstanding at December 31, 2001 and 2000, respectively	25	25
Additional paid-in capital	141,863	141,590
Notes receivable from stockholders	(1,541)	(2,079)
Deferred stock-based compensation	(4,430)	(11,122)
Accumulated other comprehensive income/(loss)	1,216	(380)
Accumulated deficit	(48,542)	(26,669)

Total stockholders’ equity	88,591	101,365

Total liabilities and stockholders’ equity	$95,812	$107,571

See accompanying notes.

KOSAN BIOSCIENCES INCORPORATED

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2001	2000	1999
	(in thousands, except per share data)
Revenues:
Contract revenue	$3,522	$3,784	$5,206
Grant revenue	1,654	446	140

Total revenues	5,176	4,230	5,346
Operating expenses:
Research and development (including charges for stock-based compensation of $5,452, $6,507 and $964, respectively)	25,533	17,579	8,587
General and administrative (including charges for stock-based compensation of $1,273, $1,703 and $181, respectively)	5,202	4,171	1,813

Total operating expenses	30,735	21,750	10,400

Loss from operations	(25,559)	(17,520)	(5,054)
Interest income	5,025	2,803	679
Interest expense	(349)	(359)	(196)
Loss on write-down of investment	(990)	—	—
Other income	—	—	170

Net loss	(21,873)	(15,076)	(4,401)
Deemed dividend upon issuance of Series C convertible preferred stock	—	(11,267)	—

Net loss attributable to common stockholders	$(21,873)	$(26,343)	$(4,401)

Basic and diluted net loss per common share	$(0.91)	$(2.81)	$(0.98)

Shares used in computing basic and diluted net loss per common share	24,164	9,387	4,509

See accompanying notes.

KOSAN BIOSCIENCES INCORPORATED

STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except shares)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Notes Receivable From Stockholders	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Gain/(Loss)	Total Accumulated Deficit	Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 1998	3,269,377	$3	5,187,951	$5	$21,227	$(275)	$—	$(9)	$(7,192)	$13,759
Issuance of common stock upon exercise of options for cash and promissory notes	—	—	292,593	—	99	(74)	—	—	—	25
Deferred stock-based compensation	—	—	—	—	2,912	—	(2,912)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	535	—	—	535
Other stock-based compensation	—	—	—	—	610	—	—	—	—	610
Comprehensive Income (loss):
Net loss	—	—	—	—	—	—	—	—	(4,401)	(4,401)
Unrealized loss on available-for-sale securities, net	—	—	—	—	—	—	—	(57)	—	(57)

Comprehensive loss	—	—	—	—	—	—	—	—	—	(4,458)

Balances at December 31, 1999	3,269,377	3	5,480,544	5	24,848	(349)	(2,377)	(66)	(11,593)	10,471
Issuance of Series C convertible preferred stock, net of issuance costs of $300	804,196	1	—	—	24,629	—	—	—	—	24,630
Issuance of shares of common stock in the initial public offering, net of offering costs of $7,135	—	—	5,750,000	6	73,359	—	—	—	—	73,365
Conversion of convertible preferred stock into common stock, in connection with the initial public offering	(4,073,573)	(4)	12,220,719	12	(8)	—	—	—	—	—
Issuance of common stock upon exercise of options for cash and promissory notes	—	—	1,695,390	2	1,807	(1,734)	—	—	—	75
Repayment of stockholder notes	—	—	—	—	—	4	—	—	—	4
Beneficial conversion feature associated with the issuance of Series C convertible preferred stock	—	—	—	—	11.267	—	—	—	—	11,267
Deemed dividend to preferred stockholders	—	—	—	—	(11,267)	—	—	—	—	(11,267)
Deferred stock-based compensation	—	—	—	—	15,602	—	(15,602)		—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	6,857	—	—	6,857
Other stock-based compensation	—	—	—	—	1,353	—	—	—	—	1,353
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	—	(15,076)	(15,076)
Unrealized loss on available-for-sale securities, net	—	—	—	—	—	—	—	(314)	—	(314)

Comprehensive loss	—	—	—	—	—	—	—	—	—	(15,390)

Balances at December 31, 2000	—	—	25,146,653	25	141,590	(2,079)	(11,122)	(380)	(26,669)	101,365
Issuance of common stock upon exercise of options for cash and promissory notes, net of repurchases	—	—	33,130	—	60	80	—	—	—	140
Issuance of common stock under employee stock purchase plan	—	—	63,074	—	315	—	—	—	—	315
Repayment of stockholder notes, net of repurchases of unvested shares			(16,344)	—	(135)	458	—	—	—	323
Deferred stock-based compensation, net of canceled unvested shares	—	—	—	—	(648)	—	648	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	6,044	—	—	6,044
Other stock-based compensation	—	—	—	—	681	—	—	—	—	681
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	—	(21,873)	(21,873)
Unrealized gain on available-for-sale securities, net	—	—	—	—	—	—	—	1,596	—	1,596

Comprehensive loss	—	—	—	—	—	—	—	—	—	(20,277)

Balances at December 31, 2001	—	$—	25,226,513	$25	$141,863	$(1,541)	$(4,430)	$1,216	$(48,542)	$88,591

See accompanying notes.

KOSAN BIOSCIENCES INCORPORATED

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2001	2000	1999
	(in thousands)
OPERATING ACTIVITIES
Net loss	$(21,873)	$(15,076)	$(4,401)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,291	932	636
Amortization of investment premiums and discounts, net	(979)	(325)	18
Amortization of stock-based compensation	6,044	6,857	535
Other stock-based compensation	681	1,353	610
Issuance of convertible preferred stock for license fees	—	30	—
Loss on the sale or write-down of investments	990	—	41
Loss on disposal of property and equipment	—	—	10
Changes in assets and liabilities:
Prepaid expenses and other current assets	(81)	287	(446)
Other assets and notes receivable from related parties	(124)	(878)	(267)
Accounts payable and accrued liabilities	690	1,465	681
Deferred revenue	380	210	(1,310)

Net cash used in operating activities	(12,981)	(5,145)	(3,893)

INVESTING ACTIVITIES
Acquisition of property and equipment	(1,725)	(1,478)	(1,826)
Purchase of investments	(100,676)	(62,314)	(11,929)
Proceeds from maturity of investments	96,795	5,441	14,733

Net cash (used in) provided by investing activities	(5,606)	(58,351)	978

FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of repurchases and issuance costs	455	73,440	25
Proceeds from repayment of notes receivable from stockholders, net of repurchases of unvested shares	323	4	—
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	24,600	—
Proceeds from equipment loans	1,092	1,754	1,336
Principal payments under capital lease obligations and equipment loans	(1,147)	(909)	(463)

Net cash provided by financing activities	723	98,889	898

Net (decrease) increase in cash and cash equivalents	(17,864)	35,393	(2,017)
Cash and cash equivalents at beginning of period	36,425	1,032	3,049

Cash and cash equivalents at end of period	$18,561	$36,425	$1,032

SUPPLEMENTAL DISCLOSURES
Interest expense paid in cash	$349	$359	$196

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock under notes receivable	$33	$1,734	$74

Unrealized gain/(loss) on available-for-sale securities, net	606	(314)	(57)

Deferred stock-based compensation	(648)	15,602	2,912

See accompanying notes.

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

The Company has funded its operations primarily through sales of common stock and convertible preferred stock, contract payments under its collaboration agreements, equipment financing arrangements and government grants. Prior to achieving profitable operations, the Company intends to fund operations through the additional sale of equity securities, strategic collaborations, government grant awards and debt financing.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

Cash Equivalents and Investments

The Company considers all highly liquid investments with a maturity from date of purchase of three months or less to be cash equivalents. The Company limits its concentration of risk by diversifying its investments among a variety of issuers. All investment securities are classified as available-for-sale and are recorded at fair value based on quoted market prices, with unrealized gains and losses excluded from earnings and reported in other comprehensive income/(loss). Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Realized gains and losses and declines in the fair value that are deemed to be other than temporary are reflected in earnings. The cost of securities sold is based on the specific identification method.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Property and equipment are depreciated on a straight-line basis over the estimated useful lives of three to five years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the lease term.

Revenue Recognition

The Company recognizes license and other up-front fees received pursuant to research collaboration agreements over the estimated research term of the respective agreement. Payments related to substantive performance milestones that are at risk at the initiation of an agreement are recognized upon successful completion of a performance milestone event. Contract revenues related to collaborative research and development efforts are recognized as revenue on a ratable basis as the related services are performed. Such payments are generally made based on the number of fulltime equivalent researchers assigned to the collaboration project. Revenues related to government grants are recognized as related research expenses are incurred. Any amounts received in advance of performance are recorded as deferred revenue until earned.

KOSAN BIOSCIENCES INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

Research and Development

Research and development expenses consist of costs incurred for Company-sponsored and collaborative research and development activities. These costs consist primarily of salaries and other personnel-related expenses, stock-based compensation, facility related expenses and depreciation of facilities and equipment and lab consumables related to specific projects as well as fees paid to outside service providers which conduct certain research and development activities on behalf of the Company. Research and development expenses under government grants and collaborative agreements approximated revenue recognized, excluding milestone payments received under such arrangements.

Net Loss Per Share

Basic and diluted net loss per common share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net loss is not presented separately as the Company is in a net loss position and including potentially dilutive securities in the loss per share computation would be antidilutive. Pro forma net loss per common share has been computed to give effect to the automatic conversion of preferred stock into common stock immediately prior to the completion of the Company’s initial public offering (using the if-converted method) from the original date of issuance.

The following table presents the calculation of basic, diluted and pro forma basic and diluted net loss per share (in thousands, except per share data):

	Year Ended December 31,
	2001	2000	1999
Net loss attributable to common stockholders	$(21,873)	$(26,343)	$(4,401)

Weighted-average shares of common stock outstanding	25,199	10,697	5,273
Less: weighted-average shares subject to repurchase	(1,035)	(1,310)	(764)

Weighted-average shares used in computing basic and diluted net loss per common share	24,164	9,387	4,509

Basic and diluted net loss per common share	$(0.91)	$(2.81)	$(0.98)

Pro forma:
Shares used above		9,387	4,509
Pro forma adjustment to reflect weighted effect of conversion of convertible preferred stock (unaudited)		8,872	9,809

Shares used in computing pro forma basic and diluted net loss per common share (unaudited)		18,259	14,318

Pro forma basic and diluted net loss per common share (unaudited)		$(1.44)	$(0.31)

The Company has excluded all convertible preferred stock, outstanding stock options and shares subject to repurchase from the calculation of diluted net loss per common share because all such securities are antidilutive for all applicable periods presented. The total number of outstanding stock options excluded from the calculations of diluted net loss per share, prior to application of the treasury stock method was 2,355,874, 1,080,141 and 1,367,700 for the years ended December 31, 2001, 2000 and 1999, respectively. Such securities,

KOSAN BIOSCIENCES INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

had they been dilutive, would have been included in the computations of diluted net loss per share. See Note 9 for further information on these securities.

Stock-Based Compensation

The Company accounts for common stock options granted to employees using the intrinsic value method and, thus, recognize compensation expense for options granted with exercise prices less than the fair value of the Company’s common stock on the date of the grant. Deferred stock compensation calculated for options granted with exercise prices less than the deemed fair value is amortized over the vesting period of the individual options, generally four years, using the graded vesting method.

Stock compensation expense for options granted to non-employees has been determined in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and EITF 96-18 as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. The measurement of stock-based compensation to non-employees is subject to periodic adjustment as the underlying securities vest. As such, changes to these measurements could be substantial should we experience significant changes in our stock price.

Comprehensive Income/(Loss)

Comprehensive income is comprised of net income and other comprehensive income, which includes certain changes in equity that are excluded from net income. The Company includes unrealized holding gains and losses on available-for-sale securities in accumulated other comprehensive income/(loss).

Income Taxes

Since inception, the Company has recognized income taxes under the liability method. Deferred income taxes are recognized for differences between the financial statement and tax basis of assets and liabilities at enacted statutory rates in effect for years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Segment Reporting

The Company has determined that it operates in only one segment. Accordingly, no segment disclosures have been included in the accompanying notes to the financial statements.

Reclassifications

Certain reclassifications of prior years’ balances have been made to conform to the current year presentation. These reclassifications had no effect on prior years’ net loss or stockholders’ equity.

Recent Accounting Pronouncement

In August 2001, the Financial Accounting Standards Board, or FASB, issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 supercedes SFAS 121, “Accounting for the

KOSAN BIOSCIENCES INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. SFAS 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS 144 retains the provisions of APB No. 30 for presentation of discontinued operations in the income statement, but broadens the presentation to include a component of an entity. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and the interim periods within. The Company does not believe that the adoption of SFAS 144 on January 1, 2002 will have a material impact on the Company’s financial position or results of operations.

2.    COLLABORATION RESEARCH AND DEVELOPMENT AND LICENSE AGREEMENTS

Johnson & Johnson Pharmaceutical Research and Development, LLC

In September 1998, the Company signed a collaborative agreement with The R.W. Johnson Pharmaceutical Research Institute, LLC and Ortho-McNeil Pharmaceutical, Inc., both Johnson & Johnson companies. Effective January 1, 2002, the rights and obligations under the agreement were assigned to Johnson & Johnson Pharmaceutical Research and Development, LLC (“J&J”), a subsidiary of Ortho-McNeil Pharmaceutical, Inc. Under the terms of the agreement, the Company will use its technologies to produce novel macrolide antibiotics on a “reasonable efforts” basis.

J&J has received exclusive worldwide rights to the products developed in the field of use as defined in the agreement. The development, marketing and sale of drugs resulting from the collaboration will be undertaken by J&J, and should the development efforts result in a marketable product, the Company will receive royalty payments based on product sales. Upon the execution of the collaborative agreement, the Company received an initial up-front fee of $1.0 million, which was deferred and recognized on a ratable basis over the research term of the agreement. In September 2001, the Company amended the collaboration research and development agreement. Under the terms of the amended agreement, subject to early termination provisions, the research program and funding have been extended until at least December 28, 2002.

For the years ended December 31, 2001, 2000 and 1999, the Company recognized $3.2 million, $3.8 million and $5.0 million, respectively, of contract revenue pursuant to this agreement, which represents 90%, 100% and 96% of the contract revenues for fiscal year 2001, 2000 and 1999, respectively. Such amounts, excluding initial and milestone payments, approximated research and development expenses under the collaboration. Included in such amounts is the ratable portion of a $1.0 million up-front fee received upon signing the agreement with J&J, which was recognized over the initial two-year research term of the agreement. Milestone payments earned under the RWJPRI agreement of $250,000 and $1.2 million were included in the years ended December 31, 2001 and 1999, respectively. There were no milestone payments earned for the year ended December 31, 2000.

License Agreements

The Company has collaborative and license agreements with several academic and medical institutions. The Company made total payments under these agreements for the years ended December 31, 2001, 2000 and 1999 of approximately $721,000, $373,000 and $42,500, respectively.

KOSAN BIOSCIENCES INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

3.    INVESTMENTS

The amortized cost and fair value of securities, with gross unrealized gains and losses, at December 31, were as follows (in thousands):

	2001				2000
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities:
US treasury	$—	$—	$—	$—	$1,300	$—	$(1)	$1,299
US agency notes	34,645	107	—	34,752	8,491	12	—	8,503
Corporate bonds	35,692	1,120	(12)	36,800	52,582	185	(576)	52,191
Asset-backed securities	229	1	—	230	4,323	2	(2)	4,323

	$70,566	$1,228	$(12)	$71,782	$66,696	$199	$(579)	$66,316

The fair value of available-for-sale securities by contractual maturity at December 31, were as follows (in thousands):

2001
Within 1 year	$58,650
Greater than 1 year less than 5 years	12,902
Asset-backed securities	230

$71,782

The Company determined that an other-than-temporary decline in fair value of its investment in short-term commercial paper of Southern California Edison, or So Cal Ed, a utility company, had occurred at June 30, 2001. At the time of purchase, the security was a high investment-grade security, but was subsequently downgraded due to the financial uncertainty that resulted from the California energy crisis. The security matured on April 18, 2001, and So Cal Ed defaulted on payment. The amortized cost of the security was $3.0 million, and the security was valued at approximately 67% of cost at June 30, 2001. Accordingly, the Company recorded a $990,000 loss on the related write-down in the carrying value of the investment. As of December 31, 2001, the security remained outstanding and was valued at approximately 94% of amortized cost. The unrealized gain of $810,000 was included in accumulated other comprehensive income/(loss). In March 2002, the security was fully repaid. Thus, the Company will record a realized gain of $990,000 in 2002.

4.    PROPERTY AND EQUIPMENT

Property and equipment at December 31, consisted of the following (in thousands):

	2001	2000
Computer equipment and software	$898	$490
Office furniture	292	254
Lab equipment	4,443	3,374
Leasehold improvements	1,127	940

	6,760	5,058
Less accumulated depreciation and amortization	(3,193)	(1,925)

	$3,567	$3,133

KOSAN BIOSCIENCES INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

4.    PROPERTY AND EQUIPMENT—(Continued)

Depreciation expense was $1.3 million and $932,000 for the years ended December 31, 2001 and 2000, respectively. Property and equipment financed under capital leases amounted to $562,000 at December 31, 2001 and 2000. Accumulated amortization related to this property and equipment amounted to $556,000 and $493,000 at December 31, 2001 and 2000, respectively.

5.    CAPITAL LEASE AND EQUIPMENT FINANCING

The Company leases certain equipment and facility improvements under a non-cancelable capital lease and debt obligations. As of December 31, 2001, future minimum lease and loan payments under these obligations were as follows (in thousands):

Year ended December 31,
2002	$1,644
2003	1,237
2004	422
2005	30

Total minimum lease payments	3,333
Less amount representing interest	(378)

Present value of net minimum payments	2,955
Less current portion	(1,387)

Long-term portion	$1,568

In July 2001, the Company entered into a $2.5 million equipment line of credit agreement. Each draw has an interest rate that is fixed at the time of draw down. As of December 31, 2001, the Company utilized approximately $1.1 million of the line of credit and allowed approximately $1.4 million to expire.

The terms of the lease and loan obligations range from 42 to 49 months. Some of the equipment loans have a balloon payment at the end of the term. The interest rates of the lease and loans are fixed at the time of the draw down, with interest rates ranging from 9.02% to 16.96%. Obligations under the lease and loans are secured by the assets financed under the lease and loans.

6.    FACILITY LEASES

In March 1999, the Company moved its facilities from Burlingame, California to Hayward, California. The Company leases its facilities under a non-cancelable operating lease with no renewal options, which commenced in February 1999 and expires in 2003. Minimum annual rental commitments under the operating lease at December 31, 2001 are as follows (in thousands):

Year ended December 31,
2002	$1,144
2003	682

Total minimum payments	$1,826

In September 1999, the Company terminated its Burlingame facility lease agreement and at the same time, the rights to the Company’s sublease agreement under this facility lease was bought out by the former landlord.

KOSAN BIOSCIENCES INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

6.    FACILITY LEASES—(Continued)

In connection with this buy-out, the Company received a $170,000 termination fee, which was recorded as other income.

Rent expense for operating leases was approximately $1.1 million, $1.3 million and $1.2 million for the years ended December 31, 2001, 2000 and 1999, respectively. Sub-lease income was approximately $159,000 for the year ended December 31, 1999. There was no sublease income for fiscal 2001 and 2000.

7.    ACCRUED LIABILITIES

Accrued liabilities at December 31, consisted of the following (in thousands):

	2001	2000
Facilities-related	$349	$415
Compensation-related	827	451
Professional services	289	250
Other	363	481

	$1,828	$1,597

8.    RELATED PARTY TRANSACTIONS

For the years ended December 31, 2001 and 2000, the Company had outstanding promissory notes issued to officers and employees of $1.5 million and $2.1 million, respectively. These promissory notes were issued for the exercise of stock options. These notes bear interest rates ranging from 4.88% to 6.69% per annum, with principal and interest due from September 2002 through April 2004. All of these are full recourse notes, secured in part by a pledge of the Company’s common stock owned, and are classified in stockholders’ equity.

For the years ended December 31, 2001 and 2000, the Company had outstanding full recourse employee loans of $1.0 million and $917,000, respectively. These loans bear interest at rates ranging from 4.47% to 6.62% and are due from October 2002 through March 2006. The loans are secured by deeds of trust to residential property and are classified on the balance sheet as notes receivable from related parties. Two of the notes to officers totaling $203,000 will be forgiven upon the third and by the fourth anniversary dates of the officers’ employment. In January 2002, the Company issued a $50,000 note to a director. The note is due January 2003, bears an interest rate of 5.19% and is secured by a pledge of the Company’s common stock owned. In connection with an employee agreement, the Company also canceled an employee loan of $400,000 due to termination and issued a new loan of $434,000. The new note is due December 2006, bears an interest rate of 5.75% and is secured by a deed of trust to residential property. In March 2002, the outstanding principal and interest was fully repaid.

The Company entered into a 14-month evaluation agreement with Savia Corporation and DNA Plant Technologies (“DNAP”) effective March 1, 1998. The evaluation program was for the development of intellectual property and technology for use in the field. The Company received revenue of approximately $90,000 upon signing the agreement for work performed to that date. This agreement was subsequently terminated effective December 31, 1999. Under the terms of the termination agreement, the Company received approximately $160,000 for development services performed through December 31, 1999, which is included in revenue and other receivables in 1999. A board member of the company that controls DNAP is also a board member of the Company.

KOSAN BIOSCIENCES INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

9.    STOCKHOLDERS’ EQUITY

Common Stock Split and Shares Authorized

In September 2000, the Company split its common stock 3-for-1 and increased the authorized shares of common stock to 36,000,000 shares. In October 2000, in conjunction with the closing of the Company’s initial public offering of common stock, the Company increased the authorized shares of common stock to 200,000,000. All common stock and options to purchase common stock and per share amounts in the accompanying financial statements have been adjusted retroactively to reflect the stock split. The conversion ratios of the respective series of convertible preferred stock were automatically adjusted to reflect the stock split. In February 2001, the board of directors adopted, subject to stockholder approval (which was received in June 2001), a change in the authorized shares of common stock to 100,000,000.

Initial Public Offering

In October 2000, the Company completed its initial public offering of 5,750,000 shares of common stock, inclusive of the underwriters’ over-allotment option, at a price of $14.00 per share. The Company received approximately $73.4 million in net proceeds after underwriting discounts and other offering costs. Upon closing of the initial public offering, the 4,073,573 shares of convertible preferred stock outstanding were automatically converted into 12,220,719 shares of common stock.

Preferred Stock

On March 30, 2000, the Company completed a private placement for the sale of 804,196 shares of Series C convertible preferred stock, resulting in gross proceeds of $24.9 million. The Series C convertible preferred stock had a beneficial conversion feature that was reflected as a deemed dividend of $11.3 million in the statement of operations for the year ended December 31, 2000.

Common Stock and Common Stock Subject to Repurchase

Under the terms of the 1996 Stock Option Plan, or 1996 Plan, options granted before the Company’s initial public offering of common stock are exercisable when granted, and if exercised prior to vesting, such shares are subject to repurchase upon termination of employment or consulting services at a price per share equal to the original exercise price. Repurchase rights lapse over the vesting periods, which are generally four years. At December 31, 2001 and 2000, 689,483 shares and 1,410,559 shares, respectively, were subject to repurchase. Stock options granted after the Company’s initial public offering of common stock are exercisable only for the portion of the stock options that have vested.

1996 Stock Option Plan

In 1996, the board of directors adopted the 1996 Plan that provides for the granting of incentive stock options and nonstatutory stock options to employees, officers, directors and consultants of the Company. The maximum number of aggregate shares that may be optioned and sold under the plan is 5,475,000, plus an annual increase to be added on January 1 of each year, which may be the lesser of 1,125,000 shares, 5% of the outstanding shares on such date, or a lesser amount as determined by the board, beginning in 2001. Incentive stock options may be granted with exercise prices not less than fair value, and nonstatutory stock options may be granted with exercise prices not less than 85% of the fair value on the date of grant. The fair value of grants before the Company’s initial public offering was determined by the board of directors. The fair value of grants after the Company’s initial public offering of common stock is determined by the closing market price of the Company’s common

KOSAN BIOSCIENCES INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

9.    STOCKHOLDERS’ EQUITY—(Continued)

stock as listed on any established stock exchange on the date of the grant. Stock options granted to a stockholder owning more than 10% of the voting stock of the Company may be granted with an exercise price of not less than 110% of the fair value on the date of grant. Options expire no later than ten years from the date of the grant. The number of shares, terms and exercise period are determined by the board of directors. Options generally vest at 25% per year over a four-year period.

2000 Employee Stock Purchase Plan

In March 2000, the Company adopted the 2000 Employee Stock Purchase Plan (the “Purchase Plan”) and reserved 300,000 shares of common stock for issuance thereunder. In addition, the Purchase Plan provides for annual increases in the number of shares available for issuance under the Purchase Plan on January 1 of each year, beginning in 2001, equal to the lesser of 150,000 shares, 0.75% of the outstanding shares on such date or such amount as determined by the board. The Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the common stock on the first day of the offering or 85% of the fair market value of the Company’s common stock on the purchase date. Each offering period is for approximately six months, with the initial offering period commencing on the effective date of the Company’s initial public offering of common stock. As of December 31, 2001, 63,074 shares were granted under the Purchase Plan.

2000 Non-Employee Directors’ Plan

In March 2000, the Company adopted the 2000 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”) and reserved 300,000 shares of common stock for issuance thereunder. The Directors’ Plan provides for an annual increase on January 1 of each year, beginning in 2001, equal to the lesser of 150,000 shares, 0.75% of the outstanding shares on such date or a lesser amount as determined by the board. Each non-employee director who becomes a director of the Company will be automatically granted a non-statutory stock option to purchase 7,500 shares of common stock on the date on which such person first becomes a director and will vest over four years. Beginning with the 2001 Annual Stockholders Meeting and each year thereafter, each non-employee director will automatically be granted a non-statutory option to purchase 3,750 shares of common stock which will vest in one year from the date of grant. The exercise price of options under the Directors’ Plan will be equal to the fair market value of the common stock on the date of grant. The maximum term of the options granted under the Directors’ Plan is ten years. The Directors’ Plan will terminate in March 2010, unless terminated in accordance with the provisions of the Directors’ Plan. As of December 31, 2001, 60,000 shares were granted under the Directors’ Plan.

KOSAN BIOSCIENCES INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

9.    STOCKHOLDERS’ EQUITY—(Continued)

A summary of stock option activity is as follows:

		Options Outstanding
	Shares Available For Grant	Number of Shares	Exercise Price	Aggregate Price	Weighted- Average Exercise Price
Balances at December 31, 1998	343,176	1,414,800		406,995	$0.29
Additional reserved	180,000	—	—	—	—
Granted	(464,100)	464,100	$0.33	154,700	$0.33
Canceled	218,607	(218,607)	$0.15-$0.33	(66,023)	$0.30
Exercised	—	(292,593)	$0.08-$0.37	(99,127)	$0.34

Balances at December 31, 1999	277,683	1,367,700		396,545	$0.29
Additional reserved	2,700,000	—	—	—	—
Granted	(1,489,350)	1,489,350	$0.33-$14.00	4,392,700	$2.95
Canceled	81,519	(81,519)	$0.15-$4.00	(77,213)	$0.95
Exercised	—	(1,695,390)	$0.08-$4.00	(1,808,029)	$1.07

Balances at December 31, 2000	1,569,852	1,080,141		$2,904,003	$2.69
Additional reserved	375,000	—	—	—	—
Granted	(1,501,775)	1,501,775	$5.28-$10.67	13,640,396	$9.19
Canceled	192,912	(192,912)	$0.33-$14.00	(847,479)	$4.39
Exercised	—	(33,130)	$0.15-$4.00	(60,143)	$1.82

Balances at December 31, 2001	635,989	2,355,874		$15,636,777	$6.64

The following table summarizes information with respect to stock options outstanding at December 31, 2001:

Options Outstanding				Options Vested
Range of Exercise Price	Number of Shares	Weighted- Average Remaining Contractual Life (In Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$0.15-$0.42	244,725	7.60	$ 0.37	133,898	$0.35
$1.00-$2.00	396,118	8.22	$ 1.23	119,171	$1.03
$4.00-$6.70	259,725	9.09	$ 4.62	61,933	$4.27
$7.25-$8.87	382,500	9.38	$ 7.97	33,770	$8.01
$9.70	750,606	9.42	$ 9.70	77,628	$9.70
$10.50-$14.00	322,200	9.30	$10.96	40,812	$11.29

	2,355,874			467,212

Of the 2,355,874 options outstanding, 999,632 options were exercisable as of December 31, 2001, including 532,420 that, if exercised, would be subject to the Company’s lapsing right of repurchase over the remaining vesting term. The weighted-average fair value of options granted at their date of grant was $6.05, $0.66 and $0.06 for the years ending December 31, 2001, 2000 and 1999, respectively.

KOSAN BIOSCIENCES INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

9.    STOCKHOLDERS’ EQUITY—(Continued)

Stock-Based Compensation

The Company has elected to follow the provision of APB Opinion No. 25 and related interpretations in the accounting for the stock-based awards because, as discussed below, the alternative fair value accounting provided for under FAS 123 requires use of option valuation models that were not developed for use in valuing employee stock-based awards. For the years ended December 31, 2000 and 1999, in connection with the grant of stock options to employees, the Company recorded deferred stock-based compensation totaling $15.6 million and $2.9 million, respectively, representing the difference between the deemed fair value of the common stock on the date such options were granted and the applicable exercise prices. Such amounts are included as a reduction of stockholders’ equity and are being amortized using the graded vesting method over the vesting period of the individual options, which is generally four years. The Company recognized amortization of deferred stock-based compensation of $6.0 million, $6.9 million and $535,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

As of December 31, 2001, the Company had issued consultant stock options totaling 729,000 shares with exercise prices ranging from $0.15 to $9.70 and terms up to five years. Compensation related to the grants of stock options is recorded in accordance with SFAS 123 and EITF 96-18 using the Black-Scholes Model. The Company recognized other stock-based compensation for grants to non-employees of $681,000, $1.4 million and $610,000 for the years ended December 31, 2001, 2000 and 1999, respectively. The measurement of stock-based compensation to non-employees is subject to periodic adjustment as the underlying awards vest.

Pro forma net loss and net loss per share information is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. Prior to the Company’s initial public offering, the fair value of stock options was estimated at the date of grant using the minimum value method. The fair value subsequent to the initial public offering was valued using the Black-Scholes Model based on the actual stock closing price on the date of grant. The effects of applying FAS 123 for either recognizing compensation expense or providing pro forma disclosures are not likely to be representative of the effects on net income for future years.

The Company’s valuation assumptions and pro forma information follows (in thousands, except per share amounts):

	Year Ended December 31
	2001	2000	1999
Risk free interest rate	4.4%	5.0%	5.0%
Dividend yield	—	—	—
Weighted-average expected life	4 years	4 years	4 years
Volatility	70%	70%	N/A

Net loss:
As reported	$(21,873)	$(26,343)	$(4,401)
Pro forma	(24,824)	(26,861)	(4,772)

Basic and diluted net loss per common share:
As reported	$(0.91)	$(2.81)	$(0.98)
Pro forma	(1.03)	(2.86)	(1.06)

KOSAN BIOSCIENCES INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

9.    STOCKHOLDERS’ EQUITY—(Continued)

Stockholder Rights Plan

In October 2001, the board of directors of the Company adopted a Stockholder Rights Plan under which all stockholders of record as of October 29, 2001 received rights (the “Rights”) to purchase shares of a new series of Preferred Stock. Each Right entitles the holder to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock under certain circumstances at an exercise price of $70.00 per one-one hundredth of a share. The Rights were distributed as a non-taxable dividend and expire on October 29, 2011.

At the time of the adoption, the Rights were neither exercisable nor traded separately from the common stock. However, subject to certain exceptions, the Rights will become exercisable at such time that a person (or group of affiliated persons) acquires beneficial ownership of 20% or more of the outstanding Company common stock (an “Acquiring Person”) or on the tenth business day after a person or entity commences, or expresses an intention to commence, a tender or exchange offer that would result in such person acquiring 20% or more of the outstanding Company common stock.

In the event a person becomes an Acquiring Person, each Right held by all persons other than the Acquiring Person will become the right to acquire one share of Company common stock at a price equal to 50% of the then-current market value of the Company common stock. Furthermore, in the event an Acquiring Person effects a merger of the Company, each Right will entitle the holder thereof to purchase one share of common stock of the Acquiring Person or the Acquiring Person’s ultimate parent at a price equal to 50% of the then-current market value of the Acquiring Person’s or the Acquiring Person’s ultimate parent’s common stock.

The board of directors can redeem the Rights at any time prior to a person becoming an Acquiring Person at a redemption price of $0.001 per Right. In addition, the board of directors may, after any time a person becomes an Acquiring Person, exchange each Right for one share of common stock of the Company.

10.    COMPREHENSIVE INCOME

For the years ended December 31, 2001 and 2000, comprehensive loss is as follows (in thousands):

	2001	2000
Net loss	$(21,873)	$(15,076)
Unrealized gain/(loss) on available-for-sale securities	606	(314)
Reclassification of write-down on available-for-sale securities	990	—

Comprehensive loss	$(20,277)	$(15,390)

11.    INCOME TAXES

As of December 31, 2001, the Company had federal net operating loss carryforwards and federal research and development tax credit carryforwards of approximately $30.0 million and $1.1 million, respectively. The federal net operating loss and credit carryforwards will expire at various dates beginning in the year 2011 through 2021, if not utilized.

Utilization of the federal net operating loss and credit carryforwards may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before utilization.

KOSAN BIOSCIENCES INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

11.    INCOME TAXES—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets for financial reporting and the amount used for income tax purposes. Significant components of the Company’s deferred tax assets for federal income taxes as of December 31 are as follows (in thousands):

	2001	2000
Deferred tax assets:
Net operating loss carryforwards	$10,400	$6,500
Research and development credits	1,880	1,100
Capitalized research and development expenses	1,600	800
Other	720	800

Total deferred tax assets	14,600	9,200

Valuation allowance	(14,600)	(9,200)

Net deferred taxes	$—	$—

Due to the Company’s lack of earnings history, the total deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $5.4 million and $4.9 million during the years ended December 31, 2001 and 2000, respectively.

12.    QUARTERLY INFORMATION

The Company’s quarterly results were as follows (in thousands, except per share amounts):

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,	Total
2001
Revenue	$1,229	$978	$1,500	$1,469	$5,176
Loss from operations	(5,428)	(7,233)	(6,264)	(6,634)	(25,559)
Net loss	(3,923)	(6,995)	(5,146)	(5,809)	(21,873)
Basic and diluted earnings per common share	$(0.16)	$(0.29)	$(0.21)	$(0.24)	$(0.91)
2000
Revenue	$1,079	$1,145	$1,195	$811	$4,230
Loss from operations	(2,944)	(4,246)	(4,687)	(5,643)	(17,520)
Net loss	(2,865)	(3,814)	(4,251)	(4,146)	(15,076)
Deemed dividend upon issuance of Series C convertible preferred stock	(11,267)	—	—	—	(11,267)
Net loss attributable to common stockholders	(14,132)	(3,814)	(4,251)	(4,146)	(26,343)
Basic and diluted earnings per
common share	$(2.92)	$(0.73)	$(0.79)	$(0.19)	$(2.81)