Form 10-Q
period 2002-03-31
KOSAN BIOSCIENCES INC
filed 2002-05-14
CIK 1110206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2002.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from to .

Commission File Number: 000-31633

Kosan Biosciences Incorporated
(Exact name of registrant as specified in its charter)

Delaware	94-3217016
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3832 Bay Center Place, Hayward, California 94545
(address of principal executive offices)

(510) 732-8400
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock $.001 par value; 25,301,308 shares outstanding at April 30, 2002.

KOSAN BIOSCIENCES INCORPORATED

Form 10-Q

Quarter Ended March 31, 2002

PART I.    FINANCIAL INFORMATION

Item 1:    Condensed Financial Statements and Notes

KOSAN BIOSCIENCES INCORPORATED

CONDENSED BALANCE SHEETS
(in thousands)

	March 31, 2002	December 31, 2001
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$30,689	$18,561
Short-term investments	40,760	58,880
Prepaid expenses and other current assets	1,297	617

Total current assets	72,746	78,058
Property and equipment, net	3,849	3,567
Long-term investments	14,886	12,902
Notes receivable from related parties	634	1,041
Other assets	250	244

Total assets	$92,365	$95,812

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,520	$1,439
Accrued liabilities	2,080	1,828
Deferred revenue	1,488	999
Current portion of capital lease obligation and equipment loans	1,355	1,387

Total current liabilities	6,443	5,653
Equipment loans, less current portion	1,276	1,568

Stockholders’ equity:
Common stock	25	25
Additional paid-in capital	141,370	141,863
Notes receivable from stockholders	(1,540)	(1,541)
Deferred stock-based compensation	(2,719)	(4,430)
Accumulated other comprehensive income/(loss)	(14)	1,216
Accumulated deficit	(52,476)	(48,542)

Total stockholders’ equity	84,646	88,591

Total liabilities and stockholders’ equity	$92,365	$95,812

(1)	The balance sheet data at December 31, 2001 has been derived from the audited financial statements at that date.

See accompanying notes.

KOSAN BIOSCIENCES INCORPORATED

CONDENSED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2002	2001
Revenues:
Contract revenue	$925	$1,009
Grant revenue	737	220

Total revenues	1,662	1,229

Operating expenses:
Research and development (including charges for stock-based compensation of $800 and $1,512, respectively)	5,947	5,564
General and administrative (including charges for stock-based compensation of $162 and $244, respectively)	1,260	1,093

Total operating expenses	7,207	6,657

Loss from operations	(5,545)	(5,428)
Other income, net	1,611	1,505

Net loss	$(3,934)	$(3,923)

Basic and diluted net loss per common share	$(0.16)	$(0.16)

Shares used in computing basic and diluted net loss per common share	24,633	23,845

See accompanying notes.

KOSAN BIOSCIENCES INCORPORATED

CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2002	2001
OPERATING ACTIVITIES
Net loss	$(3,934)	$(3,923)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	361	279
Amortization of investment premiums and discounts, net	58	(373)
Amortization of stock-based compensation	584	1,603
Other stock-based compensation	378	153
Realized gain on investment	(990)	—
Changes in assets and liabilities:
Prepaid expenses and other current assets	(680)	36
Other assets and notes receivable from related parties	401	(99)
Accounts payable and accrued liabilities	333	194
Deferred revenue	489	(619)

Net cash used in operating activities	(3,000)	(2,749)

INVESTING ACTIVITIES
Acquisition of property and equipment	(643)	(419)
Purchase of investments	(12,000)	(39,941)
Proceeds from maturity of investments	27,838	35,364

Net cash provided by (used in) investing activities	15,195	(4,996)

FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of repurchases and issuance costs	255	148
Proceeds from the repayment of notes receivable from stockholders	2	—
Principal payments under capital lease obligation and equipment loans	(324)	(289)

Net cash used in financing activities	(67)	(141)

Net increase (decrease) in cash and cash equivalents	12,128	(7,886)
Cash and cash equivalents at beginning of period	18,561	36,425

Cash and cash equivalents at end of period	$30,689	$28,539

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

The Company has funded its operations primarily through sales of common stock, convertible preferred stock, contract payments under its collaboration agreements, equipment financing arrangements and government grant awards. Prior to achieving profitable operations, the Company intends to fund operations through the additional sale of equity securities, strategic collaborations, government grant awards and debt financing.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. The information as of March 31, 2002, and for the three months ended March 31, 2002 and 2001, reflects all adjustments (including normal recurring adjustments) that the management of the Company believes are necessary for a fair presentation of the results for the periods presented. Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

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

KOSAN BIOSCIENCES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)
(unaudited)

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

Revenue Recognition

The Company recognizes license and other up-front fees pursuant to research collaboration agreements over the estimated research term of the respective agreement. Payments related to substantive performance milestones that are at risk at the initiation of an agreement are recognized upon successful completion of a performance milestone event. Contract revenues related to collaborative research and development efforts are recognized as revenue on a ratable basis as the related services are performed. Such payments generally are made based on the number of fulltime equivalent researchers assigned to the collaboration project. Revenues related to government grant awards are recognized at the time a grant is awarded and the related research expenses are incurred. Any amounts received in advance of performance are recorded as deferred revenue until earned.

Research and Development

Research and development expenses consist of costs incurred for Company-sponsored and collaborative research and development activities. These costs consist primarily of salaries and other personnel-related expenses, stock-based compensation, facility-related expenses, depreciation of facilities and equipment, lab consumables and fees paid to outside service providers that conduct certain research activities on behalf of the Company. Research and development expenses under the government grant awards and collaborative agreements approximated the revenue recognized, less milestone payments received under such arrangements.

Net Loss per Share

Basic and diluted net loss per common share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net loss is not presented separately as the Company is in a net loss position and including potentially dilutive securities in the loss per share computation would be antidilutive.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2002	2001
Net loss attributable to common stockholders	$(3,934)	$(3,923)

Weighted-average shares of common stock outstanding	25,227	25,152
Less: weighted-average shares subject to repurchase	(594)	(1,307)

Weighted-average shares used in computing basic and diluted net loss per common share	24,633	23,845

Basic and diluted net loss per common share	$(0.16)	$(0.16)

KOSAN BIOSCIENCES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)
(unaudited)

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

Stock-Based Compensation

The Company accounts for common stock options granted to employees using the intrinsic value method and, thus, recognizes compensation expense for options granted with exercise prices less than the fair value of the Company’s common stock on the date of the grant. Deferred stock compensation calculated for options granted with exercise prices less than the deemed fair value of the common stock is amortized over the vesting period of the individual options, generally four years, using the graded vesting method.

Stock-based compensation expense for options granted to non-employees has been determined in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” and Emerging Issues Task Force (“EITF”) Consensus No. 96-18 as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. The measurement of stock-based compensation to non-employees is subject to periodic adjustment as the underlying securities vest. As such, changes to these measurements could be substantial should the Company experience significant changes in its stock price.

2.    COLLABORATIVE RESEARCH AND DEVELOPMENT AND LICENSE AGREEMENTS

Johnson & Johnson Pharmaceutical Research and Development, LLC

In September 1998, the Company signed a collaborative agreement with The R.W. Johnson Pharmaceutical Research Institute, LLC and Ortho-McNeil Pharmaceutical, Inc., both Johnson & Johnson companies. In September 2001, the Company amended its collaborative research and development agreement. Under the terms of the amended agreement, subject to early termination provisions, the research program and funding have been extended until at least December 28, 2002. Effective January 2002, the rights and obligations under the agreement were assigned to Johnson & Johnson Pharmaceutical Research and Development, LLC, a subsidiary of Ortho-McNeil Pharmaceutical, Inc.

License Agreements

The Company has collaborative and license agreements with several academic and medical institutions. For the three months ended March 31, 2002 and 2001, the Company made payments under these agreements of approximately $6,000 and $30,000, respectively.

3.    REALIZED GAIN ON INVESTMENT

At June 30, 2001, the Company determined that an other-than-temporary decline in fair value of its investment in short-term commercial paper of Southern California Edison, or SoCalEd, a utility company, had occurred. At the time of purchase, the security was a high investment-grade security, but was subsequently downgraded due to the financial uncertainty that resulted from the California energy crisis. The security matured on April 18, 2001, and SoCalEd defaulted on payment. The amortized cost of the security was $3.0 million, and the security was valued at approximately 67% of cost at June 30, 2001. Accordingly, the Company recorded a $990,000 loss on the related write-down in the carrying value of the investment. In March 2002, the security was fully repaid. Thus, the Company recorded a realized gain on the investment of $990,000 for the three months ended March 31, 2002.

KOSAN BIOSCIENCES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)
(unaudited)

4.    COMPREHENSIVE GAIN/(LOSS)

For the three months ended March 31, 2002 and 2001, comprehensive loss was as follows (in thousands):

	Three Months Ended March 31,
	2002	2001
Net loss	$(3,934)	$(3,923)
Unrealized gain/(loss) on available-for-sale securities	(240)	297
Reclassification of realized gain on available-for-sale securities	(990)	—

Comprehensive loss	$(5,164)	$(3,626)

5.    EQUIPMENT FINANCING

The Company leases certain equipment and facility improvements under debt obligations. Some of the equipment loans have a balloon payment at the end of the term. The interest rates of each of the leases and loans are fixed at the time of the draw down, with the interest rates ranging from 9.02% to 13.86%. Obligations under the loans are secured by the assets financed under the loans.

6.    ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):
	March 31, 2002	December 31, 2001
Facilities-related	$382	$349
Compensation-related	648	827
Professional services	428	289
Other	622	363

	$2,080	$1,828

7.    SUBSEQUENT EVENT

In April 2002, the Company entered into a $3.0 million equipment line of credit agreement (the “Line of Credit”). Each draw down has a repayment period ranging from 36 to 48 months and an interest rate that is fixed at the time of the draw down. The Company utilized approximately $894,000 of the Line of Credit, which carries with it an interest rate of 8.9%. Obligations under the Line of Credit are payable in monthly installments of principal and interest and are secured by the assets financed under the Line of Credit.

Item 2:    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as may, will, should, expect, plan, anticipate, believe, estimate, predict, potential or continue, the negative of terms like these or other comparable terminology. Actual events or results may differ materially from those anticipated in these forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risks outlined under the caption “Factors That May Affect Results of Operations and Financial Condition” set forth at the end of this Item 2, the Risk Factors set forth in our Annual Report on Form 10-K filed with the SEC and those contained from time to time in our other filings with the SEC. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

Overview

We have proprietary gene-engineering technologies for the manipulation and production of polyketides, a rich source of pharmaceutical products. We use our platform technologies to develop product candidates that target large pharmaceutical markets. We are testing Epothilone D (KOS-862), a potential anti-cancer agent, in Phase I human clinical trials. In infectious disease, we have a collaboration with Johnson & Johnson Pharmaceutical Research and Development, LLC, a subsidiary of Ortho-McNeil Pharmaceutical, Inc., focusing on the development of a next generation antibiotic. We have additional product development and research programs.

We have incurred significant losses since our inception. As of March 31, 2002, our accumulated deficit was approximately $52.5 million. We expect to incur additional operating losses over the next several years as we continue to develop our technologies and fund internal product research and development.

Critical Accounting Policies

Revenue Recognition

We recognize license and other up-front fees over the estimated research term of each respective agreement. If an agreement does not have a specified term, we must apply judgment in determining the appropriate level of recognition. Milestone payments are recognized upon successful completion of a performance milestone event. We apply judgment as to the timing of recognizing milestone payments and whether such payments represent the culmination of a separate earnings process. Contract revenues related to collaborative research and development agreements are recognized on a ratable basis as services are performed. Revenues related to government grants are recognized at the time a grant is awarded and the related research expenses are incurred. Any amounts received in advance of performance are recorded as deferred revenue until earned.

Stock-Based Compensation

We account for common stock options granted to employees using the intrinsic value method and, thus, recognize compensation expense for options granted with exercise prices less than the fair value of our common stock on the date of the grant. We recorded total deferred stock-based compensation of approximately $15.6 million in 2000 and $2.9 million in 1999, which amounts are being amortized to expense using the graded vesting method over the vesting periods of the underlying options, generally four years. We recognized stock-based compensation of approximately $584,000 and $1.6 million for the three months ended March 31, 2002 and 2001, respectively. Based on deferred stock-based compensation recorded as of March 31, 2002, we expect to record amortization of deferred stock-based compensation approximately as follows: $1.5 million in the remaining nine months in 2002, $973,000 in 2003 and $206,000 in 2004.

Stock compensation expense for options granted to non-employees has been determined as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. We recognized other stock-based compensation for non-employees of approximately $378,000 and $153,000 in the three months ended March 31, 2002 and 2001, respectively. In addition, assuming no changes, we expect to recognize other stock-based compensation in connection with stock options granted to non-employees of approximately $149,000 in the remaining nine months in 2002, $114,000 in 2003, $72,000 in 2004 and $40,000 in 2005. The measurement of stock-based compensation to non-employees is subject to periodic adjustment as the underlying securities vest. As such, changes to these measurements could be substantial should we experience significant changes in our stock price. See Note 1 of our financial statements.

Investments

We invest in debt and equity securities. The price of these securities is subject to significant volatility. We record an impairment charge when we believe that an investment has experienced a decline in value that is other than temporary. Generally, we review an investment for impairment if its market value has been below its carrying value for each trading day in a six-month period. Changes in the market price of these securities may impact our profitability.

Results of Operations

Revenues

Our revenues were approximately $1.7 million for the three months ended March 31, 2002, compared to approximately $1.2 million for the same period in 2001. This increase was due to $737,000 of grant revenue in the three months ended March 31, 2002, compared to $220,000 in the same period in 2001. Included in 2001 revenues was a non-recurring $250,000 milestone received in connection with our research collaboration with Johnson & Johnson Pharmaceutical Research & Development, LLC, or J&J. The initial term of the collaboration with J&J has been extended to December 28, 2002, subject to early termination provisions. If we do not maintain or further extend this agreement, or if it is terminated early, our revenues will significantly decrease thereafter, unless we enter into additional collaborations.

Research and Development Expenses

Our research and development expenses consist primarily of salaries and other personnel-related expenses, fees paid to outside service providers, stock-based compensation, facility-related expenses, lab consumables and depreciation of facilities and equipment. Research and development expenses increased to approximately $5.9 million for the three months ended March 31, 2002 from approximately $5.6 million for the same period in 2001. The increase was due to our expanded research and development efforts, including advancing Epothilone D further into the clinic, and continued investment in internally funded programs and technologies. Additionally, the increase was partially offset by the decrease in stock-based compensation expense for the three months ended March 31, 2002, compared to the same period in 2001. We expect our research and development expenses will increase substantially to advance Epothilone D through clinical development, fund the expansion of our technology platform, support our collaborative research programs and advance other in-house research programs into later stages of development.

General and Administrative Expenses

General and administrative expenses increased to approximately $1.3 million for the three months ended March 31, 2002 from approximately $1.1 million for the same period in 2001. This increase was primarily due to higher employee-related costs to support our expanding research and development activities. We expect our general and administrative expenses will increase in the future to support the continued growth of our research and development efforts.

Interest Income

Interest income decreased to approximately $699,000 for the three months ended March 31, 2002 from approximately $1.6 million for the same period in 2001. This decrease was attributable to lower average investment balances and lower investment yields associated with the declining interest rate environment.

Interest Expense

Interest expense decreased to approximately $78,000 for the three months ended March 31, 2002 from approximately $94,000 for the same period in 2001. This decrease resulted from normal amortization of existing debt and no additional debt financing during the first quarter of 2002.

Realized Gain on Investment

During the three months ended March 31, 2002, we recorded a $990,000 realized gain that reflected the recovery of the full value of our investment in Southern California Edison, a utility company, which was written down during 2001.

Liquidity and Capital Resources

We have financed our operations from inception primarily through sales of convertible preferred stock and common stock, totaling approximately $119.9 million in net proceeds, contract payments under our collaboration agreements, equipment financing arrangements and government grant awards. As of March 31, 2002, we had approximately $86.3 million in cash, cash equivalents and investments, compared to approximately $90.3 million as of December 31, 2001. Our funds are invested in U.S. Treasury and government agency obligations, investment-grade asset-backed securities and corporate obligations.

Our operating activities used cash of $3.0 million for the three months ended March 31, 2002, compared to approximately $2.8 million for the same period in 2001. Our net loss of approximately $3.9 million for the three months ended March 31, 2002 included a non-cash realized gain on Southern California Edison, and was partially offset by non-cash expenses of $1.4 million related to stock-based compensation, depreciation and amortization, and amortization of investment premiums and discounts. Cash used for the same period in 2001 was used primarily to fund our net operating loss of approximately $3.9 million, partially offset by non-cash expenses of $2.0 million related to stock-based compensation, depreciation and amortization.

Our investing activities, excluding changes in our investments, for the three months ended March 31, 2002, used cash of approximately $643,000, compared to $419,000 for the same period in 2001, reflecting capital expenditures and facility improvements.

Cash used in financing activities was approximately $67,000 for the three months ended March 31, 2002, compared to $141,000 for the same period in 2001. Financing activities for 2002 included approximately $324,000 in normal payments on existing debt, partially offset by net proceeds from the exercise of stock options.

In April 2002, we entered into a $3.0 million line of credit agreement for facility improvements and capital purchases. See Note 7 to our financial statements.

We believe our existing cash and investments and anticipated cash flow from existing collaborations will be sufficient to support our current operating plan through 2003. Our future capital uses and requirements depend on numerous forward-looking factors. These factors include, but are not limited to, the following:

•	our ability to establish, and the scope of revenues received under, any new collaborations;

•	the progress and number of research programs carried out by us;

•	the progress and success of preclinical testing and clinical trials of our drug candidates;

•	our ability to maintain our existing collaboration with Johnson & Johnson Pharmaceutical Research and Development, LLC;

•	the costs and timing of obtaining, enforcing and defending our patent and intellectual rights;

•	the costs and timing of our facilities expansion;

•	the costs and timing of regulatory approvals; and

•	expenses associated with unforeseen litigation.

In addition, we review from time to time potential opportunities to expand our technologies or add to our portfolio of drug candidates. In the future, we may need further capital in order to acquire or invest in technologies, products or businesses.

We expect that additional financing will be required in the future to fund operations. We expect to finance future cash needs through the sale of equity securities, strategic collaborations, government grant awards and debt financing. We cannot assure you that additional financing or collaboration and licensing arrangements will be available when needed or that, if available, will be on terms favorable to us or our stockholders. Insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs, to lose rights under existing licenses or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose or may adversely affect our ability to operate as a going concern. If additional funds are obtained by issuing equity securities, substantial dilution to existing stockholders may result. In addition, see also “Factors That May Affect Results of Operations and Financial Condition”.

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

We commenced operations in 1996 and are still in an early stage of development. We have not commercialized any products, and we have incurred significant losses to date. As of March 31, 2002, we had an accumulated deficit of approximately $52.5 million. To date, our revenues have been solely from collaborations and government grants. Our expenses have consisted principally of costs incurred in research and development and from general and administrative costs associated with our operations. We have incurred net losses since our inception, including a net loss of approximately $3.9 million for the three months ended March 31, 2002. We expect our expenses to increase and to continue to incur operating losses for at least the next several years as we continue our research and development efforts for our drug candidates. The amount of time necessary to commercialize any of our drug candidates successfully is long and uncertain, and successful commercialization may not occur at all. As a result, we may never become profitable.

If our current corporate collaboration or license agreements are unsuccessful or if conflicts develop with these relationships, our research and development efforts could be delayed.

Our collaboration with Johnson & Johnson Pharmaceutical Research and Development, LLC, is scheduled to expire on December 28, 2002, subject to early termination provisions. We may not be able to maintain or extend this collaboration on acceptable terms, if at all. If we do not maintain or extend this collaboration, our research and development efforts could be delayed.

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

Our strategy depends upon the formation and sustainability of multiple collaborative arrangements and license agreements with third parties in the future. We expect to rely on these arrangements for not only financial resources, but also for expertise that we expect to need in the future relating to clinical trials, manufacturing, sales and marketing, and for license and technology rights. Although we have established a collaborative arrangement and various license agreements, we do not know if we will be able to establish additional arrangements on favorable terms, or whether current or any future collaborative arrangements will ultimately be successful. There have been, and may continue to be, a significant number of recent business combinations among large pharmaceutical companies that have resulted, and may continue to result, in a reduced number of potential future corporate collaborators, which may limit our ability to find partners who will work with us in developing and commercializing our drug candidates. If we do not enter into new collaborative agreements, then our revenues will be reduced, and our drug candidates may not be developed, manufactured or marketed.

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

Our products must satisfy rigorous standards of safety and efficacy before they can be approved by the U.S. Food and Drug Administration and international regulatory authorities for commercial use. We will need to conduct significant additional research, preclinical testing and clinical trials, before we can file applications with the FDA for product approval. Clinical trials are expensive and have a high risk of failure. In addition, to compete effectively, our products must be easy to use, cost-effective and economical to manufacture on a commercial scale. We may not achieve any of these objectives. Any of our products may not attain market acceptance. Typically, there is a high rate of attrition for products in preclinical testing and clinical trials. Also, third parties may develop superior products or have proprietary rights that preclude us from marketing our products. If research and testing is not successful or we fail to obtain regulatory approval, we will be unable to market and sell our future product candidates.

The progress and results of our animal and human testing are uncertain.

We must provide the FDA and foreign regulatory authorities with clinical data that demonstrates the safety and efficacy of our products before they can be approved for commercial sale. As a result, commercialization of our product candidates depends upon successful completion of clinical trials. Preclinical testing and clinical development are long, expensive and uncertain processes. It may take us several years to complete our testing, and failure can occur at any stage of testing. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and interim results of trials do not necessarily predict final results. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. None of the product candidates that we have internally developed or licensed have advanced beyond the stage of human testing designed to determine safety, known as Phase I clinical trials.

We do not know whether planned clinical trials will begin on time or whether any of our clinical trials will be completed on schedule, or at all. Negative or inconclusive results or adverse medical events during a clinical trial could cause a clinical trial to be repeated or a program to be terminated. In October 2001, we initiated a clinical trial of Epotholine D (KOS-862), which is directed to the treatment of cancer. Anti-cancer drugs generally have a narrow therapeutic window between efficacy and toxicity. If unacceptable toxicity is observed in clinical trials, the trials may be terminated at an early stage. Drug-related deaths may occur in clinical trials with anti-cancer drugs, because drugs for the treatment of cancer are typically dangerous and cancer patients are critically ill.

Completion of clinical trials may take several years or more. The length of time generally varies substantially according to the type, complexity, novelty and intended use of the drug candidate. Our clinical trials may be suspended at any time, if we or the FDA, believe the patients participating in our studies are exposed to unacceptable health risks. Our commencement and rate of completion of clinical trials may be delayed by many factors, including:

•	ineffectiveness of the study compound, or perceptions by physicians that the compound is not effective for a particular indication;

•	inability to manufacture sufficient quantities of compound for use in clinical trials;

•	failure of the FDA to approve our clinical trial protocols;

•	slower than expected rate of patient recruitment;

•	the death of patients during a clinical trial;

•	inconclusive or negative results experienced during the clinical trial;

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

We rely on third parties to conduct our clinical trials, and those third parties may not perform satisfactorily.

If third parties do not successfully carry out their contractual duties or meet expected deadlines, we will not be able to obtain regulatory approvals for our product candidates and will not be able to successfully commercialize our product candidates for targeted diseases. We do not have the ability to independently conduct clinical trials for our product candidates, and we rely on third parties such as contract research organizations, medical institutions and clinical investigators to perform this function. If these third parties do not perform satisfactorily, our clinical trials may be extended or delayed. We may not be able to locate any necessary acceptable replacements or enter into favorable agreements with them, if at all.

If we are unable to manage our growth effectively through recruiting and retaining skilled employees and expand our management and facilities and improve our controls and systems, we may not be able to manage our day-to-day operations.

We have experienced a period of rapid and substantial growth that has placed, and if this growth continues will further place, a strain on our human and capital resources. If we are unable to manage this growth effectively, then our losses could increase. The number of our employees increased from 79 on March 31, 2001 to 103 on March 31, 2002. Retaining our current employees and recruiting qualified scientific personnel to perform future research and development work will be critical to our success. Competition is intense for experienced scientists, and we may not be able to retain or recruit sufficient skilled personnel to allow us to pursue collaborations and develop our products and core technologies to the extent otherwise possible. Additionally, we are highly dependent on the principal members of our management and scientific staff, such as our two co-founders, the loss of whose services would adversely impact the achievement of our objectives. Although we maintain and are the beneficiary of $1.0 million key-man life insurance policies for the lives of each of our two co-founders, Dr. Daniel Santi, our chief executive officer, and Dr. Chaitan Khosla, a director and consultant, we do not believe the proceeds would be adequate to compensate us for their loss.

Our facilities consist of approximately 44,000 square feet of research and office space located in Hayward, California, leased to us until 2003. In February 2002, we entered into a general office and warehouse sublease for approximately 4,700 additional square feet in Hayward, California. The lease expires in July 2005. We are in the process of seeking additional space to accommodate our growth and expect to enter into new leases during 2002. If we are unable to secure additional facilities on terms favorable to us, we may be required to delay our planned expansion.

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

We have a stockholders rights plan and anti-takeover provisions in our corporate charter documents that may result in outcomes with which you do not agree.

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

Our officers, directors and affiliates together control approximately 38% of our outstanding common stock. As a result, these stockholders, if they act together, are able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may delay or prevent a change in control of us and might affect the market price of our common stock, even when a change may be in the best interests of all stockholders. In addition, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and accordingly, they could cause us to enter into transactions or agreements which we would not otherwise consider.

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

Item 3:    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment balance to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and investment-grade corporate obligations.

The following table represents the fair value balance of our cash, cash equivalents and short-term and long-term investments that are subject to interest rate risk by year of expected maturity and average interest rates as of March 31, 2002 (dollars in thousands):

	2002	2003	2004
Cash & cash equivalents	$30,689	—	—
Average interest rates	1.87%

Short-term investments	31,036	$9,724	—
Average interest rates	3.43%	3.95%

Long-term investments	—	14,886	—
Average interest rates		2.89%

We did not hold derivative instruments as of March 31, 2002, and we have never held such instruments in the past. In addition, we had outstanding debt, consisting of borrowings under equipment financing, of $2.6 million as of March 31, 2002, with a range of interest rates from 9.02% to 13.86%.

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

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits:

Exhibit No.

3.1	Amended and Restated Certificate of Incorporation, as amended to date (1)

3.2	Bylaws (2)

4.1	Form of Specimen Common Stock Certificate (2)

(b)    Reports on Form 8-K:

No Current Reports on Form 8-K were filed during the quarter ended March 31, 2002.

(1)	Incorporated by reference to an exhibit of our 10-Q for the period ended June 30, 2001.

(2)	Incorporated by reference to an exhibit of our Registration Statement on Form S-1, as amended, Registration No. 333-33732.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kosan Biosciences Incorporated

May 13, 2002	By:	/S/ DANIEL V. SANTI, M.D., PH.D.
Daniel V. Santi, M.D., Ph.D. Chairman and Chief Executive Officer

May 13, 2002	By:	/S/ SUSAN M. KANAYA
Susan M. Kanaya Senior Vice President, Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.

3.1	Amended and Restated Certificate of Incorporation, as amended to date (1)

3.2	Bylaws (2)

4.1	Form of Specimen Common Stock Certificate (2)

(1)	Incorporated by reference to an exhibit of our 10-Q for the period ended June 30, 2001.

(2)	Incorporated by reference to an exhibit of our Registration Statement on Form S-1, as amended, Registration No. 333-33732.