Form 10-Q
period 2002-06-30
KOSAN BIOSCIENCES INC
filed 2002-08-14
CIK 1110206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2002.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ____________ to ____________.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $.001 par value; 25,320,592 shares outstanding at July 31, 2002.

KOSAN BIOSCIENCES INCORPORATED

Form 10-Q
Quarter Ended June 30, 2002

PART I.    FINANCIAL INFORMATION

Item 1:    Condensed Financial Statements and Notes

KOSAN BIOSCIENCES INCORPORATED

CONDENSED BALANCE SHEETS
(in thousands)

	June 30, 2002	December 31, 2001
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$29,166	$18,561
Short-term investments	41,024	58,880
Prepaid expenses and other current assets	1,038	617

Total current assets	71,228	78,058
Property and equipment, net	4,997	3,567
Long-term investments	10,910	12,902
Notes receivable from related parties	557	1,041
Other assets	468	244

Total assets	$88,160	$95,812

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,125	$1,439
Accrued liabilities	3,119	1,828
Deferred revenue	563	999
Current portion of capital lease obligation and equipment loans	1,875	1,387

Total current liabilities	6,682	5,653
Equipment loans, less current portion	2,036	1,568

Stockholders’ equity:
Common stock	25	25
Additional paid-in capital	141,865	141,863
Notes receivable from stockholders	(1,533)	(1,541)
Deferred stock-based compensation	(2,206)	(4,430)
Accumulated other comprehensive gain	157	1,216
Accumulated deficit	(58,866)	(48,542)

Total stockholders’ equity	79,442	88,591

Total liabilities and stockholders’ equity	$88,160	$95,812

(1)	The balance sheet data at December 31, 2001 has been derived from the audited financial statements at that date.

See accompanying notes.

KOSAN BIOSCIENCES INCORPORATED

CONDENSED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues:
Contract revenue	$925	$717	$1,850	$1,726
Grant revenue	590	261	1,327	481

Total revenues	1,515	978	3,177	2,207

Operating expenses:
Research and development (including charges for stock-based compensation of $835 and $1,319 in the three months ended June 30, 2002 and 2001, respectively, and $1,634 and $2,831 in the six months ended June 30, 2002 and 2001, respectively)	7,159	6,742	13,106	12,306
General and administrative (including charges for stock-based compensation of $165 and $407 in the three months ended June 30, 2002 and 2001, respectively, and $327 and $651 in the six months ended June 30, 2002 and 2001, respectively)	1,242	1,469	2,502	2,562

Total operating expenses	8,401	8,211	15,608	14,868

Loss from operations	(6,886)	(7,233)	(12,431)	(12,661)
Other income, net	496	238	2,107	1,743

Net loss	$(6,390)	$(6,995)	$(10,324)	$(10,918)

Basic and diluted net loss per common share	$(0.26)	$(0.29)	$(0.42)	$(0.46)

Shares used in computing basic and diluted net loss per common share	24,851	24,066	24,742	23,955

See accompanying notes.

KOSAN BIOSCIENCES INCORPORATED

CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2002	2001
Operating activities
Net loss	$(10,324)	$(10,918)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	777	583
Amortization of investment premiums and discounts, net	163	(654)
Amortization of stock-based compensation	1,097	3,168
Other stock-based compensation	864	314
Realized (gain)/loss on investment	(990)	990
Changes in assets and liabilities:
Prepaid expenses and other current assets	(421)	33
Other assets and notes receivable from related parties	260	16
Accounts payable and accrued liabilities	977	305
Deferred revenue	(436)	(619)

Net cash used in operating activities	(8,033)	(6,782)

Investing activities
Acquisition of property and equipment	(2,207)	(1,045)
Purchase of investments	(19,904)	(58,107)
Proceeds from maturity of investments	39,520	58,481

Net cash provided by (used in) investing activities	17,409	(671)

Financing activities
Proceeds from issuance of common stock, net of repurchases	271	148
Proceeds from the repayment of notes receivable from stockholders	2	—
Proceeds from equipment loans	1,655	—
Principal payments under capital lease obligation and equipment loans	(699)	(541)

Net cash provided by (used in) financing activities	1,229	(393)

Net increase (decrease) in cash and cash equivalents	10,605	(7,846)
Cash and cash equivalents at beginning of period	18,561	36,425

Cash and cash equivalents at end of period	$29,166	$28,579

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. The information as of June 30, 2002, and for the three and six months ended June 30, 2002 and 2001, reflects all adjustments (including normal recurring adjustments) that the management of the Company believes are necessary for a fair presentation of the results for the periods presented. Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

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

The Company holds certain restricted investments consisting of cash. These investments are carried at fair value and are restricted as to withdrawal under a letter of credit agreement related to a facility lease (see Note 7). These investments are held in the Company’s name and are included in long-term investments on the Company’s financial statements.

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

Research and Development

Research and development expenses consist of costs incurred for Company-sponsored and collaborative research and development activities. These costs consist primarily of salaries and other personnel-related expenses, stock-based compensation, facility-related expenses, depreciation of facilities and equipment, lab consumables and fees paid to outside service providers that conduct certain research activities on behalf of the Company. Research and development expenses under government grant awards and collaborative agreements approximated the revenue recognized, excluding milestone payments received under such arrangements.

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

The following table presents the calculation of basic, diluted and pro forma basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net loss	$(6,390)	$(6,995)	$(10,324)	$(10,918)

Weighted-average shares of common stock outstanding	25,309	25,195	25,268	25,174
Less: weighted-average shares subject to repurchase	(458)	(1,129)	(526)	(1,219)

Weighted-average shares used in computing basic and diluted net loss per common share	24,851	24,066	24,742	23,955

Basic and diluted net loss per common share	$(0.26)	$(0.29)	$(0.42)	$(0.46)

KOSAN BIOSCIENCES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)
(unaudited)

1.    Organization and Summary of Significant Accounting Policies (Continued)

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

Reclassification

Certain reclassifications of the prior year’s balances have been made to conform to the current year presentation. These reclassifications had no effect on the prior year’s net loss or stockholders’ equity.

2.    Collaborative Research and Development and License Agreements

Johnson & Johnson Pharmaceutical Research and Development, LLC

In September 1998, the Company signed a collaborative agreement with The R.W. Johnson Pharmaceutical Research Institute, LLC and Ortho-McNeil Pharmaceutical, Inc., both Johnson & Johnson companies. In September 2001, the Company amended its collaborative research and development agreement. Under the terms of the amended agreement the research program and funding have been extended until at least December 28, 2002. Effective January 2002, the rights and obligations under the agreement were assigned to Johnson & Johnson Pharmaceutical Research and Development, LLC, a subsidiary of Ortho-McNeil Pharmaceutical, Inc. In February 2001, the Company received, and recognized in full, a $250,000 milestone in connection with this agreement.

License Agreements

The Company has collaborative and license agreements with several academic and medical institutions. For the six months ended June 30, 2002 and 2001, the Company made payments under these agreements of approximately $495,000 and $164,000, respectively.

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

KOSAN BIOSCIENCES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)
(unaudited)

3.    Realized Gain on Investment (Continued)

The security matured on April 18, 2001, and SoCalEd defaulted on payment. The amortized cost of the security was $3.0 million, and the security was valued at approximately 67% of cost at June 30, 2001. Accordingly, the Company recorded a $990,000 loss on the related write-down in the carrying value of the investment. In March 2002, the security was fully repaid. Thus, the Company recorded a realized gain on the investment of $990,000 in the quarter ended March 31, 2002.

4.    Comprehensive Loss

For the three and six months ended June 30, 2002 and 2001, comprehensive loss was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net loss	$(6,390)	$(6,995)	$(10,324)	$(10,918)
Unrealized gain/(loss) on available-for-sale securities	171	(519)	(69)	(222)
Reclassification of realized (gain)/loss on available-for-sale securities	—	990	(990)	990

Comprehensive loss	$(6,219)	$(6,524)	$(11,383)	$(10,150)

5.    Equipment Financing

The Company finances certain equipment and facility improvements under debt obligations. In April 2002, the Company entered into a $3.0 million equipment line of credit agreement. As of June 30, 2002, the Company had utilized approximately $1.7 million of the line of credit.

The terms of the loan obligations range from 42 to 49 months. Some of the loans have a balloon payment at the end of the term. The interest rates of each of the loans are fixed at the time of the draw down, with the interest rates ranging from 8.71% to 13.86%. Obligations under the loans are secured by the assets financed under the loans.

6.    Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2002	December 31, 2001
Facilities-related	$405	$349
Compensation-related	954	827
Professional services	541	289
Research & development-related	903	—
Other	316	363

	$3,119	$1,828

KOSAN BIOSCIENCES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)
(unaudited)

7.    Facility Leases

In June 2002, the Company expanded its facilities by entering into an assignment of a non-cancelable operating lease, which commenced in June 2002 and expires in 2008, with an option to renew. The Company also extended the terms of its existing facility lease to 2013, with an option to renew. Minimum annual rental commitments at June 30, 2002 are as follows (in thousands):

Year ended December 31,
2002	$893
2003	1,708
2004	1,588
2005	1,609
2006	1,624
Thereafter	7,635

Total minimum payments	$15,057

In June 2002, the Company obtained a stand-by letter of credit for approximately $903,000 from a commercial bank as security for the Company’s obligation under one of its facility leases. The letter of credit is secured by $904,000 of cash in an investment account that the Company must maintain for the term of the lease. The investment account is classified within long-term investments on the balance sheet.

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

Overview

We have proprietary gene-engineering technologies for the manipulation and production of polyketides, a rich source of pharmaceutical products. We use our platform technologies to develop product candidates that target large pharmaceutical markets. We are testing Epothilone D (KOS-862), a potential anti-cancer agent, in Phase I human clinical trials. In infectious disease, we have a collaboration with Johnson & Johnson Pharmaceutical Research and Development, LLC, focusing on the development of a next generation antibiotic. We have additional product development and research programs.

We have incurred significant losses since our inception. As of June 30, 2002, our accumulated deficit was approximately $58.9 million. We expect to incur additional operating losses over the next several years as we continue to develop our technologies and fund internal product research and development.

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

Stock-Based Compensation

We account for common stock options granted to employees using the intrinsic value method and, thus, recognize compensation expense for options granted with exercise prices less than the fair value of our common stock on the date of the grant. We recorded total deferred stock-based compensation of approximately $15.6 million in 2000 and $2.9 million in 1999, which amounts are being amortized to expense using the graded vesting method over the vesting periods of the underlying options, generally four years. We recognized stock-based compensation of approximately $1.1 million and $3.2 million for the six months ended June 30, 2002 and 2001, respectively. Based on deferred stock-based compensation recorded as of June 30, 2002, we expect to record amortization of deferred stock-based compensation approximately as follows: $1.0 million in the remaining six months of 2002, $973,000 in 2003 and $233,000 in 2004.

Stock-based compensation expense for options granted to non-employees has been determined as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. We recognized other stock-based compensation for non-employees of approximately $864,000 and $314,000 in the six months ended June 30, 2002 and 2001, respectively. In addition, assuming no changes, we expect to recognize other stock-based compensation in connection with stock options granted to non-employees of approximately $889,000 in the remaining six months of 2002, $714,000 in 2003, $529,000 in 2004 and $318,000 in 2005. The measurement of stock-based compensation to non-employees is subject to periodic adjustment as the underlying securities vest. As such, changes to these measurements could be substantial should we experience significant changes in our stock price. See Note 1 of our financial statements.

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

Results of Operations

Revenues

Our revenues were approximately $1.5 million and $3.2 million for the three and six months ended June 30, 2002, respectively, compared to approximately $1.0 million and $2.2 million, respectively, for the same periods in 2001. Grant revenue was $1.3 million for the six months ended June 30, 2002, compared to $481,000 for the same period last year. Total contract revenues under our collaboration with Johnson & Johnson Pharmaceutical Research and Development, LLC, or J&J, were approximately $981,000 for the six months ended June 30, 2002, compared to approximately $1.7 million for the same period in 2001. Included in 2001 contract revenue was a non-recurring $250,000 milestone received in connection with this collaboration. The initial term of the collaboration with J&J has been extended to December 28, 2002. If we do not maintain or further extend this agreement, our revenues will significantly decrease thereafter, unless we enter into additional collaborations.

Research and Development Expenses

Our research and development expenses consist primarily of salaries and other personnel-related expenses, fees paid to outside service providers, stock-based compensation, facility-related expenses, lab consumables and depreciation of facilities and equipment. Research and development expenses increased to approximately $7.2 million and $13.1 million for the three and six months ended June 30, 2002, respectively, from $6.7 million and $12.3 million, respectively, for the same periods in 2001. These increases were primarily attributable to our expanded research and development efforts, including three Phase I studies of KOS-862 (Epothilone D) and continued investment in our internally funded programs and technologies. Additionally, the increase was partially offset by the decrease in stock-based compensation expense for the three and six months ended June 30, 2002, compared to the same periods in 2001. We expect our research and development expenses will increase substantially to advance Epothilone D through clinical development, fund the expansion of our technology platform, support our collaborative research programs, advance other in-house research programs into later stages of development and fund the expansion and improvement of our facilities as we continue to expand our laboratory capabilities.

General and Administrative Expenses

General and administrative expenses decreased in the three and six months ended June 30, 2002 to approximately $1.2 million and $2.5 million, respectively, from $1.5 million and $2.6 million, respectively, for the same periods in 2001. These decreases were primarily due to lower stock-based compensation. We expect our general and administrative expenses will increase in the future to support the continued growth of our research and development efforts and expansion and improvement of our facilities.

Interest Income

Interest income decreased to approximately $591,000 and $1.3 million for the three and six months ended June 30, 2002, respectively, from $1.3 million and $2.9 million, respectively, for the same periods in 2001. These decreases were attributable to lower average investment balances and lower investment yields associated with the declining interest rate environment.

Interest Expense

Interest expense increased to $95,000 for the three months ended June 30, 2002 from $80,000 for the same period in 2001 and decreased to $173,000 for the six months ended June 30, 2002 from $174,000 for the same period in 2001. The increase for the quarter ended June 30, 2002 from the same period in 2001 resulted from additional debt financing during 2002.

Realized Gain on Investment

At June 30, 2001, we determined that an other-than-temporary decline in the fair value of our investment in short-term commercial paper of Southern California Edison, or SoCalEd, a utility company, had occurred. At the time of purchase, the security was a high investment-grade security, but was subsequently downgraded due to the financial uncertainty that resulted from the California energy crisis. The security matured on April 18, 2001, and SoCalEd defaulted on payment. The amortized cost of the security was $3.0 million, and the security was valued at approximately 67% of cost at June 30, 2001. Accordingly, for the quarter ended June 30, 2001, we recorded a write-down on the carrying value of the investment of $990,000. In March 2002, the security was fully repaid. Thus, we recorded a realized gain on the investment of $990,000 in the three months ended March 31, 2002.

Liquidity and Capital Resources

We have financed our operations from inception primarily through sales of convertible preferred stock and common stock, totaling $119.9 million in net proceeds, contract payments under our collaboration agreement, equipment financing arrangements and government grants. As of June 30, 2002, we had approximately $81.1 million in cash, cash equivalents and investments, compared to approximately $90.3 million as of December 31, 2001. Our funds are currently invested in U.S. Treasury and government agency obligations and corporate obligations.

Our operating activities used cash of $8.0 million for the six months ended June 30, 2002, compared to $6.8 million for the same period in 2001. Our net loss of approximately $10.3 million for the six months ended June 30, 2002 included a $990,000 non-cash realized gain on a previously written-down investment, and was partially offset by non-cash expenses of $2.9 million related to stock-based compensation, depreciation and amortization of investment premiums and discounts. Cash used for the same period in 2001 was used primarily to fund our net operating loss of approximately $10.9 million, that included a $990,000 non-cash write-down of an investment, partially offset by non-cash expenses of $3.4 million related to stock-based compensation, depreciation and amortization of investment premiums and discounts.

Our investing activities, excluding changes in our investments, for the six months ended June 30, 2002 used cash of approximately $2.2 million, compared to $1.0 million for the same period in 2001, reflecting capital expenditures related to the expansion and improvement of our facilities as we continued to expand our laboratory capabilities.

Cash provided by financing activities was approximately $1.2 million for the six months ended June 30, 2002, compared to cash used in financing activities of $393,000 for the same period in 2001. Financing activities for 2002 included approximately $1.7 million in proceeds from equipment loans, partially offset by normal payments on existing debt.

In April 2002, we entered into a $3.0 million equipment line of credit agreement for facility improvements and capital purchases. As of June 30, 2002, we had utilized approximately $1.7 million of the line of credit. See Note 5 to our financial statements.

We believe our existing cash and investments and anticipated cash flow from existing collaborations will be sufficient to support our current operating plan through the first half of 2004. Our future capital uses and requirements depend on numerous forward-looking factors. These factors include, but are not limited to, the following:

•	our ability to establish, and the scope of revenues received under, any new collaborations;

•	the progress and number of research programs carried out by us;

•	the progress and success of preclinical testing and clinical trials of our drug candidates;

•	our ability to maintain or extend our existing collaboration with Johnson & Johnson Pharmaceutical Research and Development, LLC;

•	the costs and timing of obtaining, enforcing and defending our patent and intellectual rights;

•	the costs and timing of our facilities expansion;

•	the costs and timing of regulatory approvals; and

•	expenses associated with unforeseen litigation.

In addition, we review from time to time potential opportunities to expand our technologies or add to our portfolio of drug candidates. In the future, we may need further capital in order to acquire or invest in technologies, products or businesses.

We expect that additional financing will be required in the future to fund operations. We expect to finance future cash needs through the sale of equity securities, strategic collaborations, government grant awards and debt financing. We cannot assure you that additional financing or collaboration and licensing arrangements will be available when needed or that, if available, will be on terms favorable to us or our stockholders. Insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs, to lose rights under existing licenses or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose or may adversely affect our ability to operate as a going concern. If additional funds are obtained by issuing equity securities, substantial dilution to existing stockholders may result. In addition, see “Factors That May Affect Results of Operations and Financial Condition”.

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

We commenced operations in 1996 and are still in an early stage of development. We have not commercialized any products, and we have incurred significant losses to date. As of June 30, 2002, we had an accumulated deficit of approximately $58.9 million. To date, our revenues have been solely from collaborations and government grants. Our expenses have consisted principally of costs incurred in research and development and from general and administrative costs associated with our operations. We have incurred net losses since our inception, including a net loss of approximately $10.3 million for the six months ended June 30, 2002. We expect our expenses to increase and to continue to incur operating losses for at least the next several years as we continue our research and development efforts for our drug candidates. The amount of time necessary to commercialize any of our drug candidates successfully is long and uncertain, and successful commercialization may not occur at all. As a result, we may never become profitable.

If our current corporate collaboration or license agreements are unsuccessful or if conflicts develop with these relationships, our research and development efforts could be delayed.

Our collaboration with Johnson & Johnson Pharmaceutical Research and Development, LLC, is scheduled to expire on December 28, 2002. We may not be able to maintain or extend this collaboration on acceptable terms, if at all. If we do not maintain or extend this collaboration, our research and development efforts could be delayed.

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

We do not know whether planned clinical trials will begin on time or whether any of our clinical trials will be completed on schedule, or at all. Negative or inconclusive results or adverse medical events during a clinical trial could cause a clinical trial to be repeated or a program to be terminated. In October 2001, we initiated clinical trials of Epotholine D (KOS-862), which is directed to the treatment of cancer. Anti-cancer drugs generally have a narrow therapeutic window between efficacy and toxicity. If unacceptable toxicity is observed in clinical trials, the trials may be terminated at an early stage. Drug-related deaths may occur in clinical trials with anti-cancer drugs, because drugs for the treatment of cancer are typically dangerous and cancer patients are critically ill.

Completion of clinical trials may take several years or more. The length of time generally varies substantially according to the type, complexity, novelty and intended use of the drug candidate. Our clinical trials may be suspended at any time if we or the FDA believe the patients participating in our studies are exposed to unacceptable health risks. Our commencement and rate of completion of clinical trials may be delayed by many factors, including:

•	ineffectiveness or toxicity of the study compound, or perceptions by physicians that the compound is not safe or effective for a particular indication;

•	inability to manufacture sufficient quantities of compound for use in clinical trials;

•	failure of the FDA to approve our clinical trial protocols;

•	slower than expected rate of patient recruitment;

•	the death of patients during a clinical trial;

•	inconclusive or negative results experienced during the clinical trial;

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

The degree of future protection for our proprietary rights is uncertain, and we cannot ensure that:

•	we were the first to make the inventions covered by each of our pending patent applications;

•	we were the first to file patent applications for these inventions;

•	others will not independently develop similar or alternative technologies or duplicate any of our technologies;

•	any of our pending patent applications will result in issued patents;

•	any patents issued to us or our licensors will provide a basis for commercially viable products or will provide us with any competitive advantages or will not be challenged by third parties;

•	we will develop additional proprietary technologies that are patentable; or

•	the patents of others will not have an adverse effect on our business.

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

We are aware of a significant number of patents and patent applications relating to aspects of our technologies and compounds filed by, and issued to, other parties. Others have filed patent applications or have been granted patents claiming inventions also claimed by us, and we may have to participate in an interference proceeding declared by the relevant patent agency or court to determine priority of invention and, thus, the right to a patent for these inventions in the United States. For example, we believe one or more interferences may be declared between patents and applications we own or have exclusively licensed and patents and applications owned by Novartis relating to epothilone biosynthetic genes and Epothilone D and one or more patent applications owned by Gesellschaft für Biotechnologische Forschung mbH relating to Epothilone D; and patents and applications owned by Abbott Laboratories and Biotica Ltd. relating to erythromycin polyketide synthase genes, methods for altering polyketide synthase genes and erythromycin analogs and derivatives. Such a proceeding, or a lawsuit in which we are alleged to have infringed an issued patent, could result in substantial cost to us even if the outcome is favorable, and if the outcome is unfavorable, we could be required to license the other party’s rights, at terms that may be unfavorable to us, or cease using the technology. Even if successful on priority grounds, an interference may result in loss of claims based on patentability grounds raised in the interference. Although patent and intellectual property disputes in the biotechnology area are often settled through licensing or similar arrangements, costs associated with these arrangements may be substantial and could include ongoing royalties. Furthermore, we cannot be certain that a license would be available to us on satisfactory terms, if at all.

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

We have experienced a period of rapid and substantial growth that has placed, and if this growth continues will further place, a strain on our human and capital resources. If we are unable to manage this growth effectively, then our losses could increase. The number of our employees increased from 88 on June 30, 2001 to 104 on June 30, 2002. Retaining our current employees and recruiting qualified scientific personnel to perform future research and development work will be critical to our success. Competition is intense for experienced scientists, and we may not be able to retain or recruit sufficient skilled personnel to allow us to pursue collaborations and develop our products and core technologies to the extent otherwise possible. Additionally, we are highly dependent on the principal members of our management and scientific staff, such as our two co-founders, the loss of whose services would adversely impact the achievement of our objectives. Although we maintain and are the beneficiary of $1.0 million key-man life insurance policies for the lives of each of our two co-founders, Dr. Daniel Santi, our chief executive officer, and Dr. Chaitan Khosla, a director and consultant, we do not believe the proceeds would be adequate to compensate us for their loss.

Our facilities consist of approximately 118,000 square feet of research and office space located in Hayward, California, of which approximately 44,000, 69,000 and 5,000 square feet are leased to us until 2013, 2008 and 2005, respectively. We have an option to renew our lease on the 44,000 square foot facility for one additional period of five years and an option to renew our lease on the 79,000 square foot facility for two additional periods of five years.

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

We believe that existing cash and investment securities and anticipated cash flow from existing collaborations will be sufficient to support our current operating plan through the first half of 2004. We have based this estimate on assumptions that may prove to be wrong. Our future capital requirements depend on many factors that affect our research, development, collaboration and sales and marketing activities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

The following table represents the fair value balance of our cash, cash equivalents and short-term and long-term investments that are subject to interest rate risk by year of expected maturity and average interest rates as of June 30, 2002 (dollars in thousands):

	2002	2003	2004
Cash and cash equivalents	$29,166	—	—
Average interest rates	1.89%
Short-term investments	22,272	$18,752	—
Average interest rates	3.37%	3.23%
Long-term investments	—	7,004	$3,906
Average interest rates		3.01%	3.66%

We did not hold derivative instruments as of June 30, 2002, and we have never held such instruments in the past. In addition, we had outstanding debt, consisting of borrowings under equipment financings, of $3.9 million as of June 30, 2002, with a range of interest rates from 8.71% to 13.86%.

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

Of the net offering proceeds, through June 30, 2002, approximately $1.0 million had been used to purchase property and equipment and approximately $700,000 had been used for general corporate purposes. We intend to use the remaining net proceeds for advancing our drug candidates through preclinical and later stage development, discovering or acquiring new drug candidates, expanding our technology platform, capital expenditures, working capital, general corporate purposes and possible future acquisitions. Pending such uses, the balance has been invested in U.S. Treasury and government agency obligations, investment-grade asset-backed securities and corporate obligations.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

a)  The Company held its Annual Meeting of Stockholders on May 23, 2002.

b)  The stockholders elected Bruce Chabner, M.D., Peter Davis, Ph.D. and Christopher Walsh, Ph.D., Class B directors of the Company, to serve until the 2005 Annual Meeting of Stockholders. Directors whose term of office as a director continued after the meeting are Daniel V. Santi, M.D., Ph.D.; Jean Deleage, Ph.D.; and Chaitan Khosla, Ph.D.

Candidate	Shares Voted In Favor	Shares Withheld
Bruce Chabner, M.D.	17,099,782	999,106
Peter Davis, Ph.D.	16,937,872	1,161,016
Christopher Walsh, Ph.D.	16,395,741	1,703,147

c)  The stockholders approved the amendments to the Company’s 2000 Non-Employee Directors’ Stock Option Plan:

Shares voted in favor	17,779,918
Shares voted against	207,730
Shares abstaining	111,240
Broker non–vote	0

Item 5.    Other Information

None.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits:

Exhibit No.

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Bylaws of Registrant (2)

4.1	Form of Specimen of Common Stock Certificate (2)

10.4	2000 Non-Employee Director Stock Option Plan, as amended

10.41	Lease Agreement, dated as of June 7, 2002, by and between EOP-Industrial Portfolio, L.L.C. and Registrant

10.42	Landlord Consent to Assignment and Assumption of Lease, dated as of June 20, 2002, by and among EOP-Industrial Portfolio, L.L.C., Aventis Pharmaceuticals, Inc. and Registrant

99.1	Certification, dated as of August 13, 2002, by Chief Executive Officer and Chief Financial Officer

(1)	Filed with Kosan’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.
(2)	Filed with Kosan’s Registration Statement on Form S-1, as amended (No. 333-33732), and incorporated herein by reference.
(3)
The Certification attached as Exhibit 99.1 accompanies the Quarterly Report on Form 10-Q pursuant to § 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

(b)  Reports on Form 8-K

No Current Reports on Form 8-K were filed during the quarter ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KOSAN BIOSCIENCES INCORPORATED

August 13, 2002	By:	/s/ DANIEL V. SANTI, M.D., PH.D.
Daniel V. Santi, M.D., Ph.D. Chairman and Chief Executive Officer

August 13, 2002	By:	/s/ SUSAN M. KANAYA
Susan M. Kanaya Senior Vice President, Finance, Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit No.
3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Bylaws of Registrant (2)

4.1	Form of Specimen of Common Stock Certificate (2)

10.4	2000 Non-Employee Director Stock Option Plan, as amended

10.41	Lease Agreement, dated as of June 7, 2002, by and between EOP-Industrial Portfolio, L.L.C. and Registrant

10.42	Landlord Consent to Assignment and Assumption of Lease, dated as of June 20, 2002, by and among EOP-Industrial Portfolio, L.L.C., Aventis Pharmaceuticals, Inc. and Registrant

99.1	Certification, dated as of August 13, 2002, by Chief Executive Officer and Chief Financial Officer

(1)	Filed with Kosan’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.
(2)	Filed with Kosan’s Registration Statement on Form S-1, as amended (No. 333-33732), and incorporated herein by reference.
(3)
The certification attached as Exhibit 99.1 accompanies the Quarterly Report on Form 10-Q pursuant to § 906 of the Sarbanes- Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.