Form 10-Q
period 2002-09-30
KOSAN BIOSCIENCES INC
filed 2002-11-14
CIK 1110206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2002.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes  ☒     No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $.001 par values; 25,377,310 shares outstanding at October 31, 2002.

KOSAN BIOSCIENCES INCORPORATED

Form 10-Q

Quarter Ended September 30, 2002

PART I. FINANCIAL INFORMATION

Item 1: Condensed Financial Statements and Notes

KOSAN BIOSCIENCES INCORPORATED

CONDENSED BALANCE SHEETS
(in thousands)

	September 30, 2002	December 31, 2001
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$23,371	$18,561
Short-term investments	39,801	58,880
Prepaid expenses and other current assets	973	617

Total current assets	64,145	78,058
Property and equipment, net	4,864	3,567
Long-term investments	12,090	12,902
Notes receivable from related parties	549	1,041
Other assets	272	244

Total assets	$81,920	$95,812

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,692	$1,439
Accrued liabilities	3,475	1,828
Deferred revenue	—	999
Current portion of capital lease obligation and equipment loans	1,814	1,387

Total current liabilities	6,981	5,653
Equipment loans, less current portion	1,914	1,568

Stockholders’ equity:
Common stock	25	25
Additional paid-in capital	142,314	141,863
Notes receivable from stockholders	(1,463)	(1,541)
Deferred stock-based compensation	(1,692)	(4,430)
Accumulated other comprehensive gain	74	1,216
Accumulated deficit	(66,233)	(48,542)

Total stockholders’ equity	73,025	88,591

Total liabilities and stockholders’ equity	$81,920	$95,812

(1)	The balance sheet data at December 31, 2001 has been derived from the audited financial statements at that date.

See accompanying notes.

KOSAN BIOSCIENCES INCORPORATED

CONDENSED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues:
Contract revenue	$563	$717	$2,413	$2,443
Grant revenue	320	783	1,647	1,264

Total revenues	883	1,500	4,060	3,707
Operating expenses:
Research and development (including charges for stock—based compensation of $605 and $1,279 in the three months ended September 30, 2002 and 2001, respectively, and $2,239 and $4,110 in the nine months ended September 30, 2002 and 2001, respectively)	7,320	6,478	20,426	18,784
General and administrative (including charges for stock—based compensation of $168 and $316 in the three months ended September 30, 2002 and 2001, respectively, and $495 and $967 in the nine months ended September 30, 2002 and 2001, respectively)	1,308	1,286	3,810	3,848

Total operating expenses	8,628	7,764	24,236	22,632

Loss from operations	(7,745)	(6,264)	(20,176)	(18,925)
Other income, net	379	1,118	2,486	2,861

Net loss	$(7,366)	$(5,146)	$(17,690)	$(16,064)

Basic and diluted net loss per common share	$(0.29)	$(0.21)	$(0.71)	$(0.67)

Shares used in computing basic and diluted net loss per common share	24,998	24,243	24,827	24,051

See accompanying notes.

KOSAN BIOSCIENCES INCORPORATED

CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2002	2001
Operating activities
Net loss	$(17,690)	$(16,064)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,257	912
Amortization of investment premiums and discounts, net	335	(867)
Amortization of stock-based compensation	1,610	4,642
Other stock-based compensation	1,124	435
Realized (gain)/ loss on investment	(990)	990
Changes in assets and liabilities:
Prepaid expenses and other current assets	(356)	(590)
Other assets and notes receivable from related parties	464	(149)
Accounts payable and accrued liabilities	1,900	367
Deferred revenue	(999)	98

Net cash used in operating activities	(13,345)	(10,226)

Investing activities
Acquisition of property and equipment	(2,554)	(1,372)
Purchase of investments	(46,943)	(77,525)
Proceeds from maturity of investments	66,347	75,203

Net cash provided by (used in) investing activities	16,850	(3,694)

Financing activities
Proceeds from issuance of common stock, net of repurchases	519	404
Proceeds from the repayment of notes receivable from stockholders	13	336
Proceeds from equipment loans	1,947	1,092
Principal payments under capital lease obligation and equipment loans	(1,174)	(833)

Net cash provided by financing activities	1,305	999

Net increase (decrease) in cash and cash equivalents	4,810	(12,921)
Cash and cash equivalents at beginning of period	18,561	36,425

Cash and cash equivalents at end of period	$23,371	$23,504

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. The information as of September 30, 2002, and for the three and nine months ended September 30, 2002 and 2001, reflects all adjustments (including normal recurring adjustments) that the management of the Company believes are necessary for a fair presentation of the results for the periods presented. Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

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

The Company holds restricted investments consisting of a certificate of deposit. This investment is carried at fair value and is restricted as to withdrawal under a letter of credit agreement related to a facility lease (see Note 7). These investments are held in the Company’s name and are included in long-term investments on the Company’s financial statements.

KOSAN BIOSCIENCES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

1. Organization and Summary of Significant Accounting Policies (Continued)

Revenue Recognition

The Company recognizes license and other up-front fees pursuant to research and development collaboration agreements over the estimated research and development term of the respective agreement. Payments related to substantive performance milestones that are at risk at the initiation of an agreement are recognized upon successful completion of a performance milestone event. Contract revenues related to collaborative research and development efforts are recognized as revenue on a ratable basis as the related services are performed. Such payments generally are made based on the number of full-time equivalent researchers assigned to the collaboration project. Revenues related to government grant awards are recognized at the time a grant is awarded and the related research expenses are incurred. Any amounts received in advance of performance are recorded as deferred revenue until earned.

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

The following table presents the calculation of basic, diluted and pro forma basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net loss	$(7,366)	$(5,146)	$(17,690)	$(16,064)

Weighted-average shares of common stock outstanding	25,319	25,192	25,285	25,180
Less: weighted-average shares subject to repurchase	(321)	(949)	(458)	(1,129)

Weighted-average shares used in computing basic and diluted net loss per common share	24,998	24,243	24,827	24,051

Basic and diluted net loss per common share	$(0.29)	$(0.21)	$(0.71)	$(0.67)

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

2.    Collaborative Research and Development and License Agreements

Johnson & Johnson Pharmaceutical Research and Development, LLC

In September 1998, the Company signed a collaborative agreement with The R.W. Johnson Pharmaceutical Research Institute, LLC and Ortho-McNeil Pharmaceutical, Inc., both Johnson & Johnson companies. In September 2001, the collaborative agreement was amended to provide that the research program and funding will be extended until at least December 28, 2002. Effective January 2002, the rights and obligations under the agreement were assigned to Johnson & Johnson Pharmaceutical Research and Development, LLC, a subsidiary of Ortho-McNeil Pharmaceutical, Inc. In February 2001, the Company received, and recognized in full, a $250,000 milestone in connection with this agreement.

License Agreements

The Company has collaborative and license agreements with several academic and medical institutions. For the nine months ended September 30, 2002 and 2001, the Company made payments under these agreements of approximately $533,000 and $371,000, respectively.

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

KOSAN BIOSCIENCES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
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

4.    Comprehensive Loss

For the three and nine months ended September 30, 2002 and 2001, comprehensive loss was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net loss	$(7,366)	$(5,146)	$(17,690)	$(16,064)
Unrealized gain/(loss) on
available-for-sale securities	(83)	671	(152)	449
Reclassification of realized (gain)/loss
on available-for-sale securities	—	—	(990)	990

Comprehensive loss	$(7,449)	$(4,475)	$(18,832)	$(14,625)

5.    Equipment Financing

The Company finances certain equipment and facility improvements under debt obligations. In April 2002, the Company entered into a $3.0 million equipment line of credit agreement. As of September 30, 2002, the Company had utilized approximately $1.9 million of the line of credit.

The terms of the loan obligations range from 42 to 49 months. Some of the loans have a balloon payment at the end of the term. The interest rates of each of the loans are fixed at the time of the draw down, with the interest rates ranging from 7.19% to 13.86%. Obligations under the loans are secured by the assets financed under the loans.

6.    Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2002	December 31, 2001
Facilities-related	$447	$349
Compensation-related	993	827
Professional services	765	289
Research & development-related	837	60
Other	433	303

	$3,475	$1,828

KOSAN BIOSCIENCES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(unaudited)

7.    Facility Leases

In June 2002, the Company expanded its facilities by entering into an assignment of a non-cancelable operating lease, which commenced in June 2002 and expires in March 2008, with an option to renew. The Company also extended the terms of its existing facility lease to August 2013, with an option to renew. Minimum annual rental commitments at September 30, 2002 were as follows (in thousands):

Year ended December 31,
2002	$449
2003	1,708
2004	1,588
2005	1,609
2006	1,624
Thereafter	7,635

Total minimum payments	$14,613

In June 2002, the Company obtained a stand-by letter of credit for approximately $903,000 from a commercial bank as security for the Company’s obligation under one of its facility leases. The letter of credit is secured by a certificate of deposit in the amount of $904,000 held in an investment account that the Company must maintain for the term of the lease. The investment account is classified within long-term investments on the balance sheet.

8.    Subsequent Event

In October 2002, the Company closed its research and development collaboration agreement with Hoffman-La Roche, Inc. and F. Hoffman-La Roche Ltd., collectively Roche. Under the terms of the agreement, Roche will have the worldwide exclusive rights to market and sell KOS-862 (Epo D) and the Company will co-develop and have the right to co-promote the product in the United States. The Company may receive payments for the reimbursement of research and development expenditures, funding of a back-up program, achievement of clinical, regulatory and commercial milestones, development activities, and royalties on sales, subject to potential offsets and credits. Subsequent to September 30, 2002, the Company received payments of $12.5 million related to the agreement.

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

Overview

We have proprietary gene-engineering technologies for the manipulation and production of polyketides, a rich source of pharmaceutical products. We use our platform technologies to develop product candidates that target large pharmaceutical markets. In collaboration with Hoffman-La Roche, Inc. and F. Hoffman-La Roche Ltd., we are testing KOS-862 (Epothilone D), a potential anti-cancer agent, in Phase I human clinical trials. In infectious disease, we have a collaboration with Johnson & Johnson Pharmaceutical Research and Development, LLC, focusing on the development of a next generation antibiotic. We have additional product development and research programs.

We have incurred significant losses since our inception. As of September 30, 2002, our accumulated deficit was approximately $66.2 million. We expect to incur additional operating losses over the next several years as we continue to develop our technologies and fund internal product research and development.

Critical Accounting Policies

Revenue Recognition

We recognize license and other up-front fees pursuant to research and development collaboration agreements over the estimated research term of each respective agreement. If an agreement does not have a specified term, we must apply judgment in determining the appropriate timing of revenue recognition. Milestone payments are recognized upon successful completion of a performance milestone event. We apply judgment as to the timing of recognizing milestone payments and whether such payments represent the culmination of a separate earnings process. Contract revenues related to collaborative research and development agreements are recognized on a ratable basis as services are performed. Revenues related to government grant awards are recognized after a grant is awarded as the related research expenses are incurred. Any amounts received in advance of performance are recorded as deferred revenue until earned.

Stock-Based Compensation

We account for common stock options granted to employees using the intrinsic value method and, thus, recognize compensation expense for options granted with exercise prices less than the fair value of our common stock on the date of the grant. We recorded total deferred stock-based compensation of approximately $15.6 million in 2000 and $2.9 million in 1999, which amounts are being amortized to expense using the graded vesting method over the vesting periods of the underlying options, generally four years. We recognized stock-based compensation related to employees of approximately $1.6 million and

$4.6 million for the nine months ended September 30, 2002 and 2001, respectively. Based on deferred stock-based compensation recorded as of September 30, 2002, we expect to record amortization of deferred stock-based compensation approximately as follows: $513,000 in the remaining three months of 2002, $973,000 in 2003 and $206,000 in 2004.

Stock-based compensation expense for options granted to non-employees has been determined as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. We recognized other stock-based compensation for non-employees of approximately $1.1 million and $435,000 in the nine months ended September 30, 2002 and 2001, respectively. In addition, assuming no changes, we expect to recognize other stock-based compensation in connection with stock options granted to non-employees of approximately $382,000 in the remaining three months of 2002, $526,000 in 2003, $388,000 in 2004 and $240,000 in 2005. The measurement of stock-based compensation to non-employees is subject to periodic adjustment as the underlying securities vest. As such, changes to these measurements could be substantial should we experience significant changes in our stock price. See Note 1 of our financial statements.

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

Results of Operations

Revenues

Our revenues were approximately $883,000 and $4.1 million for the three and nine months ended September 30, 2002, respectively, compared to approximately $1.5 million and $3.7 million, respectively, for the same periods in 2001. Grant revenue was approximately $1.6 million for the nine months ended September 30, 2002, compared to approximately $1.3 million for the same period last year. Total contract revenues under our collaboration with Johnson & Johnson Pharmaceutical Research and Development, LLC, or J&J, were approximately $1.5 million for the nine months ended September 30, 2002, compared to approximately $1.7 million for the same period in 2001. Included in 2001 contract revenue was a non-recurring $250,000 milestone payment received in connection with this collaboration. The initial term of the collaboration with J&J has been extended to December 28, 2002. If we do not maintain or further extend this agreement, our revenues will significantly decrease thereafter, unless we enter into additional collaborations. In September 2002, we entered into a collaboration agreement with Hoffman-La Roche, Inc. and F. Hoffman-La Roche Ltd., collectively Roche, in connection with the development and commercialization of our anti-cancer agent, KOS-862. Under the terms of the agreement, we will receive over $30 million in initial committed payments. For the quarter ended September 30, 2002, no revenue was recognized in connection with this collaboration. Under this collaboration agreement, revenue was recognized upon closing in October 2002.

Research and Development Expenses

Our research and development expenses consist primarily of salaries and other personnel-related expenses, fees paid to outside service providers, stock-based compensation, facility-related expenses, depreciation of facilities and equipment, and lab consumables. Research and development expenses increased to approximately $7.3 million and $20.4 million for the three and nine months ended September 30, 2002, respectively, from approximately $6.5 million and $18.8 million, respectively, for the same periods in 2001. The increase in the 2002 periods was primarily attributable to our expanded research and development efforts, including three Phase I studies of KOS-862 and continued investment in our internally funded programs and technologies. Additionally, the increase was partially offset by the decrease in stock-based compensation expense for the three and nine months ended September 30, 2002, compared to the same periods in 2001. We expect our research and development expenses will increase substantially to advance KOS-862 through clinical development, advance other in-house research programs into later stages of development, fund the expansion of our technology platform, support our collaborative research programs and fund the expansion and improvement of our facilities as we continue to expand our laboratory capabilities.

General and Administrative Expenses

General and administrative expenses were approximately $1.3 million and $3.8 million, respectively, for the three and nine months ended September 30, 2002, respectively, as well as for the three and nine months ended September 30, 2001, respectively. General and administrative expenses remained unchanged primarily due to lower stock-based compensation offset by higher employee-related costs to support our expanding research and development activities. We expect our general and administrative expenses will increase in the future to support the continued growth of our research and development efforts and expansion and improvement of our facilities.

Interest Income

Interest income decreased to approximately $473,000 and $1.7 million for the three and nine months ended September 30, 2002, respectively, from approximately $1.2 million and $3.1 million, respectively, for the same periods in 2001. These decreases were attributable to lower average investment balances and lower investment yields associated with declining interest rates.

Interest Expense

Interest expense increased to approximately $94,000 and $267,000 for the three and nine months ended September 2002, respectively, from approximately $88,000 and $262,000 respectively, for the same periods in 2001. These increases resulted from additional debt financing during 2002.

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

Liquidity and Capital Resources

We have financed our operations from inception primarily through sales of convertible preferred stock and common stock, totaling approximately $120.4 million in net proceeds, contract payments under our collaboration agreements, equipment financing arrangements and government grants. As of September 30, 2002, we had approximately $75.3 million in cash, cash equivalents and investments, compared to approximately $90.3 million as of December 31, 2001. Our funds are currently invested in U.S. Treasury and government agency obligations and corporate obligations.

Our operating activities used cash of approximately $13.3 million for the nine months ended September 30, 2002, compared to approximately $10.2 million for the same period in 2001. Our net loss of approximately $17.7 million for the nine months ended September 30, 2002 included a $990,000 non-cash realized gain on a previously written-down investment, and was partially offset by non-cash expenses of $4.3 million related to stock-based compensation, depreciation and amortization of investment premiums and discounts. Cash used for the same period in 2001 was used primarily to fund our net operating loss of approximately $16.1 million, which included a $990,000 non-cash write-down of an investment, partially offset by non-cash expenses of approximately $5.1 million related to stock-based compensation, depreciation and amortization of investment premiums and discounts.

Our investing activities, excluding changes in our investments, for the nine months ended September 30, 2002 used cash of approximately $2.6 million, compared to approximately $1.4 million for the same period in 2001, reflecting capital expenditures related to the expansion and improvement of our facilities as we continued to expand our laboratory capabilities.

Cash provided by financing activities was approximately $1.3 million for the nine months ended September 30, 2002, compared to cash provided by financing activities of approximately $999,000 for the same period in 2001. Financing activities for 2002 included approximately $1.9 million in proceeds from equipment loans, partially offset by normal payments on existing debt.

In April 2002, we entered into a $3.0 million equipment line of credit agreement for facility improvements and capital purchases. As of September 30, 2002, we had utilized approximately $1.9 million of the line of credit. See Note 5 to our financial statements.

We believe our existing cash and investments and anticipated cash flow from existing collaborations will be sufficient to support our current operating plan through at least 2004. Our future capital uses and requirements depend on numerous forward-looking factors. These factors include, but are not limited to, the following:

•	our ability to establish, and the scope of revenues received under, any new collaborations;

•	the progress and number of research programs carried out by us;

•	the progress and success of preclinical testing and clinical trials of our drug candidates;

•	our ability to maintain or extend our existing collaborations with Johnson & Johnson Pharmaceutical Research and Development, LLC, and Hoffman-La Roche, Inc. and F. Hoffman-La Roche Ltd.;

•	the costs and timing of obtaining, enforcing and defending our patent and intellectual rights;

•	the costs and timing of our facilities expansion;

•	the costs and timing of regulatory approvals; and

•	expenses associated with unforeseen litigation.

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

We commenced operations in 1996 and are still in an early stage of development. We have not commercialized any products, and we have incurred significant losses to date. As of September 30, 2002, we had an accumulated deficit of approximately $66.2 million. To date, our revenues have been solely from collaborations and government grants. Our expenses have consisted principally of costs incurred in research and development and from general and administrative costs associated with our operations. We have incurred net losses since our inception, including a net loss of approximately $17.7 million for the nine months ended September 30, 2002. We expect our expenses to increase and to continue to incur operating losses for at least the next several years as we continue our research and development efforts for our drug candidates. The amount of time necessary to commercialize any of our drug candidates successfully is long and uncertain, and successful commercialization may not occur at all. As a result, we may never become profitable.

If our current corporate collaborations or license agreements are unsuccessful or if conflicts develop with these relationships, our research and development efforts could be delayed.

Our collaboration with Johnson & Johnson Pharmaceutical Research and Development, LLC, is scheduled to expire on December 28, 2002. Effective September 2002, we entered into a collaboration with Hoffman-La Roche, Inc. and F. Hoffman-La Roche Ltd., collectively, Roche, that was closed October 2002. We may not be able to maintain or extend these collaborations on acceptable terms, if at all. If we do not maintain or extend these collaborations, our research and development efforts could be delayed.

We do not control the amount and timing of resources that our corporate collaborators devote to our programs or potential products. As a result, we do not know if our corporate collaborators will dedicate sufficient resources or if the development or commercialization efforts by our corporate collaborators will be successful. We also do not know whether our current collaborative partners or future collaborative partners, if any, might pursue alternative technologies or develop alternative products either on their own or in collaboration with others, including our competitors, as a means for developing treatments for the diseases targeted by collaborative arrangements with us. In addition, if business combinations involving our existing corporate collaborators were to occur, the effect could diminish, terminate or cause delays in our corporate collaborations. Should our collaborative partners fail to develop or commercialize compounds or products for which they have rights from us, we may not receive any future milestone payments and will not receive any royalties associated with such compounds or products. Conflicts might also arise with collaborative partners or licensors concerning proprietary rights to particular compounds. If our corporate collaborators were to breach or terminate their agreements with us or otherwise fail to conduct the collaborative activities successfully and in a timely manner, the preclinical or clinical development or commercialization of the affected product candidates or research program could be delayed or terminated.

We are also a party to various license agreements that give us rights to use specified technologies in our research and development processes or to product candidates. The agreements, pursuant to which we have in-licensed technology, permit our licensors to terminate the agreement under certain circumstances. If we are not able to continue to license these future technologies on commercially reasonable terms, our product development and research may be delayed.

If we fail to enter into new collaborative agreements in the future, our business and operations would be negatively impacted.

Our strategy depends upon the formation and sustainability of multiple collaborative arrangements and license agreements with third parties in the future. We expect to rely on these arrangements for not only financial resources, but also for expertise that we expect to need in the future relating to clinical trials, manufacturing, sales and marketing, and for license and technology rights. Although we have established collaborative arrangements and various license agreements, we do not know if we will be able to establish additional arrangements on favorable terms, or whether current or any future collaborative arrangements will ultimately be successful. There have been, and may continue to be, a significant number of recent business combinations among large pharmaceutical companies that have resulted, and may continue to result, in a reduced number of potential future corporate collaborators, which may limit our ability to find partners who will work with us in developing and commercializing our drug candidates. If we do not enter into new collaborative agreements, then our revenues will be reduced, and our drug candidates may not be developed, manufactured or marketed.

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

We do not know whether planned clinical trials will begin on time or whether any of our clinical trials will be completed on schedule, or at all. Negative or inconclusive results or adverse medical events during a clinical trial could cause a clinical trial to be repeated or a program to be terminated. In October 2001, we initiated clinical trials of KOS-862, which is directed to the treatment of cancer. Anti-cancer drugs generally have a narrow therapeutic window between efficacy and toxicity. If unacceptable toxicity is observed in clinical trials, the trials may be terminated at an early stage. Drug-related deaths may occur in clinical trials with anti-cancer drugs, because drugs for the treatment of cancer are typically dangerous and many cancer patients are critically ill.

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

The patent positions of biotechnology companies, including our patent position, involve complex legal and factual questions, and, therefore, validity and enforceability cannot be predicted with certainty. Patents may be challenged, deemed unenforceable, invalidated or circumvented. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets.

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

The biotechnology industry is characterized by extensive litigation regarding patents and other intellectual property rights. We are aware of patents and published patent applications that, if valid, and if we are unsuccessful in circumventing or acquiring the rights to these patents, may block our ability to commercialize products based on the drug candidates that we are developing. We cannot be sure that other parties have not filed for or been issued relevant patents that could affect our ability to obtain patents or to operate as we would like. Others may sue us in the future to challenge our patent rights or claim infringement of their patents. An adverse determination in litigation or in an administrative proceeding to which we may become a party could subject us to significant liabilities to others, require us to license disputed rights from others or require us to cease using the disputed technology.

We are aware of a significant number of patents and patent applications relating to aspects of our technologies and compounds filed by, and issued to, other parties. Others have filed patent applications or have been granted patents claiming inventions also claimed by us, and we may have to participate in an interference proceeding declared by the relevant patent agency or court to determine priority of invention and, thus, the right to a patent for these inventions in the United States. For example, we believe one or more interferences may be declared between patents and applications we own or have exclusively licensed and patents and applications owned by Novartis relating to epothilone biosynthetic genes and Epothilone D, one or more patent applications owned by Gesellschaft für Biotechnologische Forschung mbH relating to Epothilone D and patents and applications owned by Abbott Laboratories and Biotica Ltd. relating to erythromycin polyketide synthase genes, methods for altering polyketide synthase genes and erythromycin analogs and derivatives. Such a proceeding, or a lawsuit in which we are alleged to have infringed an issued patent, could result in substantial cost to us even if the outcome is favorable, and if the outcome is unfavorable, we could be required to license the other party’s rights, at terms that may be unfavorable to us, or cease using the technology. Even if successful on priority grounds, an interference may result in loss of claims based on patentability grounds raised in the interference. Although patent and intellectual property disputes in the biotechnology area are often settled through licensing or similar arrangements, costs associated with these arrangements may be substantial and could include ongoing royalties. Furthermore, we cannot be certain that a license would be available to us on satisfactory terms, if at all.

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

We have experienced a period of rapid and substantial growth that has placed, and if this growth continues will further place, a strain on our human and capital resources. If we are unable to manage this growth effectively, then our losses could increase. The number of our employees increased from 94 on September 30, 2001 to 109 on September 30, 2002. Retaining our current employees and recruiting qualified scientific personnel to perform future research and development work will be critical to our success. Competition is intense for experienced scientists, and we may not be able to retain or recruit sufficient skilled personnel to allow us to pursue collaborations and develop our products and core technologies to the extent otherwise possible. Additionally, we are highly dependent on the principal members of our management and scientific staff, such as our two co-founders, the loss of whose services would adversely impact the achievement of our objectives. Although we maintain and are the beneficiary of $1.0 million key-man life insurance policies for the lives of each of our two co-founders, Dr. Daniel Santi, our chief executive officer, and Dr. Chaitan Khosla, a director and consultant, we do not believe the proceeds would be adequate to compensate us for their loss.

Our facilities consist of approximately 118,000 square feet of research and office space located in Hayward, California, of which approximately 44,000, 69,000 and 5,000 square feet are leased to us until 2013, 2008 and 2005, respectively. We have an option to renew our lease on the 44,000 square foot facility for one additional period of five years and an option to renew our lease on the 69,000 square foot facility for two additional periods of five years.

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

We have adopted a rights agreement under which stockholders have the right to purchase shares of a new series of preferred stock at an exercise price of $70.00 per one one-hundredth of a share, if a person acquires more than 20% of our common stock. The rights plan could make it more difficult for a person to acquire a majority of our outstanding voting stock. The rights plan could also reduce the price that investors might be willing to pay for shares of our common stock and result in the market price being lower than it would be without the rights plan.

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

Our quarterly operating results have fluctuated in the past and are likely to do so in the future. These fluctuations could cause our stock price to fluctuate significantly or decline. Some of the factors that could cause our operating results to fluctuate include:

•	expiration or termination of research contracts with collaborators or government research grants, which may not be renewed or replaced;
•	the success rate of our discovery efforts leading to milestones and royalties;
•	the timing and willingness of collaborators to commercialize our products; and
•	general and industry specific economic conditions, which may affect our collaborators’ research and development expenditures.

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

We believe that existing cash and investment securities and anticipated cash flow from existing collaborations will be sufficient to support our current operating plan through at least 2004. We have based this estimate on assumptions that may prove to be wrong. Our future capital requirements depend on many factors that affect our research, development, collaboration and sales and marketing activities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

The following table represents the fair value balance of our cash, cash equivalents and short-term and long-term investments that are subject to interest rate risk by year of expected maturity and average interest rates as of September 30, 2002 (dollars in thousands):

	2002	2003	2004
Cash & cash equivalents	$23,371	—	—
Average interest rates	1.73%
Short-term investments	$9,389	$30,412	—
Average interest rates	2.41%	2.77%
Long-term investments	—	—	$12,090
Average interest rates			2.50%

We did not hold derivative instruments as of September 30, 2002, and we have never held such instruments in the past. In addition, we had outstanding debt, consisting of borrowings under equipment financings, of $3.7 million as of September 30, 2002, with a range of interest rates from 7.19% to 13.86%.

Item 4: Controls and Procedures

Kosan’s management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Of the net offering proceeds, through September 30, 2002, approximately $1.6 million had been used to purchase property and equipment and approximately $6.4 million had been used for general corporate purposes. We intend to use the remaining net proceeds for advancing our drug candidates through preclinical and later stage development, discovering or acquiring new drug candidates, expanding our technology platform, capital expenditures, working capital, general corporate purposes and possible future acquisitions. Pending such uses, the balance has been invested in U.S. Treasury and government agency obligations, investment-grade asset-backed securities and corporate obligations.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.    Other Information

Not applicable.

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits:

Exhibit No.
3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Bylaws of Registrant (2)

4.1	Form of Specimen Common Stock Certificate (2)

10.43†	Collaborative Research, Development and Commercialization Agreement, dated as of September 19, 2002, by and between Registrant and Hoffman-La Roche, Inc.

10.44†	Consent to the License Agreement, effective as of September 16, 2002, by and between Registrant and Stanford University

10.45†	Consent to the License Agreement, effective as of September 16, 2002, by and between Registrant and The Sloan-Kettering Institute for Cancer Research

99.1	99.2 Certification, dated as of November 13, 2002, by Chief Executive Officer and President, Chief Operating Officer (3)

(b) Reports on Form 8-K
On September 23, 2002, we filed a Current Report on Form 8-K, in connection with the announcement of our Collaborative Research, Development and Commercialization Agreement with Hoffman-La Roche, Inc.

(1)	Filed with Kosan’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.
(2)	Filed with Kosan’s Registration Statement on Form S-1, as amended (No. 333-33732), and incorporated herein by reference.
(3)
The certification accompanies this Quarterly Report on Form 10-Q pursuant to §906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Kosan for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been separately filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kosan Biosciences Incorporated

November 13, 2002	By:	/s/ Daniel V. Santi, M.D., Ph.D.
Daniel V. Santi, M.D., Ph.D.
Chairman and Chief Executive Officer

November 13, 2002	By:	/s/ Michael S. Ostrach
Michael S. Ostrach
President, Chief Operating Officer and Acting Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit No.

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Bylaws of Registrant (2)

4.1	Form of Specimen Common Stock Certificate (2)

10.43†	Collaborative Research, Development and Commercialization Agreement, dated as of September 19, 2002, by and between Registrant and Hoffman-La Roche, Inc.

10.44†	Consent to the License Agreement, effective as of September 16, 2002, by and between Registrant and Stanford University

10.45†	Consent to the License Agreement, effective as of September 16, 2002, by and between Registrant and The Sloan-Kettering Institute for Cancer Research

99.1	Certification, dated as of November 13, 2002, by Chief Executive Officer and President, Chief Operating Officer (3)

(1)	Filed with Kosan’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.
(2)	Filed with Kosan’s Registration Statement on Form S-1, as amended (No. 333-33732), and incorporated herein by reference.
(3)
The certification accompanies this Quarterly Report on Form 10-Q pursuant to §906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Kosan for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been separately filed with the Securities and Exchange Commission.