Form 10-Q/A
period 2002-09-30
KOSAN BIOSCIENCES INC
filed 2002-11-26
CIK 1110206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Form 10-Q/A

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

Item 4: Controls and Procedures

Our chief executive officer and chief financial officer have concluded that Kosan’s disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-14(c)) are sufficiently effective to ensure that the information required to be disclosed by the company in the reports it files under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness, based on an evaluation of such controls and procedures conducted within 90 days prior to the date hereof.

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above, nor were there any significant deficiencies or material weaknesses in Kosan’s internal controls. Accordingly, no corrective actions were required or undertaken.

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

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.    Other Information

Not applicable.

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits:

Exhibit No.
3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Bylaws of Registrant (2)

4.1	Form of Specimen Common Stock Certificate (2)

10.43†	Collaborative Research, Development and Commercialization Agreement, dated as of September 19, 2002, by and between Registrant and Hoffman-La Roche, Inc. (3)

10.44†	Consent to the License Agreement, effective as of September 16, 2002, by and between Registrant and Stanford University (3)

10.45†	Consent to the License Agreement, effective as of September 16, 2002, by and between Registrant and The Sloan-Kettering Institute for Cancer Research (3)

99.1	Certification, dated as of November 25, 2002, by Chief Executive Officer and President, Chief Operating Officer and Acting Principal Financial and Accounting Officer (4)

(b) Reports on Form 8-K

On September 23, 2002, we filed a Current Report on Form 8-K, in connection with the announcement of our Collaborative Research, Development and Commercialization Agreement with Hoffman-La Roche, Inc.

(1)	Filed with Kosan’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.
(2)	Filed with Kosan’s Registration Statement on Form S-1, as amended (No. 333-33732), and incorporated herein by reference.
(3)	Previously filed with Kosan’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
(4)
This certification accompanies this Quarterly Report on Form 10-Q, as amended, pursuant to §906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Kosan for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been separately filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kosan Biosciences Incorporated

November 25, 2002	By:	/s/ Daniel V. Santi, M.D., Ph.D.
Daniel V. Santi, M.D., Ph.D.
Chairman and Chief Executive Officer

November 25, 2002	By:	/s/ Michael S. Ostrach
Michael S. Ostrach
President, Chief Operating Officer and Acting Principal Financial and Accounting Officer

CERTIFICATION

I, Daniel V. Santi, M.D., Ph.D., Chief Executive Officer of Kosan Biosciences Incorporated, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Kosan Biosciences Incorporated;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 13, 2002	By:	/s/ DANIEL V. SANTI, M.D., PH.D.
Daniel V. Santi, M.D., Ph.D. Chairman and Chief Executive Officer

CERTIFICATION

I, Michael S. Ostrach, President, Chief Operating Officer and Acting Principal Financial and Accounting Officer of Kosan Biosciences Incorporated, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Kosan Biosciences Incorporated;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 13, 2002	By:	/s/ MICHAEL S. OSTRACH
Michael S. Ostrach President, Chief Operating Officer and Acting Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit No.

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Bylaws of Registrant (2)

4.1	Form of Specimen Common Stock Certificate (2)

10.43†	Collaborative Research, Development and Commercialization Agreement, dated as of September 19, 2002, by and between Registrant and Hoffman-La Roche, Inc. (3)

10.44†	Consent to the License Agreement, effective as of September 16, 2002, by and between Registrant and Stanford University (3)

10.45†	Consent to the License Agreement, effective as of September 16, 2002, by and between Registrant and The Sloan-Kettering Institute for Cancer Research (3)

99.1	Certification, dated as of November 25, 2002, by Chief Executive Officer and President, Chief Operating Officer and Acting Principal Financial and Accounting Officer (4)

(1)	Filed with Kosan’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.
(2)	Filed with Kosan’s Registration Statement on Form S-1, as amended (No. 333-33732), and incorporated herein by reference.
(3)	Previously filed with Kosan’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
(4)
This certification accompanies this Quarterly Report on Form 10-Q, as amended, pursuant to §906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Kosan for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been separately filed with the Securities and Exchange Commission.