Form 10-K
period 2002-12-31
KOSAN BIOSCIENCES INC
filed 2003-03-28
CIK 1110206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __________ to __________.

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

Common Stock, $.001 par value per share

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $137,718,235(1)

The aggregate market value of the common stock of the registrant held by non-affiliates as of March 14, 2003, based upon the closing sale price of the registrant’s common stock listed on the Nasdaq National Market on March 14, 2003, was $74,526,597.(2)

The number of shares of common stock of the registrant outstanding at March 14, 2003 was 25,507,249 shares.

(1)	Based on a closing price of $8.71 per share on June 28, 2002. Excludes approximately 9,509,084 shares of the registrant’s common stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the common stock outstanding at June 28, 2002.
(2)	Based on a closing price of $4.66 per share on March 14, 2003. Excludes approximately 9,514,417 shares of the registrant’s common stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the common stock outstanding at March 14, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Proxy Statement in connection with the registrant’s 2003 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report on Form 10-K, are incorporated by reference into Part II and Part III of this report.

Kosan Biosciences Incorporated

Form 10-K

For the Fiscal Year Ended December 31, 2002

PART I

Forward-Looking Statements and Risk Factors

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements about:

•	our strategy;

•	sufficiency of our cash resources;

•	revenues from existing and new collaborations;

•	the progress of our research programs, including clinical testing;

•	product development; and

•	our research and development and other expenses.

These forward-looking statements are generally identified by words such as “expect,” “anticipate,” “intend,” “believe,” “hope,” “assume,” “estimate,” “plan,” “will” and other similar words and expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Discussions containing these forward-looking statements may be found in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements involve risks and uncertainties, including the risks discussed in “Item 1. Business—Risks Factors That May Affect Results of Operations and Financial Condition,” that could cause our actual results to differ materially from those in the forward-looking statements. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document. The risks discussed in “Item 1. Business—Risks Factors That May Affect Results of Operations and Financial Condition” and elsewhere in this report should be considered in evaluating our prospects and future financial performance.

Item 1.    Business

Overview

We are a biotechnology company using our proprietary technologies to develop drug candidates from an important class of natural product compounds known as polyketides. Polyketides are naturally made in very small amounts in certain microorganisms and are difficult to make or modify chemically. Using our proprietary technologies, we are able to create, modify and produce polyketides in ways that chemists generally cannot. Because polyketides have been a rich source of marketed drugs, creating novel polyketides should provide us with a pipeline of potential drug candidates that address existing or potential large markets.

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

Our strategy is to use our technologies to create new polyketides for pharmaceutical development, to make improved versions of known polyketide pharmaceuticals and to advance selected drug candidates into clinical trials. We are co-developing epothilones, a class of polyketides, for the treatment of cancer with Hoffman-La Roche, Inc. and F. Hoffman-La Roche Ltd., collectively Roche, and have U.S. co-marketing rights to any resulting epothilones that receive regulatory approval for marketing. Our lead epothilone candidate, KOS-862 (Epothilone D), is in Phase I human clinical trials. In collaboration with the National Cancer Institute, or NCI, a component of the National Institutes of Health, or NIH, we are developing derivatives of geldanamycin, a polyketide, for the treatment of cancer. Our lead geldanamycin candidate, 17-AAG, a derivative of geldanamycin, is in Phase I human clinical trials being conducted by the NCI. We also have antibiotic product candidates that are undergoing preclinical evaluation by our collaborative partner, Johnson & Johnson Pharmaceutical Research & Development, LLC, or J&JPRD, a subsidiary of Ortho-McNeil Pharmaceutical, Inc.

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

The structure of a polyketide can therefore be viewed as being determined by the types, order and number of modules in a modular PKS. The types of modules dictate which building blocks are used, the order of the modules dictates the sequence of building blocks and the number of modules dictates the number of building blocks in, or size of, the polyketide. Modifying, adding or deleting the modules results in specific and predictable changes to the structure of the polyketide.

Our Strategy

Our goal is to use our technologies to create a pipeline of drug candidates that can be advanced into clinical trials and developed into commercialized drugs. Our focus is on drug candidates that address existing or potential large markets. Our strategy includes the following components:

Maximize Value, Minimize Risk.    Our principal programs are focused on the development of improved versions of existing pharmaceutical products and increasing the efficiency and large-scale production of polyketides. By improving the properties of known compounds, we believe we can create novel products that take advantage of the known utility, safety, development path and market for existing drugs to reduce the risk and time required for development.

Establish Collaborative Relationships.    We have a collaboration with Roche to co-develop and commercialize our anticancer product candidate, KOS-862 (Epothilone D), and other epothilone analogs for the treatment of cancer. We have a collaboration with the NCI to clinically develop 17-AAG and other geldanamycin derivatives for the treatment of cancer. We have a collaboration with J&JPRD to develop ketolide antibiotics. We plan to establish additional collaborative relationships with large pharmaceutical companies and other research and development organizations to help us obtain our drug candidates or advance them into or through clinical trials and to the market, prepare and screen our polyketide libraries, apply our technologies to create new polyketides and develop large-scale production systems.

Acquire Complementary Technologies and Products.    We have research and license agreements with Sloan-Kettering Institute for Cancer Research, or Sloan-Kettering, and with the NCI in the area of cancer therapeutics. We may acquire or license additional complementary technologies or product candidates from others.

Enhance Leadership Position of Our Technology Platform.    We intend to expand and enhance our technologies by increasing in-house research activities. We plan to continue to extend the reach of our technologies through strategic alliances or acquisitions. We plan to broaden and protect our intellectual property portfolio and in-license patents that complement our core technologies.

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

Product Development Opportunities

Our primary programs are currently directed at discovery and development of polyketides for cancer, infectious disease and gastrointestinal motility disorders. These programs were selected because they represent opportunities where our technologies could improve upon existing products or fill unmet needs, and because each addresses existing or potential large markets. We are able to maintain a diverse portfolio of drug candidates because the fundamental aspects of our technology generally apply to all modular PKS gene clusters.

Cancer

Epothilones

A number of cancers are treated with cytotoxic drugs known as taxanes, including paclitaxel, marketed as Taxol® by Bristol-Myers Squibb Company, and docetaxel, marketed as Taxotere® by Aventis Pharmaceuticals, Inc. In 2001, sales of taxanes exceeded $2.0 billion. Some tumors are resistant to taxanes. Thus, there exists a significant commercial opportunity for a potentially more effective and safer class of cytotoxic drugs to treat multiple forms of cancer.

Epothilones represent a promising class of polyketides for the treatment of cancer. KOS-862 (Epothilone D), a polyketide that has a similar mechanism of action as Taxol®, is active against taxane-resistant tumors. KOS-862 and its analogs have potent cytotoxic activity against multiple tumor cell lines and human xenograft tumors implanted in mice. Our heterologous over-expression technology allows polyketide genes to be moved from the natural producer organism to another to produce greater quantities of polyketides than the natural producer organism. We have internally manufactured sufficient quantities of KOS-862 to support Phase I clinical trials and are producing additional quantities in anticipation of Phase II needs.

We are conducting three Phase I human clinical trials investigating six separate dosing schedules of KOS-862 and expect to enter Phase II human clinical trials in the second half of 2003. Other epothilones, including those being developed by Bristol-Myers Squibb and Novartis AG, are reported to be in Phase II clinical trials in cancer patients. In September 2002, we entered into a collaboration agreement with Roche to jointly conduct clinical development of KOS-862 and to research and develop back-up compounds and production improvements.

Geldanamycin

Hsp90 (heat shock protein 90) is a protein chaperone that binds to several sets of signaling proteins, known as “client proteins.” These client proteins include several cancer-relevant targets such as mutated p53, Bcr-Abl, Raf-1, ErbB2 and other kinases, as well as steroid hormone receptors. Disruption of the Hsp90-client protein complexes leads to degradation of the client proteins. The polyketide geldanamycin, and derivatives such as 17-AAG, bind to Hsp90 and cause dissociation and degradation of client proteins. Because the Hsp90 client proteins are important in signal transduction and in transcription, geldanamycin derivatives, such as 17-AAG, may serve as chemotherapeutic agents in a number of diseases. Moreover, preclinical studies suggest that these compounds are synergistic with certain other inhibitors of the signal transduction client proteins, as well as several conventional anticancer agents.

In October 2002, we entered into two Cooperative Research and Development Agreements (CRADAs) with the NIH to collaborate with the NCI on the clinical development of 17-AAG, currently in Phase I human clinical trials, which are being funded by the NCI, and the development of geldanamycin derivatives. We are collaborating with the NCI to complete ongoing Phase I 17-AAG clinical trials, to initiate NCI funded Phase II clinical trials of 17-AAG as a monotherapy and to initiate Phase Ib clinical trials of 17-AAG in combination with other anticancer drugs. Under the terms of the CRADAs, we are responsible for the provision of sufficient quantities of clinical material necessary to conduct the clinical development of 17-AAG and we have the option, at our expense, to conduct our own clinical trials of 17-AAG and geldanamycin derivatives.

Discodermolide

Discodermolide, a polyketide with potent activity against cancer cells, originally was isolated from a Caribbean sponge in minute quantities. Discodermolide has a mechanism of action similar to KOS-862 and Taxol®. Preclinical evaluation of discodermolide indicates that it may be a potent and promising compound for the treatment of cancer. Using our proprietary polyketide technology and medicinal chemistry techniques, we are seeking to generate novel derivatives of discodermolide for preclinical evaluation and seeking to develop methods to produce quantities sufficient for further testing.

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

Currently, the leading antibiotics used in fighting infectious diseases are clarithromycin, marketed as Biaxin® by Abbott Laboratories, and azithromycin, marketed as Zithromax® by Pfizer Inc. These are polyketide-derived antibiotics that show high potency, a broad spectrum of activity and few side effects. In 2001, these products had combined revenues of approximately $2.0 billion. However, organisms are emerging that are resistant to these two drugs. Ketolides, derivatives of the polyketide erythromycin, possess the potency and spectrum of activity shown by clarithromycin and azithromycin, but are effective against these resistant organisms. Aventis has received regulatory approval in Europe and major Latin American markets and has received an approvable letter by the U.S. Food and Drug Administration, or FDA, to market a ketolide antibiotic called Ketek®.

Under our collaboration agreement with J&JPRD, we have used our chemo-biosynthesis technology to generate several proprietary ketolides that we believe have activities competitive with other ketolides. Several of these compounds are currently undergoing preclinical evaluation by J&JPRD. We also have an internally funded program to generate new macrolide antibiotics designed to be effective against resistant organisms.

Gastrointestinal Motility

One of the actions of erythromycin is stimulation of gastrointestinal movement, or GI motility. Erythromycin-derived compounds called motilides may be useful to treat diseases such as gastroparesis and gastroesophageal reflux disease, also known as GERD or heartburn, that are unresponsive to antacids. Until recently, the leading product used for stimulation of GI motility was cisapride, marketed as Propulsid® by Johnson & Johnson, which had sales of approximately $1.0 billion in 1999. However, due to reported side effects, cisapride is no longer marketed in the United States and other countries. Motilides have an entirely different mechanism of action and should not have the same side effects as cisapride.

Many compounds in our erythromycin library can readily be converted into motilides. In addition, our technologies enable the preparation of numerous new motilides that could not easily be made chemically. We have generated a range of proprietary motilides and plan to conduct preclinical evaluation during 2003.

Research and Development Expenses

Our research and development expenses were approximately $28.4 million in 2002, $25.5 million in 2001 and $17.6 million in 2000.

Intellectual Property

Our intellectual property consists of patents, copyrights, trade secrets and know-how. Our ability to compete effectively depends in large part on our ability to obtain patents for our technologies and products, maintain trade secrets and operate without infringing the rights of others and prevent others from infringing upon our proprietary rights. We will be able to protect our technologies from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents, or are effectively maintained as trade secrets. Accordingly, patents or other proprietary rights are an essential element of our business. As of December 31, 2002, we owned 22 U.S. and four foreign patents (which expire beginning in 2013) and had exclusive license rights to 27 U.S. and ten foreign patents (which expire beginning in 2013) owned by Stanford University and six U.S. and 16 foreign patents (which expire beginning in 2014) owned by Sloan-Kettering. On that date, we also had 87 U.S. and 151 foreign patent applications, as well as exclusive license rights to 27 U.S. and 44 foreign patent applications.

Our policy is to file patent applications to protect technology and compounds commercially important to our business. We also rely on trade secrets to protect our technology where patent protection is deemed inappropriate or unobtainable. We protect our proprietary technology and processes, in part, by confidentiality agreements with our employees, consultants, collaborators and certain contractors. There can be no assurance that our confidential trade secret information will not be disclosed, that others will not independently develop substantially equivalent proprietary information and techniques or that we can meaningfully protect our proprietary information.

Collaborative Research and Development Agreements

Roche

Effective September 2002, we signed a research and collaboration agreement with Hoffman-La Roche, Inc. and F. Hoffman-La Roche Ltd. Under the terms of the agreement, Roche has worldwide exclusive rights to market and sell KOS-862 (Epothilone D) in the field of oncology, and we will co-develop and have the right to co-promote the product in the United States. The principal focus of the collaboration is the clinical development and marketing of KOS-862 and eventual back-up compounds. Any such back-up candidates would be collaboratively developed by Roche and us, and would be marketed by Roche, and could, at our option, be co-promoted by us with Roche for the treatment of cancer.

Under the agreement, we are entitled to receive clinical development funding for our activities under the collaboration, process and back-up development program funding at specified levels, and milestone payments based upon achievement of clinical, regulatory and commercial events. We estimate that these types of cash payments could total up to $220 million, based upon our current expectations for program expenses and assuming successful development and commercialization of one product that achieves each milestone event. In addition, we are entitled to receive royalties on any sales of collaboration products. We have the option to increase our royalties by contributing to development costs and by co-promotion of products resulting from the collaboration.

Pursuant to this agreement, we recognized approximately $3.4 million of contract revenue for the year ended December 31, 2002. Such amount, excluding the ratable portion of an initial payment, approximated research and development expenses under this collaboration agreement. Included in 2002 contract revenue was the ratable portion of the first of two $12.5 million installments of an initial fee, which is being recognized over a five-year estimated clinical development term of the agreement.

Either party may terminate the agreement at any time for the other party’s uncured material breach of the agreement. In addition, Roche may terminate the agreement as a whole during an initial period solely for cause relating to the success of the program (not needing to relate to any breach by us), or after this initial period for convenience entirely or in part. Upon such a termination by Roche for cause or convenience, the licensed rights would revert to us and Roche would provide us with other assistance to take over the previously licensed products. Unless earlier terminated, the agreement will remain in effect for the life of the relevant patents

Johnson & Johnson

Effective September 1998, we signed a collaborative agreement with The R.W. Johnson Pharmaceutical Research, Inc., or RWJPRI, and Ortho-McNeil Pharmaceutical, Inc., both Johnson & Johnson companies. Effective January 1, 2002, RWJPRI assigned its rights and obligations under the agreement to Johnson & Johnson Pharmaceutical Research and Development, LLC, or J&JPRD, a subsidiary of Ortho-McNeil Pharmaceutical, Inc. Under the terms of the agreement, we use our technologies to produce specific novel antibiotics on a reasonable efforts basis. The agreement provides for J&JPRD to fund our research and development under the program at specified levels. We have amended the agreement to extend the research program several times. Most recently, in December 2002, we amended the agreement to extend until at least December 2003, subject to early termination provisions. Under the terms of the extension, J&JPRD has the right to evaluate two selected series of compounds in preclinical studies and to obtain exclusive commercialization rights. Rights to compounds and technologies developed in the collaboration that are not related to the compounds under study by J&JPRD or their close structural analogs have reverted to us.

J&JPRD has the exclusive right under the agreement to develop, market and sell those drugs resulting from this collaboration that J&JPRD selects. We are entitled to milestone payments based upon achievement of specified research and development milestones. We are also entitled to receive royalty payments based on any product sales.

Pursuant to this agreement, we recognized approximately $2.9 million, $3.2 million and $3.8 million of contract revenue for the years ended December 31, 2002, 2001 and 2000, respectively. Such amounts, excluding initial and milestone payments, approximated research and development expenses under this collaboration. Included in 2000 contract revenue was the ratable portion of a $1.0 million up-front fee received upon signing the agreement, which was recognized over the initial two-year research term of the agreement. Included in 2001 contract revenue was a $250,000 non-recurring milestone payment earned under this agreement.

After the research term under this agreement ends, J&JPRD can terminate the agreement as a whole or with respect to any pharmaceutical product upon three months’ written notice. Either party may terminate the agreement at any time upon the other party’s uncured material breach of the agreement. Under some terminations, rights to compounds developed under the agreement revert to us except for rights to certain compounds designated by J&JPRD. Under other terminations, all compounds included under the agreement revert to us. J&JPRD provides certain assistance to transfer reverting compounds and rights in them to us.

Sloan-Kettering Institute for Cancer Research

Effective August 2000, we signed a research and license agreement with Sloan-Kettering relating to epothilones. Under the agreement, we will use our technologies to produce KOS-862 (Epothilone D), currently in Phase I clinical trials, and work collaboratively with Sloan-Kettering to develop compounds and production methods and to conduct clinical trials. Under the agreement, each party licenses the other party for activities as part of the collaborative program. In addition, Sloan-Kettering exclusively licenses us for all further development and commercialization of compounds selected by us in accordance with the agreement.

Under the agreement, we paid Sloan-Kettering an initial license fee and will pay annual maintenance fees as well as payments for research and development costs (including the costs of clinical trials). In addition, we must pay Sloan-Kettering milestone payments if clinical development milestones are reached, royalty payments based on net sales of products covered by the collaboration, and a share of some sublicensing revenues.

If we and Sloan-Kettering jointly determine that the objectives of the research plan cannot be met, then the agreement terminates. Upon termination, all licenses granted by one party to the other revert to the granting party. Otherwise, so long as we are actively developing or commercializing a product under the agreement, the agreement and our license do not terminate until our royalty obligations expire, in most cases, with the last patent covering the last product, or, if later, a specified number of years after the first commercial sale of unpatented products. Effective September 2002, we received a consent from Sloan-Kettering to enter into a sublicense agreement with Roche and amended the research and license agreement with Sloan-Kettering to harmonize it with the collaboration agreement with Roche.

Stanford University

Effective March 1996, we entered into an exclusive license agreement with the Board of Trustees of the Leland Stanford Junior University, or Stanford University, for certain technology and related patent rights now contained in 27 issued U.S. and ten issued foreign patents, as well as 67 U.S. and foreign patent applications, and materials for the recombinant production of novel polyketides. Under the terms of the agreement, we paid a license issue fee to Stanford University, and we pay annual maintenance fees, make milestone payments based on achievement of specified events with licensed products, pay royalties on net sales of products claimed in or originating from the licensed technology, and pay shares of some sublicensing fees. In March 2000, we amended the agreement to provide us an exclusive option to acquire an exclusive or non-exclusive license to future patents or patent applications that are related to certain technology developed by Chaitan S. Khosla, Ph.D. related to polyketides and their production, and chosen by Stanford University in its discretion. Effective September 2002, we received a consent from Stanford University to enter into a sublicense agreement with Roche and amended the research and license agreement to grant a sublicense to Roche and to harmonize it with the collaboration agreement with Roche.

National Institutes of Health/NCI

Effective October 2002, we entered into two CRADAs with the NIH. Under these agreements, we will collaborate with the NCI in the clinical development of 17-AAG, and the development of geldanamycin derivatives. We have the option to obtain exclusive licenses under patents claiming inventions made in the collaborations under standard NIH licensing terms. Under the CRADAs, we must conduct various activities, including providing quantities of the drugs for the preclinical studies and clinical trials, and a specified number of personnel to the programs. The clinical trials of 17-AAG and other derivatives are sponsored by the NCI in collaboration with us. The term of the collaborative programs is currently scheduled for four years, but may be adjusted as the programs proceed.

Under a November 2002 license agreement with the NIH, we obtained exclusive commercial rights under pending patent applications relating to the geldanamycin derivatives being developed under the CRADAs. Initially, our license is limited to specified medical fields of use, including treatment of cancer, re-stenosis and neurodegenerative diseases relating to undesired cell growth, and we may include additional fields of use to the license as we go along. We have paid the NIH an up-front fee and will owe annual minimum royalties, patent fees, royalties based on net sales of licensed products, milestone payments if clinical development milestones are reached, and a portion of our sublicensing revenues. The agreement and our license could terminate if we are not diligent or otherwise default in performing our material obligations under the agreement, and fail to cure the deficiency. The agreement contains standard NIH licensing terms. Unless the agreement is earlier terminated, our license will endure for the life of the licensed patents.

We made total payments under our collaboration and license agreements for the years ended December 31, 2002, 2001 and 2000 of approximately $1.5 million, $721,000 and $373,000, respectively.

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

We expect to encounter significant competition for any of the pharmaceutical products we develop. Companies that complete clinical trials, obtain required regulatory approvals and commence commercial sales of their products before their competitors may achieve a significant competitive advantage. We are aware that many other companies or institutions are pursuing the development of drugs and technologies directly targeted at applications for which we are developing our drug compounds. Aventis Pharmaceuticals has received regulatory approval in Europe and major Latin American markets and has received an approvable letter from the FDA to market a ketolide antibiotic called Ketek®. Chugai Pharmaceuticals has a motilide compound in clinical trials. Two other large pharmaceutical companies, Novartis and Bristol-Myers Squibb, have epothilone compounds in clinical trials. Because we have not yet initiated clinical trials for our own ketolide and motilide compounds, it is likely that, even if we are successful in developing a product, one or more of these compounds of our competitors will be approved and marketed as products before our own. This could place us and our collaborators at a significant disadvantage, especially in the event our compounds do not have superior properties or cost advantages, and prevent us from realizing significant commercial benefit from such products.

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

The results of product development, preclinical studies and clinical trials are submitted to the FDA as part of an NDA or BLA. The FDA may deny an NDA or BLA if the applicable regulatory criteria are not satisfied or may require additional clinical data. Even if such data are submitted, the FDA may ultimately decide that the NDA or BLA does not satisfy the criteria for approval. Once issued, the FDA may withdraw product approval if compliance with regulatory standards is not maintained or if problems occur after the product reaches the market. In addition, the FDA may require testing and surveillance programs to monitor the effect of approved products that have been commercialized, and the FDA has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs.

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

We commenced operations in 1996 and are still in an early stage of development. We have not commercialized any products, and we have incurred significant losses to date. As of December 31, 2002, we had an accumulated deficit of approximately $69.4 million. To date, our revenues have been solely from collaborations and government grant awards. Our expenses have consisted principally of costs incurred in research and development and from general and administrative costs associated with our operations. We have incurred net losses since our inception, including net losses of approximately $20.9 million in 2002, $21.9 million in 2001 and $26.3 million 2000. We expect our expenses to increase and to continue to incur operating losses for at least the next several years as we continue our research and development efforts for our drug candidates. The amount of time necessary to commercialize any of our drug candidates successfully is long and uncertain, and successful commercialization may not occur at all. As a result, we may never become profitable.

If our current collaborations are unsuccessful or if conflicts develop with these relationships or under our license agreements, our research and development efforts could be delayed and our revenues could significantly decrease.

We have collaborative arrangements with two corporate collaborators, Hoffman-La Roche, Inc. and F. Hoffman-La Roche Ltd., and Johnson & Johnson Pharmaceutical Research and Development, LLC, a subsidiary of Ortho-McNeil Pharmaceutical, Inc., and several other research groups, including Sloan-Kettering Institute for Cancer Research and the National Cancer Institute. We may not be able to maintain or extend these collaborations on acceptable terms, if at all. If we do not maintain, extend or replace these collaborations, our research and development efforts could be delayed and our revenues could significantly decrease.

We do not control the amount and timing of resources that our collaborators devote to our programs or potential products. As a result, we do not know if our collaborators will dedicate sufficient resources or if the development or commercialization efforts by our corporate collaborators will be successful. We also do not know whether our current collaborative partners or future collaborative partners, if any, might pursue alternative technologies or develop alternative products either on their own or in collaboration with others, including our competitors, as a means for developing treatments for the diseases targeted by collaborative arrangements with us. In addition, if a business combination involving our existing corporate collaborators were to occur, the effect could diminish, terminate or cause delays in our corporate collaborations. Should our corporate partners fail to develop or commercialize a compound or product for which they have rights from us, we may not receive any future milestone payments and will not receive any royalties associated with such compound or product. Conflicts might also arise with collaborative partners concerning proprietary rights to particular compounds, in which case we might not obtain rights to certain compounds or technologies. If our collaborators were to breach or terminate their agreements with us or otherwise fail to conduct the collaborative activities successfully and in a timely manner, the preclinical or clinical development or commercialization of the affected product candidates or research program could be delayed or terminated. In addition, if we do not maintain or further extend our agreements with Roche and J&JPRD, our revenues will significantly decrease unless we enter into additional collaborations that provide substantial revenues.

We are also a party to various license agreements that give us rights to use specified technologies in our research and development processes. The agreements, pursuant to which we have in-licensed technology, permit our licensors to terminate the agreement under certain circumstances. If we are not able to continue to license these future technologies on commercially reasonable terms, our product development and research may be delayed and our revenues could significantly decrease.

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

We do not know whether planned clinical trials will begin on time or whether any of our clinical trials will be completed on schedule, or at all. Negative or inconclusive results or adverse medical events during a clinical trial could cause a clinical trial to be repeated or a program to be terminated. We have two product candidates in human clinical trials for the treatment of cancer. Anticancer drugs generally have a narrow therapeutic window between efficacy and toxicity. If unacceptable toxicity is observed in clinical trials, the trials may be terminated at an early stage. Drug-related deaths may occur in clinical trials with anticancer drugs, because drugs for the treatment of cancer are typically dangerous and cancer patients are critically ill.

Completion of clinical trials may take several years or more. The length of time generally varies substantially according to the type, complexity, novelty and intended use of the drug candidate. Our clinical trials may be suspended at any time, if we or the FDA believe the patients participating in our studies are exposed to unacceptable health risks. Our commencement and rate of completion of clinical trials may be delayed by many factors, including:

•	ineffectiveness of the study compound, or perceptions by physicians that the compound is not effective for a particular indication;

•	inability to manufacture sufficient quantities of compound for use in clinical trials;

•	failure of the FDA to approve our clinical trial protocols;

•	slower than expected rate of patient recruitment;

•	adverse medical events or the death of patients during a clinical trial for a variety of reasons, including the advanced status of their disease and medical problems that are not related to our product candidates;

•	inconclusive or negative results experienced during the clinical trial;

•	third-party clinical investigators may not perform our clinical trials on our anticipated schedule or consistent with a clinical trial protocol, and other third-party organizations may not perform data collection and analysis in a timely or accurate manner; and

•	government or regulatory delays.

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

We do not know whether our existing or any future clinical trials will demonstrate safety and efficacy sufficient to obtain the requisite regulatory approvals or will result in marketable products. Our failure to adequately demonstrate the safety and efficacy of our products under development will prevent receipt of FDA and foreign approvals and, ultimately, commercialization of our products. If any current or future clinical trials are not successful, our business, financial condition and results of operations will be harmed.

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

The patent positions of biotechnology companies, including our patent position, involve complex legal and factual questions, and, therefore, validity and enforceability cannot be predicted with certainty. Patents may be challenged, deemed unenforceable, invalidated or circumvented. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies and products are covered by valid and enforceable patents or are effectively maintained as trade secrets.

The degree of future protection for our proprietary rights is uncertain, and we cannot ensure that:

•	we or our licensors were the first to make the inventions covered by each of our pending patent applications;

•	we or our licensors were the first to file patent applications for these inventions;

•	others will not independently develop similar or alternative technologies or duplicate any of our technologies;

•	any of our or our licensors’ pending patent applications will result in issued patents;

•	any patents issued to us or our licensors and collaborators will provide a basis for commercially viable products, will provide us with any competitive advantages or will not be challenged by third parties;

•	we will develop additional proprietary technologies that are patentable; or

•	the patents of others will not have an adverse effect on our business.

We apply for patents covering both our technologies and drug candidates, as we deem appropriate. However, we may fail to apply for patents on important technologies or products in a timely fashion or at all. Our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products. In addition, we generally do not control the patent prosecution of technology that we license from others. Accordingly, we are unable to exercise the same degree of control over this intellectual property as we would over our own.

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

We are aware of a significant number of patents and patent applications relating to aspects of our technologies and compounds filed by, and issued to, other parties. Others have filed patent applications or have been granted patents claiming inventions also claimed by us, and we may have to participate in an interference proceeding declared by the relevant patent agency or court to determine priority of invention and, thus, the right to a patent for these inventions in the United States. For example, we believe one or more interferences may be declared between patents and applications we own or have exclusively licensed and patents and applications owned by Novartis relating to epothilone biosynthetic genes and Epothilone D; patent applications believed by us to be licensed to Bristol-Myers Squibb relating to epothilones; and patents and applications owned by Abbott Laboratories and Biotica relating to erythromycin polyketide synthase genes, methods for altering polyketide synthase genes and erythromycin analogs and derivatives. Such a proceeding or a lawsuit in which we are alleged to have infringed an issued patent could result in substantial cost to us even if the outcome is favorable, and if the outcome is unfavorable, we could be required to license the other party’s rights, at terms that may be unfavorable to us, or cease using the technology. Even if successful on priority grounds, an interference may result in loss of claims based on patentability grounds raised in the interference. Although patent and intellectual property disputes in the biotechnology area are often settled through licensing or similar arrangements, costs associated with these arrangements may be substantial and could include ongoing royalties. Furthermore, we cannot be certain that a license would be available to us on satisfactory terms, if at all.

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

Litigation or the failure to obtain licenses could prevent us from commercializing products.

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

If we are unable to recruit and retain skilled employees, we may not be able to achieve our objectives.

Retaining our current employees and recruiting qualified scientific personnel to perform future research and development work will be critical to our success. Competition is intense for experienced scientists, and we may not be able to retain or recruit sufficient skilled personnel to allow us to pursue collaborations and develop our products and core technologies to the extent otherwise possible. Additionally, we are highly dependent on the principal members of our management and scientific staff, such as our two co-founders, the loss of whose services would adversely impact the achievement of our objectives. Although we maintain and are the beneficiary of $1.0 million key-man life insurance policies for the lives of each of our two co-founders, Daniel V. Santi, M.D., Ph.D., our chairman and chief executive officer, and Chaitan S. Khosla, Ph.D., a director and consultant, we do not believe the proceeds would be adequate to compensate us for their loss.

We face intense competition from large pharmaceutical companies, biotechnology companies and academic groups.

We face, and will continue to face, intense competition from organizations such as large biotechnology and pharmaceutical companies, as well as academic and research institutions and government agencies, that are pursuing competing technologies and products. These organizations may develop technologies or products that are superior alternatives to ours. For example, other epothilones, including those being developed by Bristol-Myers Squibb and Novartis AG, are reported to be in Phase II clinical trials in cancer patients. Further, our competitors in the polyketide gene engineering field may be more effective at implementing their technologies to develop commercial products. Some of these competitors have entered into collaborations with leading companies within our target markets to produce polyketides for commercial purposes.

Any products that we develop through our technologies will compete in multiple, highly competitive markets. Development of pharmaceutical products requires significant investment and resources. Many of the organizations competing with us in the markets for such products have greater capital resources, research and development and marketing staffs, facilities and capabilities, and greater experience in discovery and developing drugs, obtaining regulatory approvals and product manufacturing and marketing. Accordingly, our competitors may be able to develop technologies and products more easily, which would render our technologies and products and those of our collaborators obsolete and noncompetitive.

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

Our certificate of incorporation provides for staggered terms for the members of the board of directors and prevents our stockholders from acting by written consent. These provisions and other provisions of our bylaws and of Delaware law applicable to us could delay or make more difficult a merger, tender offer or proxy contest involving us. This could reduce the price that investors might be willing to pay for shares of our common stock and result in the market price being lower than it would be without these provisions. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team.

We have adopted a rights agreement under which all stockholders have the right to purchase shares of a new series of preferred stock at an exercise price of $70.00 per one one-hundredth of a share, if a person acquires more than 20% of the our common stock. The rights plan could make it more difficult for a person to acquire a majority of our outstanding voting stock. The rights plan could also reduce the price that investors might be willing to pay for shares of our common stock and result in the market price being lower than it would be without the rights plan. In addition, the existence of the rights plan itself may deter a potential acquiror from acquiring us. As a result, either by operation of the rights plan or by its potential deterrent effect, mergers and acquisitions of us that our stockholders may consider in their best interests may not occur.

Some of our existing stockholders can exert control over us, and may not make decisions that are in the best interest of all stockholders.

Our officers, directors and their affiliates together control approximately 32% of our outstanding common stock. As a result, these stockholders, if they act together, are able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may delay or prevent a change in control of us and might affect the market price of our common stock, even when a change may be in the best interests of all stockholders. In addition, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders, and accordingly, these stockholders could cause us to enter into transactions or agreements which we would not otherwise consider.

Our stock price has been, and may continue to be, extremely volatile.

The trading price of our common stock has been, and is likely to continue to be, highly volatile. During 2002, our common stock traded between $5.71 and $9.25 on the Nasdaq National Market. The trading price of our common stock could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

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

A large portion of our expenses is relatively fixed, including expenses for facilities, equipment and personnel. Accordingly, if revenues decline or do not grow due to expiration or termination of research and development contracts or government research grants, failure to obtain new contracts or other factors, we may not be able to reduce our operating expenses correspondingly. In addition, we expect operating expenses to continue to increase. Failure to achieve anticipated levels of revenues could therefore significantly harm our operating results for a particular fiscal period.

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

We believe that our existing cash and investment securities and anticipated cash flow from existing collaborations will be sufficient to support our current operating plan into early 2005. We have based this estimate on assumptions that may prove to be wrong. Our future capital requirements depend on many factors that affect our research, development, collaboration and sales and marketing activities. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Employees

As of February 28, 2003, we had 112 full-time employees, 46 of whom hold Ph.D. degrees and 90 of whom were engaged in research and development activities. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppage. We believe that our relations with our employees are good.

Directors and Executive Officers of the Registrant

Our directors and executive officers, and their ages as of March 31, 2003, are as follows:

Name	Age	Title
Daniel V. Santi, M.D., Ph.D.	61	Chairman and Chief Executive Officer
Michael S. Ostrach	51	President and Chief Operating Officer
Robert G. Johnson, Jr., M.D., Ph.D.	51	Senior Vice President, Medical Affairs and Corporate Development and Chief Medical Officer
Susan M. Kanaya	40	Senior Vice President, Finance, Chief Financial Officer and Secretary
Bruce A. Chabner, M.D.	62	Director
Peter Davis, Ph.D.	58	Director
Jean Deleage, Ph.D.	62	Director
Chaitan S. Khosla, Ph.D.	38	Director
Christopher T. Walsh, Ph.D.	59	Director

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

Robert G. Johnson, Jr., M.D., Ph.D., has served as our Senior Vice President, Medical Affairs and Corporate Development and Chief Medical Officer since January 2003 and as our Senior Vice President, Medical Affairs and Corporate Development since January 2002. From September 2000 to January 2002, Dr. Johnson served as our Vice President, Medical Affairs and Corporate Development. From 1998 to September 2000, Dr. Johnson was employed by Chiron Corporation, where he served as Vice President, Pharmacology and Preclinical Affairs through 1999 and most recently as Vice President, Corporate Development. From 1991 to 1998, Dr. Johnson was Director of Pharmacology at Merck & Co., Inc., a pharmaceutical company. In addition, Dr. Johnson was a member of the faculty at the University of Pennsylvania from 1987 to 1991 and at Harvard Medical School from 1985 to 1987. Dr. Johnson received a B.A., a Ph.D. in biophysics and an M.D. each from the University of Pennsylvania.

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

Bruce A. Chabner, M.D., has served as a director since September 2001. Dr. Chabner has served as the Chief of Hematology/Oncology at the Massachusetts General Hospital and as Professor of Medicine at Harvard Medical School since 1995. Dr. Chabner has also served as the Associate Director for Clinical Science of the Dana-Farber/Harvard Cancer Center since 1999 and has held numerous academic appointments, including the position of Director of the Division of Cancer Treatment of the National Cancer Institute from 1982 to 1995. Dr. Chabner has received numerous awards, including Phi Beta Kappa, Alpha Omega Alpha, the Public Health Service’s Distinguished Service Medal, the Karnofsky Award of the American Society for Clinical Oncology and the Bruce F. Cain Award for Drug Development of the American Association for Cancer Research. Dr. Chabner received a B.A. from Yale College and an M.D. from Harvard Medical School.

Peter Davis, Ph.D., has served as a director since April 1998. Since 2002, Dr. Davis has worked as an independent consultant to a number of companies. Dr. Davis served as president of DNA Plant Technologies Corp., an agriculture biotechnology company, from 2001 to 2002. Dr. Davis was a member of the Executive Committee of Pulsar International, S.A., a management company and an affiliate of A.G. Biotech Capital, from 1993 to 2001. From 1975 to 1993, Dr. Davis was a faculty and staff member of the Wharton School of the University of Pennsylvania. His primary appointments included Director of the Applied Research Center and Director of Executive Education. He is a member of the board of directors of Seminis, Inc. and several private companies. Dr. Davis received a B.A. in physics from Cambridge University, a Masters Degree in operations research from the London School of Economics and a Ph.D. in operations research from the Wharton School.

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

subsidiary of Sofinnova). Dr. Deleage is presently a member of the board of directors of Crucell, N.V., Rigel Pharmaceuticals, Inc. and several private companies. In 1984, Dr. Deleage was awarded the Ordre National du Merite, and in 1993, he was awarded the Legion of Honor from the French government in recognition of his career accomplishments. Dr. Deleage received a Master’s Degree in electrical engineering from Ecole Superieurie d’Electricite and a Ph.D. in economics from the University of Paris, Sorbonne.

Chaitan S. Khosla, Ph.D., is one of our co-founders and has served as a director since our inception in January 1995. Dr. Khosla has been a Professor of Chemical Engineering, Chemistry and Biochemistry at Stanford University since 2001 and has been a faculty member since 1992. Dr. Khosla is co-chairman of our Scientific Advisory Board. Dr. Khosla is the inventor of the combinatorial biosynthesis technology that we licensed from Stanford University. He is the recipient of several awards, including the 1999 Alan T. Waterman award by the National Science Foundation, the 1999 Eli Lilly Award in biological chemistry and the 2000 ACS Award in pure chemistry. Dr. Khosla is the author of over 100 publications and is an inventor on numerous patents. Dr. Khosla received a B.S. Tech. from the Indian Institute of Technology, Bombay, India and a Ph.D. from the California Institute of Technology.

Christopher T. Walsh, Ph.D., has served as a director since April 1996. Dr. Walsh has been the Hamilton Kuhn Professor of Biological Chemistry and Molecular Pharmacology at Harvard Medical School since 1991 and formerly was President of the Dana-Farber Cancer Institute and Chairman of the Department of Biological Chemistry and Molecular Pharmacology at Harvard Medical School. He has performed extensive research in enzyme stereochemistry, reaction mechanisms and the mechanisms of action of anti-infective and immunosuppressive agents. He is co-chairman of our Scientific Advisory Board. Dr. Walsh is also a member of the board of directors of Versicor Inc. and several private companies. Dr. Walsh received an A.B. in biology from Harvard University and a Ph.D. in life sciences from The Rockefeller University, New York.

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

Scientific Advisory Board

The following individuals are members of our Scientific Advisory Board, or SAB:

Chaitan S. Khosla, Ph.D., is co-chairman of our SAB and a member of our board of directors.

Christopher T. Walsh, Ph.D., is co-chairman of our SAB and a member of our board of directors.

Paul S. Anderson, Ph.D., has extensive experience in the field of drug discovery and development. Dr. Andersen recently retired from Bristol-Myers Squibb, where he held the position of Vice President, Drug Discovery.

Homer A. Boushey, M.D., is a Professor of Medicine at the University of California, San Francisco. Dr. Boushey is an expert in clinical research on the causes and treatment of asthma and serves as Principal Investigator for University of California, San Francisco’s Asthma Clinical Research Center.

David E. Cane, Ph.D., is Professor of Chemistry and Biochemistry at Brown University. Dr. Cane is an expert in the biosynthesis of natural products, with particular emphasis on macrolide polyketides and terpenes.

Samuel J. Danishefsky, Ph.D., is Professor of Chemistry at Columbia University. Dr. Danishefsky is an expert in synthetic organic chemistry.

Sir David A. Hopwood, Ph.D., is Professor and Head of the Genetics Department at John Innes Institute, Norwich, U.K. Dr. Hopwood is an expert in streptomyces genetics, molecular biology and the genetic manipulation of polyketide genes.

Jack F. Kirsch, Ph.D., is a Professor of Chemistry, Biochemistry and Molecular Biology at the University of California, Berkeley. Dr. Kirsch is an expert in the physical organic chemistry of proteins and enzyme kinetics.

Ivan M. Kompis, Ph.D., has an extensive background in natural products chemistry, in particular antibacterial agents. Dr. Kompis recently retired from Hoffmann-La Roche, where he held the position of Deputy Director of the Department of Infectious Diseases since 1987.

Mohamed A. Marahiel, Ph.D., is Professor of Biochemistry at Philipps University, Marburg, Germany. Dr. Marahiel is an expert in the field of non-ribosomal peptide biosynthesis.

Haruo Seto, Ph.D., is Professor Emeritus, University of Tokyo, Japan. Dr. Seto has an extensive background in the structure, biosynthesis and screening of antibiotics.

Amos B. Smith, III, Ph.D., is the Rhodes-Thompson Professor of Chemistry at the University of Pennsylvania. Dr. Smith is an expert in natural products synthesis, bioorganic chemistry and materials science.

Available Information

We maintain a site on the world wide web at www.kosan.com; however, information found on our website is not incorporated by reference into this report. We make available free of charge on or through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

In 2002, we adopted a code of ethics that applies to our employees, officers and directors. We intend to post the text of our code of ethics on our website at www.kosan.com in connection with “Investor Relations” materials. In addition, we intend to promptly disclose (1) the nature of any amendment to our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (2) the nature of any waiver, including an implicit waiver, from a provision of our code of ethics that is granted to one of these specified officers, the name of such person who is granted the waiver and the date of the waiver on our website in the future.

Item 2.    Properties

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

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

Market for Registrant’s Common Equity

Our common stock has traded on the Nasdaq National Market since our initial public offering on October 5, 2000 under the symbol KOSN. Prior to such time, there was no public market for our common stock. The following table shows the high and low sales prices per share of our common stock as reported on the Nasdaq National Market for the periods indicated:

	High	Low
2002
Fourth Quarter	$6.72	$5.75
Third Quarter	$8.01	$5.71
Second Quarter	$9.25	$7.03
First Quarter	$9.02	$6.73

2001
Fourth Quarter	$8.35	$5.04
Third Quarter	$9.26	$5.15
Second Quarter	$10.70	$6.70
First Quarter	$12.56	$7.00

As of March 14, 2003, there were approximately 171 record holders of our common stock. We have never declared or paid dividends on our capital stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Information concerning securities authorized for issuance under equity compensation plans is contained in our definitive Proxy Statement with respect to our 2003 Annual Meeting of Stockholders, to be filed with the SEC before April 30, 2003, under the caption “Equity Compensation Plan Information,” and is incorporated herein by reference.

Use of Proceeds From Sales of Registered Securities

Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-33372) that was declared effective by the SEC on October 4, 2000. All 5,750,000 shares of common stock offered, inclusive of 750,000 shares of common stock subject to the underwriters’ over-allotment option, were sold at a price per share of $14.00 for gross proceeds of approximately $80.5 million. The managing underwriters of our offering were Lehman Brothers, CIBC World Markets, SG Cowen and Fidelity Capital Markets.

We paid a total of approximately $5.6 million in underwriting discounts and commissions, and other costs and expenses, other than underwriting discounts and commissions, were approximately $1.5 million. After deducting the underwriting discounts and commissions and the offering costs and expenses, we had net proceeds of approximately $73.4 million.

We intend to use the net proceeds for advancing our drug candidates through preclinical and later stage development, discovering or acquiring new drug candidates, expanding our technology platform, capital expenditures, working capital, general corporate purposes and possible future acquisitions. Of the net proceeds, through December 31, 2002, approximately $13.3 million had been used for general corporate purposes and approximately $3.0 million had been used to purchase property and equipment. Pending such uses, the balance has been invested in U.S. Treasury and government agency obligations, investment-grade asset-backed securities and corporate obligations.

Item 6.    Selected Financial Data

The statement of operations data for each of the years ended December 31, 2002, 2001 and 2000, and the balance sheet data as of December 31, 2002 and 2001, have been derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K that have been audited by Ernst & Young LLP, independent auditors. We have derived the statement of operations data for the years ended December 31, 1999 and 1998, and the balance sheet data as of December 31, 2000, 1999 and 1998 from our audited financial statements that we do not include in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of results to be expected for any future period. The data presented below have been derived from financial statements that have been prepared in accordance with accounting principles generally accepted in the United States and should be read with our financial statements, including the notes, and with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share data)
Statement of Operations Data:
Contract revenue	$7,269	$3,522	$3,784	$5,206	$974
Grant revenue	2,334	1,654	446	140	262

Total revenues	9,603	5,176	4,230	5,346	1,236
Operating expenses:
Research and development(1)	28,378	25,533	17,579	8,587	4,030
General and administrative(1)	4,932	5,202	4,171	1,813	991

Total operating expenses	33,310	30,735	21,750	10,400	5,021

Loss from operations	(23,707)	(25,559)	(17,520)	(5,054)	(3,785)
Interest and other income, net	2,843	3,686	2,444	653	518

Net loss	(20,864)	(21,873)	(15,076)	(4,401)	(3,267)
Deemed dividend upon issuance of Series C convertible preferred stock	—	—	(11,267)	—	—

Net loss attributable to common stockholders	$(20,864)	$(21,873)	$(26,343)	$(4,401)	$(3,267)

Basic and diluted net loss per common share	$(0.84)	$(0.91)	$(2.81)	$(0.98)	$(0.77)

Shares used in computing basic and diluted net loss per common share	24,906	24,164	9,387	4,509	4,270
Pro forma basic and diluted net loss per common share (unaudited)			$(1.44)	$(0.31)

Shares used in computing pro forma basic and diluted net loss per common share			18,259	4,318

(1) Includes non-cash charges for stock-based compensation as follows:

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share data)
Research and development	$2,782	$5,452	$6,507	$964	$—
General and administrative	656	1,273	1,703	181	—
	$3,438	$6,725	$8,210	$1,145	$—

	As of December 31,
	2002	2001	2000	1999	1998
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$53,451	$77,441	$85,738	$2,022	$6,328
Working capital	48,748	72,405	82,043	750	4,267
Long-term investments	27,087	12,902	17,003	8,442	9,073
Total assets	91,590	95,812	107,571	14,157	17,201
Deferred revenue, current portion	2,500	999	619	409	1,222
Deferred revenue, less current portion	9,271	—	—	—	375
Capital lease obligations and equipment loans, less current portion	1,796	1,568	1,975	1,591	1,004
Accumulated deficit	(69,406)	(48,542)	(26,669)	(11,593)	(7,192)
Stockholders’ equity	70,840	88,591	101,365	10,471	13,759

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read with “Selected Financial Data” and our financial statements and notes included elsewhere in this Annual Report on Form 10-K. The discussion in this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Annual Report on Form 10-K should be read as applying to all related forward-looking statements wherever they appear in this Annual Report on Form 10-K. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to these differences include those discussed in “Item 1. Business—Risk Factors That May Affect Results of Operations and Financial Condition” and elsewhere in this Annual Report on Form 10-K.

We have proprietary gene-engineering technologies for the manipulation and production of polyketides, a rich source of pharmaceutical products. We use our platform technologies to develop product candidates that target large pharmaceutical markets. In collaboration with Hoffman-La Roche, Inc. and F. Hoffman-La Roche Ltd., collectively Roche, we are testing KOS-862 (Epothilone D), a potential anticancer agent, in Phase I human clinical trials. We are developing geldanamycin derivatives as anticancer agents and are collaborating with the National Cancer Institute, or NCI, to test one of them, 17-AAG, which is in Phase I human clinical trials. In infectious disease, we have a collaboration with Johnson & Johnson Pharmaceutical Research & Development, LLC, or J&JPRD, a subsidiary of Ortho-McNeil Pharmaceutical, Inc., focusing on the development of antibiotics. We have additional product development and research programs.

We have incurred significant losses since our inception. As of December 31, 2002, our accumulated deficit was $69.4 million. We expect to incur additional operating losses over the next several years as we continue to develop our technologies and fund internal product research and development.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to our research and development collaborations, investments, intangible assets, income taxes, financing operations and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

We believe the following critical accounting policies, which have been reviewed by our Audit Committee, affect our more significant judgments and estimates used in the preparation of our financial statements.

Revenue Recognition

We recognize license and other up-front fees over the estimated research and development term of the respective agreement. If the agreement does not have a specified research and development term, we must apply judgment in determining the appropriate level of recognition. Any changes in our estimates will result in either an acceleration or further deferral of related revenue recognition. Milestone payments are recognized upon successful completion of a specified scientific or regulatory milestone event. Contract revenues related to collaborative research and development agreements are recognized as revenues as the related services are performed. Such payments are generally made based on the number of full-time equivalent researchers assigned to the collaboration project and as the related research and development expenses are incurred. Revenues related to government grant awards are recognized at the time a grant is awarded and as related research expenses are incurred. Any amounts received in advance of performance are recorded as deferred revenue until earned.

Stock-Based Compensation

We continue to account for common stock options granted to employees using the intrinsic value method and, thus, recognize compensation expense for options granted with exercise prices less than the fair value of our common stock on the date of the grant. We disclose the fair value of such grants in the notes to the financial statements as currently permitted under Statement of Financial Accounting Standards No. 123 “Accounting for Stock-based Compensation”. We recorded total deferred stock-based compensation of approximately $15.6 million in 2000 and $2.9 million in 1999, which is being amortized to expense using the graded vesting method over the vesting periods of the underlying options, generally four years. Subsequently, if employees terminate during the vesting period, adjustments of previous charges are recognized in the period of termination. We expect to record amortization of deferred stock-based compensation approximately as follows: $930,000 in 2003 and $204,000 in 2004.

Stock-based compensation expense for options granted to non-employees has been determined as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. We recognized other stock-based compensation for non-employees of approximately $1.4 million in 2002, $681,000 in 2001 and $1.4 million in 2000. In addition, assuming no changes, we expect to recognize other stock-based compensation in connection with stock options granted to non-employees of approximately $597,000 in 2003, $366,000 in 2004, $234,000 in 2005 and $45,000 in 2006. The measurement of stock-based compensation to non-employees is subject to periodic adjustment as the underlying securities vest. As such, changes to these measurements could be substantial should we experience significant changes in our stock price. See Notes 1 and 10 of our financial statements.

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

Clinical Trial Accruals

Over the next year our clinical trials of KOS-862 will significantly increase our research and development expenditures. Research and development expenditures are charged to operations as incurred. Our expenses related to clinical trials are based on estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and clinical research organizations that conduct and manage clinical trials on our behalf. The financial terms of these agreements are subject to negotiation and variation from contract to contract and may result in uneven payment flows. Payments under the contracts depend on factors such as the achievement of certain events or the successful enrollment of patients or the completion of portions of the clinical trial or similar conditions. Expenses related to clinical trials generally are accrued based on the level of patient enrollment and activity according to the protocol. We monitor patient enrollment levels and related activity to the extent possible and adjust our estimates accordingly.

Results of Operations

Years Ended December 31, 2002 and 2001

Revenue.    Our revenues increased to approximately $9.6 million in 2002 from approximately $5.2 million in 2001. This increase was primarily due to approximately $3.4 million in contract revenue recognized under our development and commercialization agreement with Roche, of which $730,000 represented the ratable portion of the first of two $12.5 million installments of an initial fee that is being recognized over an estimated five-year clinical development period. In addition, we recognized approximately $2.3 million in grant revenue in 2002, compared to approximately $1.7 million in 2001. Total contract revenues under our collaboration agreement with J&JPRD were approximately $2.9 million in 2002, compared to approximately $3.2 million in 2001. Included in 2001 revenues was a non-recurring $250,000 milestone payment received in connection with this collaboration. In December 2002, we amended our collaboration agreement with J&JPRD to extend the research program through at least December 2003, subject to early termination provisions. If we do not maintain or further extend our agreements with Roche and J&JPRD, our revenues will significantly decrease unless we enter into additional collaborations that provide substantial revenues.

Research and Development Expenses.    Our research and development expenses consisted primarily of salaries and other personnel-related expenses, stock-based compensation, facility-related expenses, licensing-related expenses, depreciation of facilities and equipment, lab consumables, clinical trial-related services performed by clinical research organizations and research institutions and other outside service providers. Research and development expenses increased to approximately $28.4 million in 2002 from approximately $25.5 million in 2001. This increase, partially offset by the decrease in stock-based compensation in 2002, was due in large part to our expanded research and development efforts, including three Phase I studies of KOS-862 (Epothilone D), related licensing expenses and additional staffing in support of our continued investment in internally funded programs and technologies. Our research and development employees increased to 90 in 2002 from 76 in 2001. We expect our research and development expenses will increase substantially as KOS-862 advances further into the clinic and as we support our collaborative research and development programs and advance our in-house research programs into later stages of development.

The table below summarizes the development status of our most advanced product candidates:

Product Candidate	Status	Commencement of Current Phase
KOS-862	Phase I clinical trials	Commenced clinical trials in the second half of 2001

17-AAG	Phase I clinical trials	NCI commenced clinical trials in 1999

Phase I clinical trials generally are expected to last between 12 and 18 months, Phase II clinical trials are expected to last between 18 and 24 months and Phase III clinical trials are expected to last between 24 and 42 months. The length of clinical development depends on the specific disease and patient population. For drug candidates that are in preclinical development, the timing of an Investigational New Drug filing varies significantly and is difficult to predict and therefore not reflected in the table above.

General and Administrative Expenses.    General and administrative expenses decreased to approximately $4.9 million in 2002 from approximately $5.2 million in 2001. The decrease was due to the decrease in stock-based compensation expense in 2002, compared to 2001, partially offset by higher employee-related expenses to support our expanding research and development activities. Our general and administrative employees increased to 22 in 2002 from 20 in 2001. We expect our general and administrative expenses will increase in the future to support the continued growth of our research and development efforts.

Interest Income.    Interest income decreased to approximately $2.2 million in 2002 from approximately $5.0 million in 2001. This decrease was attributable to lower average investment balances and lower investment yields associated with the declining interest rate environment.

Interest Expense.    Interest expense increased to approximately $356,000 in 2002 from approximately $349,000 in 2001. This increase resulted from additional debt financing of property and equipment during 2002. We expect our interest expense will increase in the future resulting from additional property and equipment-related debt financings.

Gain/(Loss) on the Recovery or Write-Down of Investment.    At June 30, 2001, we determined that an other-than-temporary decline in the fair value of our investment in short-term commercial paper of Southern California Edison, or So Cal Ed, a utility company, had occurred. At the time of purchase, the security was a high investment-grade security, but was subsequently downgraded due to the financial uncertainty that resulted from the California energy crisis. The security matured on April 18, 2001, and So Cal Ed defaulted on payment. The amortized cost of the security was $3.0 million, and the security was valued at approximately 67% of cost at June 30, 2001. Accordingly, for the quarter ended June 30, 2001, we recorded a write-down on the carrying value of the investment of $990,000. In March 2002, the security was fully repaid. Thus, we recorded a realized gain on the investment of $990,000 in 2002.

Years Ended December 31, 2001 and 2000

Revenue.    Our revenues increased to approximately $5.2 million in 2001 from approximately $4.2 million in 2000. This increase was due to approximately $1.7 million of grant revenue in 2001, compared to approximately $446,000 in 2000. During the year ended December 31, 2001, we recognized a non-recurring $250,000 milestone payment received in connection with our research collaboration with J&JPRD. Total contract revenues under this collaboration were approximately $3.2 million in 2001 and approximately $3.8 million in 2000. Included in 2000 revenues was $375,000 in remaining amortization of the up-front fee received in connection with this collaboration.

Research and Development Expenses.    Our research and development expenses consisted primarily of salaries and other personnel-related expenses, stock-based compensation, fees paid to outside service providers, facility-related expenses, depreciation of facilities and equipment and lab consumables. Research and development expenses increased to approximately $25.5 million in 2001 from approximately $17.6 million in 2000. This increase was due in large part to our expanded research and development efforts, including advancing KOS-862 into the clinic, and continued investment in internally funded programs and technologies. In addition, increased payroll and personnel-related expenses contributed to the increase as the number of research and development employees increased to 76 in 2001 from 56 in 2000.

General and Administrative Expenses.    General and administrative expenses increased to approximately $5.2 million in 2001 from approximately $4.2 million in 2000. This increase was primarily due to higher employee-related costs to support our expanding research and development activities and a full year of public company-related expenses. Our general and administrative employees increased to 20 in 2001 from 13 in 2000.

Interest Income.    Interest income increased to approximately $5.0 million in 2001 from approximately $2.8 million in 2000. This increase was due to higher average investment balances due to aggregate net proceeds of approximately $98.0 million received in connection with our October 2000 initial public offering of common stock and the issuance of Series C convertible preferred stock in March 2000.

Interest Expense.    Interest expense decreased to approximately $349,000 in 2001 from approximately $359,000 in 2000. The decrease resulted from normal amortization of existing debt and a lower cost of capital on additional debt financing due to declining interest rates in 2001.

Beneficial Conversion Feature.    In March 2000, we sold 804,196 shares of Series C convertible preferred stock (that converted into 2,412,588 shares of common stock at the closing of our initial public offering) for net proceeds of approximately $24.6 million. After evaluating the fair value of our common stock in contemplation of our initial public offering, we determined that the issuance of the Series C convertible preferred stock resulted in a beneficial conversion feature calculated in accordance with Emerging Issues Task Force Consensus No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features.” The beneficial conversion feature was reflected as a deemed dividend of $11.3 million in our financial statements in 2000.

Provision for Income Taxes

We incurred net operating losses in the years ended December 31, 2002, 2001 and 2000 and consequently did not pay federal, state or foreign income taxes. As of December 31, 2002, we had federal net operating loss carryforwards of approximately $35.0 million. We also had federal research and development tax credit carryforwards of approximately $1.6 million. If not utilized, the net operating losses and credit carryforwards will expire at various dates beginning in 2011 through 2022. Use of the net operating losses and credits may be subject to a substantial annual limitation due to the change in ownership provisions of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. See Note 11 of our financial statements.

Liquidity and Capital Resources

We have financed our operations from inception primarily through sales of convertible preferred stock and common stock, totaling approximately $120.1 million in net proceeds, contract payments under our collaboration agreements, equipment financing arrangements and government grant awards. As of December 31, 2002, we had approximately $80.5 million in cash and investments, compared to approximately $90.3 million as of December 31, 2001. Our funds are currently invested in U.S. Treasury and government agency obligations and corporate obligations.

Our operating activities used cash of approximately $6.9 million in 2002, compared to approximately $13.0 million in 2001. Our net loss of approximately $20.9 million in 2002 was partially offset by the unrecognized portion of the first of two $12.5 million installments of an initial fee from Roche and non-cash expenses of approximately $5.8 million related to stock-based compensation and depreciation and amortization expenses. Our net loss of approximately $21.9 million in 2001 was partially offset by non-cash charges of $7.0 million related to stock-based compensation and depreciation and amortization expenses. Our net loss of approximately $15.1 million in 2000 was partially offset by non-cash charges of approximately $8.8 million related to stock-based compensation and depreciation and amortization expenses.

Our investing activities, excluding changes in our investments, for the year ended December 31, 2002, used cash of approximately $3.6 million, compared to approximately $1.7 million in 2001, reflecting facility improvements and capital expenditures as we continued to enhance our laboratory capabilities. Investing activities in 2000, excluding changes in our investments, used cash of approximately $1.5 million to fund capital purchases and leasehold improvements.

Cash provided by financing activities was approximately $1.3 million for the year ended December 31, 2002, compared to approximately $723,000 in 2001. Financing activities in 2002 included approximately

$2.2 million of equipment financing, which was partially offset by scheduled payments on new and existing debt. Financing activities in 2001 included approximately $1.1 million of equipment financing, which was offset by scheduled payments on new and existing debt. Financing activities in 2000 included approximately $73.4 million in net proceeds raised from our October 2000 initial public offering of common stock and approximately $24.6 million in net proceeds from the issuance of our Series C convertible preferred stock in March 2000.

In April 2002, we entered into a $3.0 million equipment line of credit agreement for facility improvements and capital purchases. As of December 31, 2002, we had utilized approximately $2.2 million of the line of credit leaving approximately $800,000 available for future draws.

We believe that our existing cash, investments, and anticipated cash flow from existing collaborations will be sufficient to support our current operating plan into early 2005. Our future capital uses and requirements depend on numerous forward-looking factors. These factors include, but are not limited to the following:

•	our ability to establish, and the scope of and revenues received under, any new collaborations;

•	the progress and number of research programs carried out by us;

•	the progress and success of preclinical and clinical trials of our drug candidates;

•	our ability to maintain and extend our existing collaborations with Roche and J&JPRD;

•	the costs and timing of obtaining, enforcing and defending our patent and intellectual rights;

•	the costs and timing of our facilities expansion;

•	the costs and timing of regulatory approvals; and

•	expenses associated with unforeseen litigation.

In addition, we review from time to time potential opportunities to expand our technologies or add to our portfolio of drug candidates. In the future, we may need further capital in order to acquire or invest in technologies, products or businesses.

We expect that additional financing will be required in the future to fund operations. We expect to finance future cash needs through the sale of equity securities, strategic collaborations, government grant awards and debt financing. Additional financing or collaboration and licensing arrangements may not be available when needed or, if available, may not be on terms favorable to us or our stockholders. Insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs, to lose rights under existing licenses or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose or may adversely affect our ability to operate as a going concern. If additional funds are obtained by issuing equity securities, substantial dilution to existing stockholders may result. In addition, see “Item 1. Business—Risk Factors That May Affect Results of Operations and Financial Condition.”

Our obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments are as follows:

	Payments Due by Period
	Total	1 Year	1-3 Years	Less than 4-5 Years	After 5 Years
	(in thousands)
Equipment financing obligations	$3,905	$1,954	$1,951	$—	$—
Operating leases	14,164	1,708	3,197	3,303	5,956
Contingent commitments	—	—	—	—	—

Total contractual cash obligations	$18,069	$3,662	$5,148	$3,303	$5,956

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investments to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and investment-grade corporate obligations.

At December 31, 2001, we had approximately $3.0 million invested in short-term commercial paper of Southern California Edison, or So Cal Ed, a utility company. At the time of purchase, the security was a high investment-grade security, but was subsequently downgraded due to the financial uncertainty that resulted from the California energy crisis. The security matured on April 18, 2001, and So Cal Ed defaulted on payment. The amortized cost of the security was $3.0 million, and the security was valued at approximately 67% of cost at June 30, 2001. Accordingly, we recorded a $990,000 loss on the related write-down in the carrying value of the investment. In March 2002, the security was fully repaid. Thus, we recorded a realized gain of $990,000 in 2002.

The table below presents the principal amounts of our investments and equipment loans by expected maturity and related weighted average interest rates at December 31, 2002:

	2003	2004	2005	2006	Total	Fair Value
	(in thousands)
Debt securities:
U.S. agency notes	$11,512	$18,000	$—	$—	$29,512	$29,578
Corporate bonds	20,576	8,108	—	—	28,684	28,769
Average interest rate	2.69%	2.24%	—	—	2.46%	—

Equipment financing	1,712	1,027	570	199	3,508	3,508
Average interest rate	10.62%	9.03%	8.42%	8.26%	9.66%	—

Item 8.    Financial Statements and Supplementary Data

The report of Independent Auditors, Financial Statements and Notes to Financial Statements begin on page F-1 and are incorporated here by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Information concerning our directors is contained in our definitive Proxy Statement with respect to our 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than April 30, 2003 (the “Proxy Statement”), under the caption “Proposal 1—Election of Directors” and is incorporated by reference herein. See also “Item I. Business—Directors and Executive Officers of the Registrant.” Information concerning compliance with Section 16(a) of the Exchange Act is contained in our Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated by reference herein.

Item 11.    Executive Compensation

Information concerning executive compensation is contained in our Proxy Statement under the caption “Executive Compensation” and is incorporated by reference herein.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning the security ownership of certain beneficial owners and management is contained in our Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated by reference herein. Information concerning securities authorized for issuance under equity compensation plans is contained in our Proxy Statement under the caption “Equity Compensation Plan Information,” and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

Information concerning certain relationships is contained in our Proxy Statement under the caption “Certain Relationships and Related Transactions” and is incorporated by reference herein.

Item 14.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.    Based on their evaluation as of a date within 90 days of the filing date of this report, our principal executive officer and principal financial officer have concluded that Kosan’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are sufficiently effective to ensure that the information required to be disclosed by Kosan in the reports that we file under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

Changes in Internal Controls.    There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above, nor were there any significant deficiencies or material weaknesses in Kosan’s internal controls. Accordingly, no corrective actions were required or undertaken.

Limitations on the Effectiveness of Controls.    Kosan’s management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	The following documents are filed or incorporated by reference as part of this Annual Report:

(1)	Financial Statements:

Report of Ernst & Young LLP, Independent Auditors

Balance Sheets—December 31, 2002 and 2001

Statements of Operations—Years Ended December 31, 2002, 2001 and 2000

Statement of Changes in Stockholders’ Equity—Years Ended December 31, 2002, 2001 and 2000

Statements of Cash Flows—Years Ended December 31, 2002, 2001 and 2000

Notes to Financial Statements

(2)	Financial Statement Schedules:

None

(3)	Exhibits:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Registrant.(1)

3.2	Bylaws of Registrant.(2)

4.1	Form of Registrant’s Common Stock Certificate.(2)

4.2	Third Amended and Restated Registration Rights Agreement, dated March 30, 2000, between Registrant and certain stockholders.(2)

4.3	Registrant’s Certificate of Designation of Series A Junior Preferred Stock.(4)

10.1	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.(2)

10.2	1996 Stock Option Plan, as amended.(2)*

10.3	2000 Employee Stock Purchase Plan and related agreements.(2)*

10.4	2000 Non-Employee Director Stock Option Plan and related agreements, as amended.(6)*

10.5	Amended and Restated Consulting Agreement between Registrant and Chaitan Khosla, Ph.D., dated December 7, 1998.(2)*

10.6	Consulting Agreement between Registrant and Christopher Walsh, Ph.D., dated December 14, 1995.(2)*

10.7	Research and License Agreement between Registrant and The Sloan-Kettering Institute for Cancer Research, dated August 25, 2000.(2)†

10.8	License Agreement between Registrant and The Board of Trustees of The Leland Stanford Junior University, dated March 11, 1996.(2)†

10.9

Amendment No.1 to License Agreement with the Board of Trustees of The Leland Stanford Junior University, dated March 1996; Letter to Mona Wan to confirm the agreement between Registrant and the Board of Trustees of The Leland Stanford Junior University, dated September 21, 1998; and Amendment No.3 to License Agreement, dated March 10, 2000.(2)†

10.10	License Agreement between Registrant and President and Fellows of Harvard College, dated December 2, 1998.(2)†

10.11	Research and License Agreement between Registrant and Ortho-McNeil Pharmaceutical Corporation and The R.W. Johnson Pharmaceutical Research Institute, dated September 28, 1998.(2)†

Exhibit No.	Description
10.12	Amendment No.1 to the Research and License Agreement between Registrant and Ortho-McNeil Pharmaceutical Corporation and The R.W. Johnson Pharmaceutical Research Institute, dated March 17, 2000.(2)†

10.13	Sublease Agreement between Registrant and Lynx Therapeutics, Inc., dated January 6, 1999. (2)

10.14	Consent to Sublease Agreement between Spieker Properties L.P. and Lynx Therapeutics, Inc., dated September 17, 1999.(2)

10.15	Master Equipment Lease between Registrant and Phoenix Leasing Incorporated, dated September 3, 1996.(2)

10.16	Master Loan and Security Agreement between Registrant and Finova Technology Finance, Inc., dated August 25, 1998.(2)

10.17	Commitment Letter between Registrant and Finova Technology Finance, Inc., dated August 24, 1998.(2)

10.18	Commitment Letter between Registrant and Finova Capital Corporation, dated January 6, 2000.(2)

10.19	Restated Promissory Note from Stockholder by and between Registrant and Daniel V. Santi, M.D., Ph.D., dated December 23, 1998.(2)*

10.20	Promissory Note from Stockholder by and between Registrant and Chaitan S. Khosla, Ph.D., dated September 22, 1999.(2)*

10.21	Promissory Note from Stockholder by and between Registrant and Michael S. Ostrach, dated February 21, 2000.(2)*

10.22	Promissory Note from Stockholder by and between Registrant and Susan M. Kanaya, dated February 21, 2000.(2)*

10.23	Promissory Note from Stockholder by and between Registrant and Kevin R. Kaster, dated February 21, 2000.(2)*

10.24	Employment Agreement between Registrant and Daniel V. Santi, M.D., Ph.D., dated November 1, 1998.(2)*

10.25	Employment Agreement between Registrant and Kevin R. Kaster, dated July 20, 1998.(2)*

10.26	Employment Agreement between Registrant and Susan M. Kanaya, dated October 11, 1999.(2)*

10.27	Employment Agreement between Registrant and Brian W. Metcalf, Ph.D., dated March 15, 2000.(2)*

10.28	Form of Series C Stock Purchase Agreement between the Registrant and certain investors, dated March 30, 2000.(2)

10.30	Promissory Note from Stockholder by and between Registrant and Susan M. Kanaya, dated April 25, 2000.(2)*

10.31	Loan Agreement and Promissory Note from Stockholder by and between Registrant and Susan M. Kanaya, dated March 3, 2000 and March 31, 2000, respectively.(2)*

10.32	Loan Agreement and Promissory Note from Stockholder by and between Registrant and Brian W. Metcalf, Ph.D., dated May 30, 2000.(2)*

10.33	Amendment No.2 to the Research and License Agreement between Registrant and The R.W. Johnson Pharmaceutical Research Institute and Ortho-McNeil Pharmaceutical, Inc., dated August 31, 2000.(2)†

10.34	Employment Agreement between Registrant and Robert G. Johnson, Jr., dated September 5, 2000.(2)*

10.36	Amendment No.3 to Research and License Agreement between Registrant and The R.W. Johnson Pharmaceutical Research Institute and Ortho-McNeil Pharmaceutical, Inc., dated September 28, 2001.(3)†

Exhibit No.	Description
10.37	Master Loan and Security Agreement No.84325 and associated Prepayment Agreement, by and between Registrant and Wells Fargo Equipment Finance, Inc., dated July 9, 2001. (3)

10.38	Rights Agreement, dated as of October 5, 2001, between Registrant and Mellon Investor Services, LLC.(4)

10.39	Separation Agreement between Registrant and Brian W. Metcalf, Ph.D., dated January 28, 2002.(5)*

10.40	Amendment to Restated Promissory Note from Stockholder by and between Registrant and Daniel V. Santi, M.D., Ph.D., dated December 23, 2001.(5)*

10.41	Lease Agreement, dated as of June 7, 2002, by and between EOP-Industrial Portfolio, L.L.C. and Registrant.(6)

10.42	Landlord Consent to Assignment and Assumption of Lease, dated as of June 20, 2002, by and among EOP-Industrial Portfolio, L.L.C., Aventis Pharmaceuticals, Inc. and Registrant.(6)

10.43	Collaborative Research, Development and Commercialization Agreement, dated as of September 19, 2002, by and between Registrant and Hoffman-La Roche, Inc.(7)†

10.44	Consent to the License Agreement, effective as of September 16, 2002, by and between Registrant and Stanford University.(7) †

10.45	Consent to the License Agreement, effective as of September 16, 2002, by and between Registrant and The Sloan-Kettering Institute for Cancer Research.(7)†

10.46	Amendment No.4 to Research and License Agreement between Registrant and The R.W. Johnson Pharmaceutical Research Institute and Ortho-McNeil Pharmaceutical, Inc., dated December 12, 2002.‡

23.1	Consent of Ernst &Young LLP, Independent Auditors.

24.1	Power of Attorney (included in signature page hereto).

99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(8)

(1)	Incorporated by reference to an exhibit of our quarterly report on Form 10-Q for the period ended June 30, 2001.
(2)	Incorporated by reference to an exhibit of our Registration Statement on Form S-1, Registration No. 333-33732.
(3)	Incorporated by reference to an exhibit of our quarterly report on Form 10-Q for the period ended September 30, 2001.
(4)	Incorporated by reference to an exhibit of our current report on Form 8-K filed on October 15, 2001.
(5)	Incorporated by reference to an exhibit of our annual report on Form 10-K for the year ended December 31, 2001.
(6)	Incorporated by reference to an exhibit of our quarterly report on Form 10-Q for the period ended June 30, 2002.
(7)	Incorporated by reference to an exhibit of our quarterly report on Form 10-Q for the period ended September 30, 2002.
(8)	This certification accompanies this annual report on Form 10-K and shall not be deemed “filed” by Registrant for purposes of Section 18 of the Exchange Act.
†	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
‡	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
*	Represents a management or director compensation plan.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KOSAN BIOSCIENCES INCORPORATED

March 27, 2003	By:	/s/ DANIEL V. SANTI, M.D., PH.D.
Daniel V. Santi, M.D., Ph.D. Chairman and Chief Executive Officer

POWER OF ATTORNEY

KNOW TO ALL PERSONS BY THESE PRESENTS, that the persons whose signatures appear below each severally constitutes and appoints Daniel V. Santi, M.D., Ph.D. and Susan M. Kanaya or either of them, his or her true and lawful attorneys-in-fact and agents, with full powers of substitution and re-substitution, for him or her and in his or her name, place and stead, in any and all capacities to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto the attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that the attorneys-in-fact and agents, or either of them, or their, his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Exchange Act, this Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DANIEL V. SANTI, M.D., PH.D. Daniel V. Santi, M.D., Ph.D.	Chairman and Chief Executive Officer (Principal Executive Officer)	March 27, 2003

/s/ SUSAN M. KANAYA Susan M. Kanaya	Senior Vice President, Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 27, 2003

/s/ BRUCE A. CHABNER, M.D. Bruce A. Chabner, M.D.	Director	March 27, 2003

/s/ PETER DAVIS, PH.D Peter Davis, Ph.D.	Director	March 27, 2003

/s/ JEAN DELEAGE, PH.D. Jean Deleage, Ph.D.	Director	March 27, 2003

/s/ CHAITAN S. KHOSLA, PH.D. Chaitan S. Khosla, Ph.D.	Director	March 27, 2003

/s/ CHRISTOPHER T. WALSH, PH.D. Christopher T. Walsh, Ph.D.	Director	March 27, 2003

CERTIFICATION

I, Daniel V. Santi, M.D., Ph.D., Chairman and Chief Executive Officer of Kosan Biosciences Incorporated, certify that:

1.  I have reviewed this annual report on Form 10-K of Kosan Biosciences Incorporated;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 27, 2003	By:	/s/ DANIEL V. SANTI, M.D., PH.D.
Daniel V. Santi, M.D., Ph.D. Chairman and Chief Executive Officer

CERTIFICATION

I, Susan M. Kanaya, Senior Vice President, Finance, Chief Financial Officer and Secretary of Kosan Biosciences Incorporated, certify that:

1.  I have reviewed this annual report on Form 10-K of Kosan Biosciences Incorporated;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 27, 2003	By:	/s/ SUSAN M. KANAYA
Susan M. Kanaya Senior Vice President, Finance, Chief Financial Officer and Secretary

KOSAN BIOSCIENCES INCORPORATED

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Kosan Biosciences Incorporated

We have audited the accompanying balance sheets of Kosan Biosciences Incorporated as of December 31, 2002 and 2001, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kosan Biosciences Incorporated at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

/s/    ERNST & YOUNG LLP

Palo Alto, California

February 7, 2003

KOSAN BIOSCIENCES INCORPORATED

BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2002	2001
Assets
Current assets:
Cash and cash equivalents	$22,191	$18,561
Short-term investments	31,260	58,880
Accounts receivable	3,874	—
Prepaid and other current assets	1,106	617

Total current assets	58,431	78,058

Property and equipment, net	5,368	3,567
Long-term investments	27,087	12,902
Notes receivable from related parties	445	1,041
Other assets	259	244

Total assets	$91,590	$95,812

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,790	$1,439
Accrued liabilities	3,681	1,828
Current portion of deferred revenue	2,500	999
Current portion of capital lease obligation & equipment loans	1,712	1,387

Total current liabilities	9,683	5,653

Deferred revenue, less current portion	9,271	—
Capital lease obligation & equipment loans, less current portion	1,796	1,568

Commitments

Stockholders’ equity:
Convertible preferred stock, $0.001 par value, 10,000,000 shares authorized, 1,000,000 shares designated as Series A junior preferred stock, no shares issued and outstanding at December 31, 2002 and 2001	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 25,392,309 and 25,226,513 shares issued and outstanding at December 31, 2002 and 2001, respectively	25	25
Additional paid-in capital	142,424	141,863
Notes receivable from stockholders	(1,221)	(1,541)
Deferred stock-based compensation	(1,134)	(4,430)
Accumulated other comprehensive income	152	1,216
Accumulated deficit	(69,406)	(48,542)

Total stockholders’ equity	70,840	88,591

Total liabilities and stockholders’ equity	$91,590	$95,812

See accompanying notes.

KOSAN BIOSCIENCES INCORPORATED

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2002	2001	2000
Revenues:
Contract revenue	$7,269	$3,522	$3,784
Grant revenue	2,334	1,654	446

Total revenues	9,603	5,176	4,230

Operating expenses:
Research and development (including charges for stock-based compensation of $2,782, $5,452 and $6,507, respectively)	28,378	25,533	17,579
General and administrative (including charges for stock-based compensation of $656, $1,273 and $1,703, respectively)	4,932	5,202	4,171

Total operating expenses	33,310	30,735	21,750

Loss from operations	(23,707)	(25,559)	(17,520)
Interest income	2,209	5,025	2,803
Interest expense	(356)	(349)	(359)
Gain/(loss) on the recovery or write-down of investment	990	(990)	—

Net loss	(20,864)	(21,873)	(15,076)
Deemed dividend upon issuance of Series C convertible preferred stock	—	—	(11,267)

Net loss attributable to common stockholders	$(20,864)	$(21,873)	$(26,343)

Basic and diluted net loss per common share	$(0.84)	$(0.91)	$(2.81)

Shares used in computing basic and diluted net loss per common share	24,906	24,164	9,387

See accompanying notes.

KOSAN BIOSCIENCES INCORPORATED

STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands, except shares)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Notes Receivable From Stockholders	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Loss/(Income)	Total Accumulated Deficit	Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 1999	3,269,377	$3	5,480,544	$5	$24,848	$(349)	$(2,377)	$(66)	$(11,593)	$10,471
Issuance of Series C convertible preferred stock, net of issuance costs of $300	804,196	1	—	—	24,629	—	—	—	—	24,630
Issuance of shares of common stock in the initial public offering, net of offering costs of $7,135	—	—	5,750,000	6	73,359	—	—	—	—	73,365
Conversion of convertible preferred stock into common stock, in connection with the initial public offering	(4,073,573)	(4)	12,220,719	12	(8)	—	—	—	—	—
Issuance of common stock upon exercise of options for cash and promissory notes	—	—	1,695,390	2	1,807	(1,734)	—	—	—	75
Repayment of stockholder notes	—	—	—	—	—	4	—	—	—	4
Beneficial conversion feature associated with the issuance of Series C convertible preferred stock	—	—	—	—	11,267	—	—	—	—	11,267
Deemed dividend to preferred stockholders	—	—	—	—	(11,267)	—	—	—	—	(11,267)
Deferred stock-based compensation	—	—	—	—	15,602	—	(15,602)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	6,857	—	—	6,857
Other stock-based compensation	—	—	—	—	1,353	—	—	—	—	1,353
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	—	(15,076)	(15,076)
Unrealized loss on available-for-sale securities, net	—	—	—	—	—	—	—	(314)	—	(314)

Comprehensive loss	—	—	—	—	—	—	—	—	—	(15,390)

Balances at December 31, 2000	—	—	25,146,653	$25	$141,590	$(2,079)	$(11,122)	$(380)	$(26,669)	$101,365
Issuance of common stock upon exercise of options for cash and promissory notes, net of repurchases	—	—	33,130	—	60	80	—	—	—	140
Issuance of common stock under employee stock purchase plan	—	—	63,074	—	315	—	—	—	—	315
Repayment of stockholder notes, net of repurchase of unvested shares	—	—	(16,344)	—	(135)	458	—	—	—	323
Reversal of deferred stock-based compensation from employee terminations	—	—	—	—	(648)	—	—	648	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	6,044	—	—	6,044
Other stock-based compensation	—	—	—	—	681	—	—	—	—	681
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	—	(21,873)	(21,873)
Unrealized gain on available-for-sale securities, net	—	—	—	—	—	—	—	1,596	—	1,596

Comprehensive loss	—	—	—	—	—	—	—	—	—	(20,277)

Balances at December 31, 2001	—	—	25,226,513	$25	$141,863	$(1,541)	$(4,430)	$1,216	$(48,542)	$88,591
Issuance of common stock upon exercise of options for cash, net of repurchases	—	—	86,574	—	57	—	—	—	—	57
Issuance of common stock under employee stock purchase plan	—	—	98,349	—	484	—	—	—	—	484
Repayment of stockholder notes, net of repurchase of unvested shares	—	—	(19,127)	—	(122)	320	—	—	—	198
Reversal of deferred stock-based compensation from employee terminations	—	—	—	—	(1,246)	—	—	1,246	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	2,050	—	—	2,050
Other stock-based compensation	—	—	—	—	1,388	—	—	—	—	1,388
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	—	(20,864)	(20,864)
Unrealized loss on available-for-sale securities, net	—	—	—	—	—	—	—	(1,064)	—	(1,064)

Comprehensive loss	—	—	—	—	—	—	—	—	—	(21,928)

Balances at December 31, 2002	—	$—	25,392,309	$25	$142,424	$(1,221)	$(1,134)	$152	$(69,406)	$70,840

See accompanying notes.

KOSAN BIOSCIENCES INCORPORATED

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2002	2001	2000
Operating Activities
Net loss	$(20,864)	$(21,873)	$(15,076)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,755	1,291	932
Amortization of investment premiums and discounts, net	559	(979)	(325)
Amortization of stock-based compensation	2,050	6,044	6,857
Other stock-based compensation	1,388	681	1,353
Issuance of convertible preferred stock for license fee	—	—	30
(Gain)/loss on the recovery or write-down of investment	(990)	990	—
Changes in assets and liabilities:
Accounts receivable	(3,874)	—	410
Prepaid expenses and other current assets	(489)	(81)	(123)
Other assets and notes receivable from related parties	581	(124)	(878)
Accounts payable and accrued liabilities	2,204	690	1,465
Deferred revenue	10,772	380	210

Net cash used in operating activities	(6,908)	(12,981)	(5,145)

Investing activities
Acquisition of property and equipment	(3,556)	(1,725)	(1,478)
Purchase of investments	(70,930)	(100,676)	(62,314)
Proceeds from maturity of investments	83,732	96,795	5,441

Net cash provided by (used in) investing activities	9,246	(5,606)	(58,351)

Financing activities
Proceeds from issuance of common stock, net of repurchases and issuance costs	541	455	73,440
Proceeds from the repayment of notes receivable from stockholders, net of repurchases of unvested shares	198	323	4
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	—	24,600
Proceeds from equipment loans	2,215	1,092	1,754
Principal payments under capital lease obligations and equipment loans	(1,662)	(1,147)	(909)

Net cash provided by financing activities	1,292	723	98,889

Net increase (decrease) in cash and cash equivalents	3,630	(17,864)	35,393
Cash and cash equivalents at beginning of period	18,561	36,425	1,032

Cash and cash equivalents at end of period	$22,191	$18,561	$36,425

Supplemental disclosures
Interest expense paid in cash	$356	$349	$359

Non-cash investing and financing activities
Issuance of common stock under notes receivable	$—	$33	$1,734

Unrealized (loss)/gain on investments, net	$(74)	$606	$(314)

Deferred stock-based compensation	$(1,246)	$(648)	$15,602

See accompanying notes.

KOSAN BIOSCIENCES INCORPORATED

NOTES TO FINANCIAL STATEMENTS

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview

Kosan Biosciences Incorporated (the “Company”) was incorporated under the laws of the state of California on January 6, 1995 and commenced operations in 1996. In July 2000, the Company was reincorporated under the laws of the state of Delaware. The Company uses its proprietary genetic engineering technologies to develop drug candidates from polyketides, a rich source of pharmaceutical products.

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

Recent Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The additional disclosure requirements of SFAS 148 are effective for fiscal years ending after December 15, 2002. The Company has elected to continue to follow the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” to account for employee stock options.

In November 2002, the FASB issued Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. EITF 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF 00-21 provides guidance with respect to the effect of certain customer rights due to company nonperformance on the recognition of revenue allocated to delivered units of accounting. EITF 00-21 also addresses the impact on the measurement and/or allocation of arrangement consideration of customer cancellation provisions and consideration that varies as a result of future actions of the customer or the company. Finally, EITF 00-21 provides guidance with respect to the recognition of the cost of certain deliverables that are excluded from the revenue accounting for an arrangement. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently evaluating the effect that the adoption of EITF 00-21 will have on its financial statements.

Effective January 1, 2002, the Company adopted SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121 “Accounting for the Impairment of Long-Lived

KOSAN BIOSCIENCES INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

Assets and Long-Lived Assets to Be Disposed Of”. The primary objectives of SFAS 144 are to develop one accounting model based on the framework established in FSAS 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues. The adoption of SFAS 144 did not have an impact on the Company’s financial statements.

Cash Equivalents and Investments

The Company considers all highly liquid investments with a maturity from date of purchase of three months or less to be cash equivalents. The Company limits its concentration of risk by diversifying its investments among a variety of issuers. All investment securities are classified as available-for-sale and are recorded at fair value based on quoted market prices, with unrealized gains and losses excluded from earnings and reported in other comprehensive income/(loss). Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Realized gains and losses and declines in fair value that are deemed to be other-than-temporary are reflected in earnings. The cost of securities sold is based on the specific identification method.

The Company holds a restricted investment consisting of a certificate of deposit. This investment is carried at fair value and is restricted as to withdrawal under a letter of credit agreement related to a facility lease (see Note 6). This investment is held in the Company’s name and is included in long-term investments on the Company’s financial statements.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Property and equipment are depreciated on a straight-line basis over the estimated useful lives of three to five years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the lease term.

Revenue Recognition

The Company recognizes license and other up-front and initial fees pursuant to research and development collaboration agreements over the estimated research and development term of the respective agreement. Payments related to substantive performance milestones that are at risk at the initiation of an agreement are recognized upon successful completion of a performance milestone event. Contract revenues related to collaborative research and development efforts are recognized as revenue as the related services are performed. Such payments generally are made based on the number of full-time equivalent researchers assigned to the collaboration project and the related research and development expenses incurred. Revenues related to government grants are recognized at the time a grant is awarded and as related research expenses are incurred. Any amounts received in advance of performance are recorded as deferred revenue until earned.

Research and Development

Research and development consists of costs incurred for Company-sponsored and collaborative research and development expenses. These costs consist primarily of salaries and other personnel-related expenses, stock-based compensation, facility-related expenses, licensing-related expenses, depreciation of facilities and equipment, lab consumables, clinical trial-related services performed by clinical research organizations and research institutions and other outside service providers.

KOSAN BIOSCIENCES INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

The continuation of KOS-862 clinical trials have had, and will continue to have, a significant effect on the Company’s research and development expenses. Expenses related to clinical trials generally are accrued based on the level of patient enrollment and activity according to the protocol. The Company monitors patient enrollment level and related activity to the extent possible and adjusts estimates accordingly.

Research and development expenses under government grant awards and collaborative agreements approximate the revenue recognized, excluding milestone and up-front payments received under such arrangements.

Net Loss Per Share

Basic and diluted net loss per common share have been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net loss is not presented separately as the Company is in a net loss position and including potentially dilutive securities in the loss per share computation would be antidilutive. Pro forma net loss per common share has been computed to give effect to the automatic conversion of preferred stock into common stock immediately prior to the completion of the Company’s initial public offering (using the if-converted method) from the original date of issuance.

The following table presents the calculation of basic, diluted and pro forma basic and diluted net loss per share (in thousands, except per share data):

	Year Ended December 31,
	2002	2001	2000
Net loss attributable to common stockholders	$(20,864)	$(21,873)	$(26,343)

Weighted-average shares of common stock outstanding	25,307	25,199	10,697
Less: weighted-average shares subject to repurchase	(401)	(1,035)	(1,310)

Weighted-average shares used in computing basic and diluted net loss per common share	24,906	24,164	9,387

Basic and diluted net loss per common share	$(0.84)	$(0.91)	$(2.81)

Pro forma:
Shares used above			9,387
Pro forma adjustment to reflect weighted effect of conversion of convertible preferred stock (unaudited)			8,872

Shares used in computing pro forma basic and diluted net loss per common share (unaudited)			18,259

Pro forma basic and diluted net loss per common share (unaudited)			$(1.44)

The Company has excluded all convertible preferred stock, outstanding stock options and shares subject to repurchase from the calculation of diluted net loss per common share because all such securities are antidilutive for all applicable periods presented. The total number of outstanding stock options excluded from the calculations of diluted net loss per share, prior to application of the treasury stock method for options, was 3,080,345, 2,355,874 and 1,080,141 for the years ended December 31, 2002, 2001 and 2000, respectively. Such securities, had they been dilutive, would have been included in the computations of diluted net loss per share. See Note 9 for further information on these securities.

KOSAN BIOSCIENCES INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

Stock-Based Compensation

The Company accounts for common stock options granted to employees using the intrinsic value method as prescribed by APB 25, and related interpretations, and thus recognizes compensation expense for options granted with exercise prices less than the fair value of the Company’s common stock on the date of the grant. The Company elected to follow APB 25 because the alternative fair value accounting provided for under SFAS 123 requires use of option valuation models that were not developed for use in valuing employee stock-based awards. Deferred stock compensation calculated for options granted with exercise prices less than the deemed fair value is included as a reduction of stockholders’ equity and is amortized over the vesting period of the individual options, generally four years, using the graded vesting method. For the year ended December 31, 2000, in connection with the grant of stock options to employees, the Company recorded deferred stock-based compensation totaling $15.6 million, representing the difference between the deemed fair value of the common stock on the date such options were granted and the applicable exercise prices.

Pro forma net loss and net loss per share information is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. Prior to the Company’s initial public offering, the fair value of stock options was estimated at the date of grant using the minimum value method. The fair value subsequent to the initial public offering was valued using the Black-Scholes Model based on the actual stock closing price on the date of grant. The effects of applying SFAS 123 for either recognizing compensation expense or providing pro forma disclosures are not likely to be representative of the effects on net income for future years.

The Company’s valuation assumptions and pro forma information follows (in thousands, except valuation assumptions and per share amounts):

	Year Ended December 31,
	2002	2001	2000
Risk free interest rate	3.7%	4.4%	5.0%
Dividend yield	—	—	—
Weighted-average expected life	4 years	4 years	4 years
Volatility	70%	70%	70%
Net loss attributable common stockholders, as reported	$(20,864)	$(21,873)	$(26,343)
Add: Stock-based employee compensation expense included in reported net loss	2,050	6,044	6,857
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(4,707)	(7,630)	(7,231)

Pro forma net loss	$(23,521)	$(23,459)	$(26,717)

Basic and diluted net loss per common share:
As reported	$(0.84)	$(0.91)	$(2.81)
Pro forma	$(0.94)	$(0.97)	$(2.85)

Stock compensation expense for options granted to non-employees has been determined in accordance with SFAS 123 and Emerging Issues Task Force (“EITF”) 96-18 as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. The measurement of stock-based compensation to non-employees is subject to periodic adjustment as the underlying securities vest. As such, changes to these measurements could be substantial should the Company experience significant changes in its stock price.

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

2.    RESEARCH AND DEVELOPMENT AGREEMENTS

Hoffman-La Roche, Inc.

Effective September 2002, the Company signed a research and development collaboration agreement with Hoffman-La Roche, Inc. and F. Hoffman-La Roche Ltd. (collectively “Roche”). Under the terms of the agreement, Roche has worldwide exclusive rights to market and sell KOS-862 (Epothilone D) in the field of oncology, and the Company will co-develop and has the right to co-promote the product in the United States. The Company is entitled to receive payments for the reimbursement of research and development expenditures, funding of a back-up program, achievement of clinical, regulatory and commercial milestones, development activities and royalties on sales of collaboration products, subject to potential offsets and credits. In addition, the Company has the opportunity to increase its royalties and profit participation through a buy-in at a later stage of clinical development and by co-promotion of products resulting from the collaboration.

For the year ended December 31, 2002, the Company recognized $3.4 million of contract revenue pursuant to this agreement. Such amount, excluding the ratable portion of an initial payment, approximated research and development expenses under the collaboration agreement. Included in 2002 contract revenue was the ratable portion of the first of two $12.5 million installments of an initial fee, which was deferred and is being amortized on a ratable basis over a five-year estimated clinical development term of the agreement.

Johnson & Johnson Pharmaceutical Research and Development, LLC

Effective September 1998, the Company signed a collaborative agreement with The R.W. Johnson Pharmaceutical Research Institute, LLC and Ortho-McNeil Pharmaceutical, Inc., both Johnson & Johnson companies. Effective January 1, 2002, the rights and obligations under the agreement were assigned to Johnson

KOSAN BIOSCIENCES INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

2.    RESEARCH AND DEVELOPMENT AGREEMENTS—(Continued)

& Johnson Pharmaceutical Research and Development, LLC (“J&JPRD”), a subsidiary of Ortho-McNeil Pharmaceutical, Inc. Under the terms of the agreement, the Company will use its technologies to produce specific novel antibiotics on a “reasonable efforts” basis.

J&JPRD has the right to receive exclusive worldwide rights to specified antibiotic compounds. The development, marketing and sale of drugs resulting from the collaborative agreement will be undertaken by J&JPRD, and should the development efforts result in a marketable product, the Company will receive milestone payments and royalty payments based on product sales. Upon the execution of the collaborative agreement, the Company received an initial up-front fee of $1.0 million, which was deferred and recognized on a ratable basis over the term of the agreement. In December 2002, the Company amended the collaboration research and development agreement. Under the terms of the amended agreement, subject to early termination provisions, the research program and funding have been extended until December 28, 2003. J&JPRD will take two selected series of compounds forward into preclinical studies. Rights to compounds and technologies developed in the collaboration that are not related to the compounds under study by J&JPRD, or their structural analogs, have reverted to the Company.

For the years ended December 31, 2002, 2001 and 2000, the Company recognized $2.9 million, $3.2 million and $3.8 million, respectively, of contract revenue pursuant to this agreement. Such amounts, excluding initial and milestone payments, approximated research and development expenses under the collaboration. Included in 2000 revenue is the ratable portion of a $1.0 million up-front fee received upon signing the agreement with J&JPRD, which was recognized over the initial two-year term of the agreement. A milestone payment earned under the J&JPRD agreement of $250,000 was included in the year ended December 31, 2001.

At December 31, 2002, $3.6 million or 93% of accounts receivable were due from two sources. For the years ended December 31, 2002, 2001 and 2000, the Company recognized $6.3 million, $3.2 million and $3.8 million, respectively, of contract revenue pursuant to two agreements in 2002 and one agreement in 2001 and 2000, which represented 66%, 61% and 90% of total revenues for fiscal years 2002, 2001 and 2000, respectively.

License Agreements

The Company has collaborative and license agreements with several academic, government and medical institutions. Included in research and development expenses were total payments made under these agreements of approximately $1.5 million, $721,000 and $373,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

3.    INVESTMENTS

The amortized cost and fair value of securities, with gross unrealized gains and losses, at December 31, were as follows (in thousands):

	2002				2001
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Debt Securities:
US agency notes	$29,512	$66	$—	$29,578	$34,645	$107	$—	$34,752
Corporate bonds	28,684	85	—	28,769	35,692	1,120	(12)	36,800
Asset-backed securities	—	—	—	—	229	1	—	230

	$58,196	$151	$—	$58,347	$70,566	$1,228	$(12)	$71,782

KOSAN BIOSCIENCES INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

3.    INVESTMENTS —(Continued)

The fair value of available-for-sale securities by contractual maturity at December 31, were as follows (in thousands):

2002
Within one year	$32,164
Greater than one year, less than two years	26,183

$58,347

At June 30, 2001, the Company determined that an other-than-temporary decline in fair value of its investment in short-term commercial paper of Southern California Edison (“So Cal Ed”), a utility company had occurred. At the time of purchase, the security was a high investment-grade security, but was subsequently downgraded due to the financial uncertainty that resulted from the California energy crisis. The security matured on April 18, 2001, and So Cal Ed defaulted on payment. The amortized cost of the security was $3.0 million, and the security was valued at approximately 67% of cost at June 30, 2001. Accordingly, the Company recorded a $990,000 loss on the related write-down in the carrying value of the investment. At December 31, 2001, the security remained outstanding and was valued at approximately 94% of amortized cost. The unrealized gain of $810,000 was included in accumulated other comprehensive income/(loss). In March 2002, the security was fully repaid. Thus, the Company recorded a realized gain of $990,000 for the year ended December 31, 2002.

4.    PROPERTY AND EQUIPMENT

Property and equipment at December 31, consisted of the following (in thousands):

	2002	2001
Computer equipment and software	$1,353	$898
Office furniture	321	292
Lab equipment	6,120	4,443
Leasehold improvements	2,522	1,127

	10,316	6,760
Less accumulated depreciation and amortization	(4,948)	(3,193)

	$5,368	$3,567

Depreciation and amortization expense was $1.8 million, $1.3 million and $932,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Property and equipment financed under capital leases amounted to $562,000 at December 31, 2002 and 2001. Accumulated amortization related to this property and equipment amounted to $562,000 and $556,000 at December 31, 2002 and 2001, respectively.

KOSAN BIOSCIENCES INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

5.    EQUIPMENT FINANCING

The Company financed certain equipment and facility improvements under debt obligations. As of December 31, 2002, future minimum loan payments under these obligations were as follows (in thousands):

Year ended December 31,
2003	$1,954
2004	1,138
2005	609
2006	204

Total minimum debt payments	3,905
Less amount representing interest	(397)

Present value of net minimum payments	3,508
Less current portion	(1,712)

Long-term portion	$1,796

In April 2002, the Company entered into a $3.0 million equipment line of credit agreement. Each draw has an interest rate that is fixed at the time of draw down. As of December 31, 2002, the Company utilized approximately $2.2 million of the line of credit.

The terms of the debt obligations range from 42 to 49 months. Some of the loans have a balloon payment at the end of the term. Interest rates are fixed at the time of the draw down, with rates ranging from 7.19% to 13.86%. Obligations under the loans are secured by the assets financed under the loans.

6.    FACILITY LEASES

In June 2002, the Company expanded its facilities by entering into an assignment of a non-cancelable operating lease, which commenced in June 2002 and expires in March 2008, with an option to renew. The Company also entered into a new lease on its existing facility lease to August 2013, with an option to renew.

Minimum annual rental commitments at December 31, 2002 were as follows (in thousands):

Year ended December 31,
2003	$1,708
2004	1,588
2005	1,609
2006	1,624
2007	1,679
Thereafter	5,956

Total minimum payments	$14,164

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

Rent expense for operating leases was approximately $1.5 million, $1.1 million and $1.3 million for the years ended December 31, 2002, 2001 and 2000, respectively.

KOSAN BIOSCIENCES INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

7.    ACCRUED LIABILITIES

Accrued liabilities at December 31, consisted of the following (in thousands):

	2002	2001
Facilities-related	$510	$349
Compensation-related	1,176	827
Professional services	858	289
Research & development-related	847	60
Other	290	303

	$3,681	$1,828

8.    RELATED PARTY TRANSACTIONS

For the years ended December 31, 2002 and 2001, the Company had outstanding promissory notes issued to officers and employees of $1.2 million and $1.5 million, respectively. These promissory notes were issued for the exercise of stock options. These notes bear interest at rates ranging from 6.00% to 6.69% per annum, with principal and interest due from February 2003 through October 2003. All of these are full recourse notes, secured in part by a pledge of the Company’s common stock owned, and are classified in stockholders’ equity.

For the years ended December 31, 2002 and 2001, the Company had outstanding full recourse employee loans of $445,000 and $1.0 million, respectively. These loans bear interest at rates ranging from 4.47% to 6.60% and are due from March 2004 through March 2006. The loans are secured by deeds of trust to residential property and are classified on the balance sheet as notes receivable from related parties. One of the notes to an officer totaling $150,000 will be forgiven by the fourth anniversary date of the officer’s employment in accordance with the original terms of the loan agreement.

9.    STOCKHOLDERS’ EQUITY

Common Stock Split and Shares Authorized

In September 2000, the Company split its common stock 3-for-1 and increased the authorized shares of common stock to 36,000,000 shares. In October 2000, in conjunction with the closing of the Company’s initial public offering of common stock, the Company increased the authorized shares of common stock to 200,000,000. All common stock, options to purchase common stock and per share amounts in the accompanying financial statements have been adjusted retroactively to reflect the stock split. The conversion ratios of the respective series of convertible preferred stock were automatically adjusted to reflect the stock split. In July 2001, the Company decreased the authorized shares of common stock to 100,000,000.

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

KOSAN BIOSCIENCES INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

9.    STOCKHOLDERS’ EQUITY—(Continued)

Preferred Stock

On March 30, 2000, the Company completed a private placement for the sale of 804,196 shares of Series C convertible preferred stock, resulting in gross proceeds of $24.9 million. The issuance of the Series C convertible preferred stock resulted in a beneficial conversion feature that was reflected as a deemed dividend of $11.3 million in the statement of operations for the year ended December 31, 2000.

Common Stock and Common Stock Subject to Repurchase

Under the terms of the 1996 Stock Option Plan (the “1996 Plan”), options granted before the Company’s initial public offering of common stock are exercisable when granted, and if exercised prior to vesting, such shares are subject to repurchase upon termination of employment or consulting agreement at a price per share equal to the original exercise price. Repurchase rights lapse over the vesting periods, which are generally four years. At December 31, 2002 and 2001, 208,436 shares and 689,483 shares, respectively, were subject to repurchase. Stock options granted after the Company’s initial public offering of common stock are exercisable only for the portion of the stock options that have vested.

1996 Stock Option Plan

In 1996, the board of directors adopted the 1996 Plan that provides for the granting of incentive stock options and nonstatutory stock options to employees, officers, directors and consultants of the Company. The maximum number of aggregate shares that may be optioned and sold under the plan is 6,600,000, plus an annual increase to be added on January 1 of each year that may be the lesser of 1,125,000 shares, 5% of the outstanding shares on such date or a lesser amount as determined by the board, beginning in 2001. Incentive stock options may be granted with exercise prices not less than fair value, and nonstatutory stock options may be granted with exercise prices not less than 85% of the fair value on the date of grant. The fair value of grants before the Company’s initial public offering was determined by the board of directors. The fair value of grants after the Company’s initial public offering of common stock is determined by the closing market price of the Company’s common stock as listed on any established stock exchange on the date of grant. Stock options granted to a stockholder owning more than 10% of voting stock of the Company may be granted with an exercise price of not less than 110% of the fair value on the date of grant. Options expire no later than ten years from the date of the grant. The number of shares, terms and exercise period are determined by the board of directors. Options generally vest at 25% per year over a four-year period.

2000 Employee Stock Purchase Plan

In March 2000, the Company adopted the 2000 Employee Stock Purchase Plan (the “Purchase Plan”) and reserved 300,000 shares of common stock for issuance thereunder. In addition, the Purchase Plan provides for annual increases in the number of shares available for issuance under the Purchase Plan on January 1 of each year, beginning in 2001, equal to the lesser of 150,000 shares, 0.75% of the outstanding shares on such date or such amount as determined by the board. The Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the common stock on the first day of the offering or 85% of the fair market value of the Company’s common stock on the purchase date. Each offering period is for approximately six months, with the initial offering period commencing on October 5, 2000. As of December 31, 2002, 161,423 shares were granted under the Purchase Plan.

KOSAN BIOSCIENCES INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

9.    STOCKHOLDERS’ EQUITY—(Continued)

2000 Employee Stock Purchase Plan

In March 2000, the Company adopted the 2000 Employee Stock Purchase Plan (the “Purchase Plan”) and reserved 300,000 shares of common stock for issuance thereunder. In addition, the Purchase Plan provides for annual increases in the number of shares available for issuance under the Purchase Plan on January 1 of each year, beginning in 2001, equal to the lesser of 150,000 shares, 0.75% of the outstanding shares on such date or such amount as determined by the board. The Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the common stock on the first day of the offering or 85% of the fair market value of the Company’s common stock on the purchase date. Each offering period is for approximately six months, with the initial offering period commencing on October 5, 2000. As of December 31, 2002, 161,423 shares were granted under the Purchase Plan.

2000 Non-Employee Directors’ Plan

In March 2000, the Company adopted the 2000 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”) and reserved 300,000 shares of common stock for issuance thereunder. The Directors’ Plan provides for an annual increase on January 1 of each year, beginning in 2001, equal to the lesser of 150,000 shares, 0.75% of the outstanding shares on such date or a lesser amount as determined by the board. In May 2002, stockholders approved an amendment to the Directors’ Plan to increase the number of options that may be granted to each non-employee director and adjust the date of grant and the term over which shares vest. Under the Directors’ Plan, as amended, each non-employee director who becomes a director of the Company will be automatically granted a non-statutory stock option to purchase 20,000 shares of common stock on the date on which such person first becomes a director, and such option will vest over four years. Beginning with the 2002 Annual Stockholders Meeting and each year thereafter, each non-employee director will automatically be granted, one day following each year’s annual meeting of stockholders, a non-statutory option to purchase 5,000 shares of common stock, which will vest one day before the annual meeting of stockholders subsequent to the date of grant. The exercise price of options under the Directors’ Plan will be equal to the fair market value of the common stock on the date of grant.

The maximum term of the options granted under the Directors’ Plan is ten years. The Directors’ Plan will terminate in March 2010, unless terminated in accordance with the provisions of the Directors’ Plan. As of December 31, 2002, 93,000 shares were granted under the Directors’ Plan.

KOSAN BIOSCIENCES INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

9.    STOCKHOLDERS’ EQUITY—(Continued)

A summary of stock option activity is as follows:

	Shares Available For Grant	Options Outstanding
		Number of Shares	Exercise Price	Aggregate Price	Weighted- Average Exercise Price
Balances at December 31, 1999	277,683	1,367,700		$396,545	$0.29
Additional reserved	2,700,000	—	—	—	—
Granted	(1,489,350)	1,489,350	$0.33–$14.00	4,392,700	$2.95
Canceled	81,519	(81,519)	$0.15–$ 4.00	(77,213)	$0.95
Exercised	—	(1,695,390)	$0.08–$ 4.00	(1,808,029)	$1.07

Balances at December 31, 2000	1,569,852	1,080,141		$2,904,003	$2.69
Additional reserved	375,000	—	—	—	—
Granted	(1,501,775)	1,501,775	$5.28–$10.67	13,640,396	$9.19
Canceled	192,912	(192,912)	$0.33–$14.00	(847,479)	$4.39
Exercised	—	(33,130)	$0.15–$ 4.00	(60,143)	$1.82

Balances at December 31, 2001	635,989	2,355,874		$15,636,777	$6.64
Additional reserved	1,125,000	—	—	—	—
Granted	(1,134,100)	1,134,100	$6.25–$ 8.85	8,149,229	$7.15
Canceled	319,167	(319,167)	$0.33–$10.50	(1,891,887)	$5.93
Exercised	—	(90,462)	$0.33–$ 4.00	(85,486)	$0.94

Balances at December 31, 2002	946,056	3,080,345		$21,808,633	$7.08

The following table summarizes information with respect to stock options outstanding at December 31, 2002:

Options Outstanding				Options Vested
Range of Exercise Price	Number of Shares	Weighted- Average Contractual Remaining Life (In Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$ 0.15–$ 2.00	432,004	6.94	$ 0.91	278,422	$ 0.66
$ 4.00–$ 6.50	808,925	9.43	$ 5.94	104,931	$ 4.31
$ 6.65–$ 7.75	492,500	9.00	$ 7.32	100,115	$ 7.54
$ 8.00–$ 8.87	435,450	8.99	$ 8.65	113,018	$ 8.58
$ 9.70–$ 9.70	615,266	8.42	$ 9.70	248,627	$ 9.70
$10.50–$14.00	296,200	8.32	$11.00	117,463	$11.09

	3,080,345			962,576

Of the 3,080,345 options outstanding, 1,201,014 options were exercisable as of December 31, 2002, including 238,438 that, if exercised, would be subject to the Company’s lapsing right to repurchase over the remaining vesting term. The weighted-average fair value of options granted at their date of grant was $7.08, $6.05 and $0.66 for the years ending December 31, 2002, 2001 and 2000, respectively.

KOSAN BIOSCIENCES INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

9.    STOCKHOLDERS’ EQUITY—(Continued)

Non-Employee Stock-Based Compensation

As of December 31, 2002, the Company had issued consultant stock options totaling approximately 884,000 shares with exercise prices ranging from $0.15 to $9.70 and terms up to five years. Compensation related to the grants of stock options is recorded in accordance with SFAS 123 and EITF 96-18 using the Black-Scholes Model. The Company recognized other stock-based compensation for grants to non-employees of $1.4 million, $681,000 and $1.4 million for the years ended December 31, 2002, 2001 and 2000, respectively. The measurement of stock-based compensation to non-employees is subject to periodic adjustment as the underlying awards vest.

Reserved Shares

As of December 31, 2002, the Company had reserved shares of common stock for future issuance as follows:

Shares Reserved
Stock option plans	4,026,401
Employee Stock Purchase Plan	138,577

4,164,978

Stockholder Rights Plan

In October 2001, the board of directors of the Company adopted a Stockholder Rights Plan (the “Rights Plan”) under which all stockholders received rights (the “Rights”) to purchase shares of a new series of Preferred Stock. 1,000,000 shares of Junior A Preferred Stock were authorized in conjunction with the adoption of the Rights Plan. Each Right entitles the holder to purchase one one-hundredth of a share of a Series A Junior Participating Preferred Stock under certain circumstances at an exercise price of $70.00 per one-one hundredth of a share. The Rights were distributed as a non-taxable dividend and expire on October 29, 2011. At the time of the adoption, the Rights were neither exercisable nor traded separately from the common stock. However, subject to certain exceptions, the Rights will become exercisable at such time that a person (or group of affiliated persons) acquires beneficial ownership of 20% or more of the outstanding Company common stock (an “Acquiring Person”) or on the tenth business day after a person or entity commences, or expresses an intention to commence, a tender or exchange offer that would result in such person acquiring 20% or more of the outstanding Company common stock.

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

The board of directors can redeem the Rights at any time prior to a person becoming an Acquiring Person at a redemption price of $0.001 per Right. In addition, the board of directors may, after any time a person becomes an Acquiring Person, exchange each Right for one share of common stock of the Company. As of December 31, 2002, no shares had been issued under the Rights Plan.

KOSAN BIOSCIENCES INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

10.    COMPREHENSIVE INCOME

Comprehensive loss was as follows (in thousands):

	Year Ended December 31,
	2002	2001	2000
Net loss	$(20,864)	$(21,873)	$(15,076)
Unrealized (loss)/gain on available-for-sale securities	(74)	606	(314)
Reclassification of (gain)/loss on available-for-sale securities	(990)	990	—

Comprehensive loss	$(21,928)	$(20,277)	$(15,390)

11.    INCOME TAXES

As of December 31, 2002, the Company had federal net operating loss carryforwards and federal research and development tax credit carryforwards of approximately $35.0 million and $1.6 million, respectively. The federal net operating loss and credit carryforwards will expire at various dates beginning in the year 2011 through 2022, if not utilized.

Utilization of the federal net operating loss and credit carryforwards may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before utilization.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets for financial reporting and the amount used for income tax purposes. Significant components of the Company’s deferred tax assets for federal income taxes as of December 31 were as follows (in thousands):

	2002	2001
Deferred tax assets:
Net operating loss carryforwards	$12,360	$10,400
Deferred revenue	4,700	—
Research and development credits	2,710	1,880
Capitalized research and development expenses	1,850	1,600
Other	1,470	720

Total deferred tax assets	23,090	14,600

Valuation allowance	(23,090)	(14,600)

Net deferred taxes	$—	$—

Due to the Company’s lack of earnings history, the total deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $8.5 million and $5.4 million during the years ended December 31, 2002 and 2001, respectively.

KOSAN BIOSCIENCES INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

12.    QUARTERLY INFORMATION (Unaudited)

The Company’s quarterly results were as follows (in thousands, except per share amounts):

	Quarter Ended				Total
	March 31,	June 30,	September 30,	December 31,
2002
Revenue (1)	$1,662	$1,515	$883	$5,543	$9,603
Loss from operations	(5,545)	(6,886)	(7,745)	(3,531)	(23,707)
Net loss	(3,934)	(6,390)	(7,366)	(3,174)	(20,864)
Basic and diluted earnings per common share	$(0.16)	$(0.26)	$(0.29)	$(0.13)	$(0.84)

2001
Revenue	$1,229	$978	$1,500	$1,469	$5,176
Loss from operations	(5,428)	(7,233)	(6,264)	(6,634)	(25,559)
Net loss	(3,923)	(6,995)	(5,146)	(5,809)	(21,873)
Basic and diluted earnings per common share	$(0.16)	$(0.29)	$(0.21)	$(0.24)	$(0.91)

(1)	Revenue for the quarter ended December 31, 2002 included $3.4 million of contract revenue recognized pursuant to the research and development collaboration agreement with Roche.