Form 10-Q
period 2003-03-31
KOSAN BIOSCIENCES INC
filed 2003-05-15
CIK 1110206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2003.

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rules 12b-2 of the Exchange Act).

Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $.001 par value; 25,564,008 shares outstanding at April 30, 2003.

KOSAN BIOSCIENCES INCORPORATED

Form 10-Q

Quarter Ended March 31, 2003

PART I.    FINANCIAL INFORMATION

Item 1:    Condensed Financial Statements and Notes

KOSAN BIOSCIENCES INCORPORATED

CONDENSED BALANCE SHEETS

(in thousands)

	March 31, 2003	December 31, 2002
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$23,012	$22,191
Short-term investments	30,081	31,260
Accounts receivable	2,913	3,874
Prepaid expenses and other current assets	1,182	1,106

Total current assets	57,188	58,431

Property and equipment, net	5,854	5,368
Long-term investments	26,142	27,087
Notes receivable from related parties	380	445
Other assets	301	259

Total assets	$89,865	$91,590

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,370	$1,790
Accrued liabilities	3,781	3,681
Current portion of deferred revenue	2,870	2,500
Current portion of equipment loans	1,758	1,712

Total current liabilities	10,779	9,683

Deferred revenue, less current portion	8,646	9,271
Equipment loans, less current portion	2,043	1,796

Stockholders’ equity:
Common stock	26	25
Additional paid-in capital	142,243	142,424
Notes receivable from stockholders	(1,136)	(1,221)
Deferred stock-based compensation	(861)	(1,134)
Accumulated other comprehensive income	113	152
Accumulated deficit	(71,988)	(69,406)

Total stockholders’ equity	68,397	70,840

Total liabilities and stockholders’ equity	$89,865	$91,590

(1)	The balance sheet data at December 31, 2002 has been derived from the audited financial statements at that date.

See accompanying notes.

KOSAN BIOSCIENCES INCORPORATED

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2003	2002
Revenues:
Contract revenue	$4,347	$925
Grant revenue	911	737

Total revenues	5,258	1,662

Operating expenses:
Research and development	6,881	5,947
General and administrative	1,248	1,260

Total operating expenses	8,129	7,207
Loss from operations	(2,871)	(5,545)
Other income, net	289	1,611

Net loss	$(2,582)	$(3,934)

Basic and diluted net loss per common share	$(0.10)	$(0.16)

Shares used in computing basic and diluted net loss per common share	25,317	24,633

See accompanying notes.

KOSAN BIOSCIENCES INCORPORATED

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2003	2002
Operating activities
Net loss	$(2,582)	$(3,934)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	543	361
Amortization of investment premiums and discounts, net	272	58
Amortization of stock-based compensation, net of reversals	(360)	584
Other stock-based compensation	102	378
Realized gain on investment	—	(990)
Changes in assets and liabilities:
Accounts receivable	961	(739)
Prepaid expenses and other current assets	(76)	59
Other assets and notes receivable from related parties	23	401
Accounts payable and accrued liabilities	680	333
Deferred revenue	(255)	489

Net cash used in operating activities	(692)	(3,000)

Investing activities
Acquisition of property and equipment	(1,029)	(643)
Purchase of investments	(25,187)	(12,000)
Proceeds from maturity of investments	27,000	27,838

Net cash provided by investing activities	784	15,195

Financing activities
Proceeds from issuance of common stock, net of repurchases	408	255
Proceeds from the repayment of notes receivable from stockholders	28	2
Proceeds from equipment loans	739	—
Principal payments under equipment loans	(446)	(324)

Net cash provided by (used in) financing activities	729	(67)

Net increase in cash and cash equivalents	821	12,128
Cash and cash equivalents at beginning of period	22,191	18,561

Cash and cash equivalents at end of period	$23,012	$30,689

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. The information as of March 31, 2003, and for the three months ended March 31, 2003 and 2002, reflects all adjustments (including normal recurring adjustments) that the management of the Company believes are necessary for a fair presentation of the results for the periods presented. Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

Cash Equivalents and Investments

The Company considers all highly liquid investments with a maturity from date of purchase of three months or less to be cash equivalents. The Company limits its concentration of risk by diversifying its investments among a variety of issuers. All investment securities are classified as available-for-sale and are recorded at fair value based on quoted market prices, with unrealized gains and losses excluded from earnings and reported in other comprehensive income/(loss). Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Realized gains and losses and declines in the fair value that are deemed to be other-than-temporary are reflected in earnings. The cost of securities sold is based on the specific identification method. For the three months ended March 31, 2002, the Company recorded a $990,000 realized gain related to the full recovery of a previously written-down investment.

The Company holds a restricted investment consisting of a certificate of deposit of approximately $904,000. This investment is carried at fair value and is restricted as to withdrawal under a letter of credit

KOSAN BIOSCIENCES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(unaudited)

1.    Organization and Summary of Significant Accounting Policies (Continued)

agreement related to a facility lease. This investment is held in the Company’s name and is included in long-term investments on the Company’s financial statements.

Revenue Recognition

The Company recognizes license and other up-front and initial fees pursuant to research and development collaboration agreements over the estimated research and development term of the respective agreement. Payments related to substantive performance milestones that are at risk at the initiation of an agreement are recognized upon successful completion of a performance milestone event. Contract revenues related to collaborative research and development efforts are recognized as revenue as the related services are performed. Such payments generally are made based on the number of full-time equivalent researchers assigned to the collaboration project and the related research and development expenses incurred. Revenues related to government grants are recognized at the time a grant is awarded and as the related research expenses are incurred. Any amounts received in advance of performance are recorded as deferred revenue until earned.

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

The continuation of KOS-862 clinical trials has had, and will continue to have, a significant effect on the Company’s research and development expenses. Expenses related to clinical trials generally are accrued based on the level of patient enrollment and activity according to the protocol. The Company monitors patient enrollment levels and related activity and adjusts estimates accordingly.

Research and development expenses under government grant awards and collaborative agreements approximated the revenue recognized, excluding milestone payments, up-front and initial fees received under such arrangements.

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

KOSAN BIOSCIENCES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(unaudited)

1.    Organization and Summary of Significant Accounting Policies (Continued)

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2003	2002
Net loss	$(2,582)	$(3,934)

Weighted-average shares of common stock outstanding	25,497	25,227
Less: weighted-average shares subject to repurchase	(180)	(594)

Weighted-average shares used in computing basic and diluted net loss per common share	25,317	24,633

Basic and diluted net loss per common share	$(0.10)	$(0.16)

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

Pro forma net loss and net loss per share information is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The effects of applying the intrinsic value method for either recognizing compensation expense or providing pro forma disclosures are not likely to be representative of the effects on net income for future years.

KOSAN BIOSCIENCES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(unaudited)

1.    Organization and Summary of Significant Accounting Policies (Continued)

The Company’s pro forma information follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2003	2002
Net loss attributable common stockholders, as reported	$(2,582)	$(3,934)
Add: Stock-based employee compensation expense included in reported net loss	(360)	584
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	204	(1,292)

Pro forma net loss	$(2,738)	$(4,642)

Basic and diluted net loss per common share:
As reported	$(0.10)	$(0.16)
Pro forma	$(0.11)	$(0.19)

Reclassifications

Certain reclassifications of prior years’ balances have been made to conform to the current year presentation. These reclassifications had no effect on prior years’ net loss or stockholders’ equity.

2.    Research and Development Agreements

Roche

Effective September 2002, the Company signed a research and development collaboration agreement with Hoffmann-La Roche, Inc. and F. Hoffmann-La Roche Ltd. (collectively “Roche”). Under the terms of the agreement, Roche has worldwide exclusive rights to market and sell KOS-862 (Epothilone D) in the field of oncology, and the Company will co-develop and has the right to co-promote the product in the United States. The Company is entitled to receive payments for the reimbursement of research and development expenditures, funding of a back-up program, achievement of clinical, regulatory and commercial milestones, development activities and royalties on sales of collaboration products, subject to potential offsets and credits. In addition, the Company has the opportunity to increase its royalties and profit participation through a buy-in at a later stage of clinical development and by co-promotion of products resulting from the collaboration. For the three months ended March 31, 2003, the Company recognized revenue related to this agreement of approximately $3.5 million.

Johnson & Johnson Pharmaceutical Research and Development, LLC

Effective September 1998, the Company signed a collaborative agreement with The R.W. Johnson Pharmaceutical Research Institute, LLC and Ortho-McNeil Pharmaceutical, Inc., both Johnson & Johnson companies. Effective January 1, 2002, the rights and obligations under the agreement were assigned to Johnson & Johnson Pharmaceutical Research and Development, LLC (“J&JPRD”), a subsidiary of Ortho-McNeil Pharmaceutical, Inc. In December 2002, the Company amended the collaboration research and development agreement. Under the terms of the amended agreement, subject to early termination provisions, the research program and funding have been extended until December 28, 2003. J&JPRD will

KOSAN BIOSCIENCES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(unaudited)

2.    Research and Development Agreements (continued)

take two selected series of compounds forward into preclinical studies. Rights to compounds and technologies developed in the collaboration that are not related to the compounds under study by J&JPRD, or their close structural analogs, have reverted to the Company. For the three months ended March 31, 2003, the Company recognized revenue of approximately $622,000 in connection with this agreement, of which $250,000 was related to a non-recurring milestone payment received in connection with this agreement.

License Agreements

The Company has collaborative and license agreements with several academic, government and medical institutions. Included in research and development expenses were total payments made under these agreements of approximately $88,000 and $18,000 for the three months ended March 31, 2003 and 2002, respectively.

3.    Comprehensive Loss

For the three months ended March 31, 2003 and 2002, comprehensive loss was as follows (in thousands):

	Three Months Ended March 31,
	2003	2002
Net loss	$(2,582)	$(3,934)
Unrealized loss on available-for-sale securities	(39)	(240)
Reclassification of realized gain on available-for-sale securities	—	(990)

Comprehensive loss	$(2,621)	$(5,164)

4.    Equipment Financing

The Company finances certain equipment and facility improvements under debt obligations. In April 2002, the Company entered into a $3.0 million equipment line of credit agreement. As of March 31, 2003, the Company had utilized substantially all $3.0 million of the line of credit.

The terms of the loan obligations range from 42 to 49 months. Some of the loans have a balloon payment at the end of the term. The interest rates of each of the loans are fixed at the time of the draw down, with the interest rates ranging from 6.99% to 13.86%. Obligations under the loans are secured by the assets financed under the loans.

KOSAN BIOSCIENCES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(unaudited)

5.    Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2003	December 31, 2002
Facilities-related	$791	$510
Compensation-related	731	1,176
Professional services	1,052	858
Research and development-related	902	847
Other	305	290

	$3,781	$3,681

Item 2:    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as may, will, should, expect, plan, anticipate, believe, estimate, predict, potential or continue, the negative of terms like these or other comparable terminology. Actual events or results may differ materially from those anticipated in these forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risks outlined under the caption “Risk Factors That May Affect Results of Operations and Financial Condition” set forth at the end of this Item 2, the Risk Factors set forth in our 2002 Annual Report on Form 10-K filed with the SEC and those contained from time to time in our other filings with the SEC. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

Overview

We have proprietary gene-engineering technologies for the manipulation and production of polyketides, a rich source of pharmaceutical products. We use our platform technologies to develop product candidates that target large pharmaceutical markets. In collaboration with Hoffmann-La Roche, Inc. and F. Hoffmann-La Roche Ltd., collectively Roche, we are testing KOS-862 (Epothilone D), a potential anticancer agent, in Phase I human clinical trials. We are developing geldanamycin derivatives as anticancer agents and are collaborating with the National Cancer Institute, or NCI, to test one of them, 17-AAG, which is in Phase I human clinical trials. In infectious disease, we have a collaboration with Johnson & Johnson Pharmaceutical Research & Development, LLC, or J&JPRD, a subsidiary of Ortho-McNeil Pharmaceutical, Inc., focusing on the development of antibiotics. We have additional product development and research programs.

We have incurred significant losses since our inception. As of March 31, 2003, our accumulated deficit was approximately $72.0 million. We expect to incur additional operating losses over the next several years as we continue to develop our technologies and fund internal product research and development.

Critical Accounting Policies

Revenue Recognition

We recognize license and other up-front and initial fees over the estimated research and development term of the respective agreement. If the agreement does not have a specified research and development term, we must apply judgment in determining the appropriate timing of recognition. Any changes in our estimates will result in either an acceleration or further deferral of unamortized revenue. Milestone payments are recognized upon successful completion of a specific scientific or regulatory milestone event. Contract revenues related to collaborative research and development agreements are recognized as revenues as the related services are performed. Such payments are generally made based on the number of full-time equivalent researchers assigned to the collaboration project and as the related research and development expenses are incurred. Revenues related to government grant awards are recognized at the time a grant is awarded and as related research expenses are incurred. Any amounts received in advance of performance are recorded as deferred revenue until earned.

Stock-Based Compensation

We continue to account for common stock options granted to employees using the intrinsic value method and, thus, recognize compensation expense for options granted with exercise prices less than the fair value of our common stock on the date of the grant. We recorded total deferred stock-based compensation of approximately $15.6 million in 2000 and $2.9 million in 1999, which amounts are being amortized to expense using the graded vesting method over the vesting periods of the underlying options, generally four years. Subsequently, if employees’ services are terminated during the vesting period, adjustments of previous charges are recognized in the period of termination. We recognized a net credit to stock-based compensation related to employee terminations of approximately $360,000 for the three months ended March 31, 2003 and an expense of approximately $584,000 for the same period in 2002. Based on deferred stock-based compensation recorded as of March 31, 2003, we expect to record amortization of deferred stock-based compensation approximately as follows: $669,000 in the remaining nine months of 2003 and $192,000 in 2004.

Stock-based compensation expense for options granted to non-employees has been determined as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. We recognized other stock-based compensation for non-employees of approximately $102,000 and $378,000 in the three months ended March 31, 2003 and 2002, respectively. In addition, assuming no changes, we expect to recognize other stock-based compensation in connection with stock options granted to non-employees of approximately $398,000 in the remaining nine months of 2003, $291,000 in 2004, $197,000 in 2005 and $69,000 in 2006. The measurement of stock-based compensation to non-employees is subject to periodic adjustment as the underlying securities vest. As such, changes to these measurements could be substantial should we experience significant changes in our stock price. See Note 1 of our financial statements.

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

Clinical Trial Accruals

During 2003, our clinical trials of KOS-862 will significantly increase our research and development expenditures. Research and development expenditures are charged to operations as incurred. Our expenses related to clinical trials are based on estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and clinical research organizations that conduct and manage clinical trials on our behalf. The financial terms of these agreements are subject to negotiation and variation from contract to contract and may result in uneven payment flows. Payments under the contracts depend on factors such as the achievement of certain events or the successful enrollment of patients or the completion of portions of the clinical trial or similar conditions. Expenses related to clinical trials generally are accrued based on the level of patient enrollment and activity according to the protocol. We monitor patient enrollment levels and related activity and adjust our estimates accordingly.

Results of Operations

Revenues

Revenues were approximately $5.3 million for the three months ended March 31, 2003, compared to approximately $1.7 million for the same period in 2002. The increase was primarily due to approximately $3.5 million in contract revenue recognized under our development and commercialization agreement with Roche, of which approximately $625,000 represented the ratable portion of the first of two $12.5 million installments of an initial fee that is being recognized over an estimated five-year clinical development period. Grant revenue was approximately $911,000 for the three months ended March 31, 2003, compared to approximately $737,000 for the same period last year. Total contract revenues under our collaboration with J&JPRD were approximately $622,000 for the three months ended March 31, 2003, compared to approximately $490,000 for the same period in 2002. Included in 2003 contract revenue was a non-recurring $250,000 milestone payment received in connection with the J&JPRD collaboration. The initial term of the collaboration with J&JPRD has been extended to December 28, 2003, subject to early termination provisions. If we do not maintain or further extend our agreements with Roche and J&JPRD, our revenues will significantly decrease thereafter, unless we enter into additional collaborations that provide substantial revenues.

Research and Development Expenses

Our research and development expenses consisted primarily of salaries and other personnel-related expenses, fees paid to outside service providers, stock-based compensation, facility-related expenses, depreciation of facilities and equipment and lab consumables. Research and development expenses increased to approximately $6.9 million for the three months ended March 31, 2003 from approximately $5.9 million for the same period in 2002. This increase was primarily attributed to the expansion of the clinical development program for KOS-862 (currently in three Phase I clinical trials), for which related expenses are reimbursable by Roche. Further investment supporting our 17-AAG/geldanamycin analog program and other internally funded programs also contributed to the increase. We expect our research and development expenses will increase substantially as KOS-862 advances further into the clinic and as we support our collaborative research and development programs and advance other in-house research programs into later stages of development.

General and Administrative Expenses

General and administrative expenses were approximately $1.2 million for the three months ended March 31, 2003, compared to approximately $1.3 million for the same period last year. The decrease was attributed to the net credit to stock-based compensation due to employee terminations, partially offset by higher employee-related costs to support our expanding research and development activities. We expect our general and administrative expenses will increase in the future to support the continued growth of our research and development efforts.

Other Income, net

Interest income decreased to approximately $372,000 for the three months ended March 31, 2003, from approximately $699,000 for the same period in 2002. This decrease was attributed to lower average investment balances and lower investment yields associated with the continued decline in interest rates.

Interest expense increased to approximately $83,000 for the three months ended March 31, 2003, from approximately $78,000 for the same period in 2002. This increase resulted from additional debt financing of property and equipment over the past year. We expect our interest expense will increase in the future resulting from additional property and equipment-related debt financings.

Included in other income for the quarter ended March 31, 2002, was a $990,000 realized gain related to the full recovery of a previously written-down investment.

Liquidity and Capital Resources

We have financed our operations from inception primarily through sales of convertible preferred stock and common stock, totaling approximately $120.6 million in net proceeds, contract payments under our collaboration agreements, equipment financing arrangements and government grant awards. As of March 31, 2003, we had approximately $79.2 million in cash, cash equivalents and investments, compared to approximately $80.5 million as of December 31, 2002. Our funds are currently invested in U.S. Treasury and government agency obligations and corporate obligations.

Our operating activities used cash of approximately $692,000 for the three months ended March 31, 2003, compared to approximately $3.0 million for the same period in 2002. Our net loss of approximately $2.6 million for the three months ended March 31, 2003 was partially offset by non-cash charges of approximately $557,000 related to stock-based compensation, depreciation and amortization of investment premiums and discounts and by the timing of cash receipts under our collaboration agreements with Roche and J&JPRD. Cash used for the same period in 2002 was used primarily to fund our net operating loss of approximately $3.9 million, which included a $990,000 non-cash realized gain on a previously written-down investment, partially offset by non-cash expenses of approximately $1.4 million related to stock-based compensation, depreciation and amortization of investment premiums and discounts.

Our investing activities, excluding changes in our investments, for the three months ended March 31, 2003, used cash of approximately $1.0 million, compared to approximately $643,000 for the same period in 2002, reflecting facility improvements and capital expenditures as we continued to enhance and expand our laboratory capabilities.

Cash provided by financing activities was approximately $729,000 for the three months ended March 31, 2003, compared to cash used in financing activities of approximately $67,000 for the same period in 2002. Financing activities for 2003 included approximately $739,000 in proceeds from equipment loans, partially offset by scheduled payments on existing debt.

In April 2002, we entered into a $3.0 million equipment line of credit agreement for facility improvements and capital purchases. As of March 31, 2003, we had utilized substantially all $3.0 million of the line of credit. See Note 5 to our financial statements.

We believe that our existing cash, investments and anticipated cash flow from existing collaborations will be sufficient to support our current operating plan into early 2005. Our future capital uses and requirements depend on numerous forward-looking factors. These factors include, but are not limited to, the following:

•	our ability to establish, and the scope of and revenues received under, any new collaborations;

•	the progress and number of research programs carried out by us;

•	the progress and success of preclinical testing and clinical trials of our drug candidates;

•	our ability to maintain or extend our existing collaborations with Roche and J&JPRD;

•	the costs and timing of obtaining, enforcing and defending our patent and intellectual rights;

•	the costs and timing of our facilities expansion;

•	the costs and timing of regulatory approvals; and

•	expenses associated with unforeseen litigation.

In addition, we review from time to time potential opportunities to expand our technologies or add to our portfolio of drug candidates. In the future, we may need further capital in order to acquire or invest in technologies, products or businesses.

We expect that additional financing will be required in the future to fund operations. We expect to finance future cash needs through the sale of equity securities, strategic collaborations, government grant awards and debt financing. Additional financing or collaboration and licensing arrangements may not be available when needed or, if available, may not be on terms favorable to us or our stockholders. Insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs, to lose rights under existing licenses or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose or may adversely affect our ability to operate as a going concern. If additional funds are obtained by issuing equity securities, substantial dilution to existing stockholders may result. In addition, see “Risk Factors That May Affect Results of Operations and Financial Condition”.

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

We commenced operations in 1996 and are still in an early stage of development. We have not commercialized any products, and we have incurred significant losses to date. As of March 31, 2003, we had an accumulated deficit of approximately $72.0 million. To date, our revenues have been solely from collaborations and government grant awards. Our expenses have consisted principally of costs incurred in research and development and from general and administrative costs associated with our operations. We have incurred net losses since our inception, including a net loss of approximately $2.6 million for the three months ended March 31, 2003. We expect our expenses to increase and to continue to incur operating losses for at least the next several years as we continue our research and development efforts for our drug candidates. The amount of time necessary to commercialize any of our drug candidates successfully is long and uncertain, and successful commercialization may not occur at all. As a result, we may never become profitable.

If our current collaborations are unsuccessful or if conflicts develop with these relationships or under our license agreements, our research and development efforts could be delayed and our revenues could significantly decrease.

We have two corporate research and commercialization collaborations: with Hoffmann-La Roche, Inc. and F. Hoffmann-La Roche, Ltd. in the field of epothilones, and with Johnson & Johnson Pharmaceutical Research and Development, LLC, a subsidiary of Ortho-McNeil Pharmaceutical, Inc in the field of ketolide antibiotics. We also have collaborations with, or have licenses to technology and compounds from, several research groups, including Sloan-Kettering Institute for Cancer Research in the field of epothilones, the National Cancer Institute in the field of geldanamycin analogs and Stanford University in the field of polyketide technology. The agreements permit our collaborators or licensors to terminate the agreement under certain circumstances. We may not be able to maintain or extend these collaborations or license agreements on acceptable terms, if at all. If we do not maintain, extend or replace these corporate collaborations, our research and development efforts could be delayed and our revenues could significantly decrease. If we are unable to maintain our research collaborations or if our license agreements are terminated, our research and development efforts could be delayed or terminated or we could lose our rights to use the licensed technology and compounds. Loss of these rights could also result in termination of our corporate collaborations, under some circumstances.

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

If our collaborators fail to conduct the collaborative activities successfully and in a timely manner or if they or our licensors were to breach or terminate their agreements with us, the development or commercialization of the affected product candidates or research program could be delayed or terminated. Conflicts might also arise with collaborators or licensors concerning rights to particular compounds or technologies. If we are unable to resolve these conflicts in our favor, we could lose our rights to use those compounds or technologies. We are currently in discussions with the Sloan-Kettering Institute for Cancer Research related to whether certain epothilone analogs are licensed to us and if so, the amount owed by us under our research and license agreement with Sloan-Kettering. We may be required to pay to Sloan-Kettering an amount that is greater than we originally anticipated for the analog research in order to resolve the dispute with Sloan-Kettering as to our right to develop and commercialize the analogs. If these negotiations do not result in a resolution of these issues that is favorable to us, we may be required to initiate legal proceedings to resolve our rights, and if a court were to disagree with our interpretation of the license agreement with Sloan-Kettering, we could lose the right to develop and commercialize the analogs. It is also possible that Sloan-Kettering would claim that we have breached our research and license agreement and, as a result, attempt to terminate the license under which we are developing KOS-862. While we do not believe that a valid basis exists for such a claim of breach, we cannot predict whether or not we would be successful in resolving any such claim. In addition, if we do not maintain or further extend our agreements with Roche and J&JPRD, our revenues will significantly decrease unless we enter into additional collaborations that provide substantial revenues.

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

Our products must satisfy rigorous standards of safety and efficacy before they can be approved by the U.S. Food and Drug Administration, or FDA, and international regulatory authorities for commercial use. We will need to conduct significant additional research, preclinical testing and clinical trials, before we can file applications with the FDA for product approval. Clinical trials are expensive and have a high risk of failure. In addition, to compete effectively, our products must be easy to use, cost-effective and economical to manufacture on a commercial scale. We may not achieve any of these objectives. Any of our products may not attain market acceptance. Typically, there is a high rate of attrition for products in preclinical testing and clinical trials. Also, third parties may develop superior products or have proprietary rights that preclude us from marketing our products. If research and testing is not successful or we fail to obtain regulatory approval, we will be unable to market and sell our future product candidates.

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

Completion of clinical trials may take several years or more. The length of time generally varies substantially according to the type, complexity, novelty and intended use of the drug candidate. Our clinical trials may be suspended at any time, if we or the FDA believe the patients participating in our studies are exposed to unacceptable health risks. Our commencement and rate of completion of clinical trials may be delayed by many factors, including:

•	ineffectiveness of the study compound, or perceptions by physicians that the compound is not effective for a particular indication;

•	inability to manufacture sufficient quantities of compound for use in clinical trials;

•	failure of the FDA to approve our clinical trial protocols;

•	slower than expected rate of patient recruitment;

•	adverse medical events or the death of patients during a clinical trial for a variety of reasons, including the advanced status of their disease and medical problems that are not related to our product candidates;

•	inconclusive or negative results experienced during the clinical trial;

•	third-party clinical investigators failing to perform our clinical trials on our anticipated schedule or consistent with a clinical trial protocol, and other third-party organizations not performing data collection and analysis in a timely or accurate manner; and

•	government or regulatory delays.

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

The biotechnology industry is characterized by extensive litigation regarding patents and other intellectual property rights. We are aware of patents and published patent applications that, if valid, and if we are unsuccessful in circumventing or acquiring the rights to these patents, may block our ability to commercialize products based on the drug candidates that we are developing. We cannot be sure that other parties have not filed for or been issued relevant patents that could affect our ability to obtain patents or to operate as we would like to. Others may sue us in the future to challenge our patent or other intellectual property rights or claim infringement of their patents or other intellectual property rights or a breach of license agreements, or we may be required to commence legal proceedings to resolve our patent or other intellectual property rights. In particular, we are currently in discussions with the Sloan-Kettering Institute for Cancer Research related to whether certain epothilone analogs are licensed to us and if so, the amount owed by us under our research and license agreement with Sloan-Kettering. We may be required to pay to Sloan-Kettering an amount that is greater than we originally anticipated for the analog research in order to resolve the dispute with Sloan-Kettering as to our right to develop and commercialize the analogs. If these negotiations do not result in a resolution of these issues that is favorable to us, we may be required to initiate legal proceedings to resolve our rights, and if a court were to disagree with our interpretation of the license agreement with Sloan-Kettering, we could lose the right to develop and commercialize the analogs. It is also possible that Sloan-Kettering would claim that we have breached our research and license agreement and, as a result, attempt to terminate the license under which we are developing KOS-862. While we do not believe that a valid basis exists for such a claim of breach, we could incur substantial costs and diversion of management and technical personnel in defending ourselves against any such claim, and we cannot predict whether or not we would be successful in resolving any such claim. An adverse determination in litigation or in an administrative proceeding to which we may become a party could subject us to significant liabilities to others, require us to license disputed rights from others or require us to cease using the disputed technology.

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

Other parties may obtain patents in the future and claim that the use of our technologies infringes these patents or that we are employing their proprietary technology without authorization. We could incur substantial costs and diversion of management and technical personnel in defending ourselves against any claims that the use of our technologies infringes any patents, defending ourselves against any claims that we are employing any proprietary technology without authorization or enforcing our patents against others. Furthermore, parties making claims against us may be able to obtain injunctive or other equitable relief that could effectively block our ability to develop, commercialize and sell products, and could result in the award of substantial damages against us. In the event of a successful claim of infringement against us, we may be required to:

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

Retaining our current employees and recruiting qualified scientific personnel to perform future research and development work will be critical to our success. Competition is intense for experienced scientists, and we may not be able to retain or recruit sufficient skilled personnel to allow us to pursue collaborations and develop our products and core technologies to the extent otherwise possible. Additionally, we are highly dependent on the principal members of our management and scientific staff, such as our two co-founders, the loss of whose services would adversely impact the achievement of our objectives. Although we maintain, and are the beneficiary of, $1.0 million key-man life insurance policies for the lives of each of our two co-founders, Daniel V. Santi, M.D., Ph.D., our chairman and chief executive officer, and Chaitan S. Khosla, Ph.D., a director and consultant, we do not believe the proceeds would be adequate to compensate us for their loss.

We face intense competition from large pharmaceutical companies, biotechnology companies and academic groups.

We face, and will continue to face, intense competition from organizations such as large biotechnology and pharmaceutical companies, as well as academic and research institutions and government agencies, that are pursuing competing technologies and products. These organizations may develop technologies or products that are superior alternatives to ours. For example, other epothilones, including those being developed by Bristol-Myers Squibb and Novartis AG, are reported to be in Phase II clinical trials in cancer patients. Further, our competitors in the polyketide gene-engineering field may be more effective at implementing their technologies to develop commercial products. Some of these competitors have entered into collaborations with leading companies within our target markets to produce polyketides for commercial purposes.

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

Our officers, directors and their affiliates together control approximately 31% of our outstanding common stock. As a result, these stockholders, if they act together, are able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may delay or prevent a change in control of us and might affect the market price of our common stock, even when a change may be in the best interests of all stockholders. In addition, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and accordingly, they could cause us to enter into transactions or agreements which we would not otherwise consider.

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

We believe that our existing cash and investment securities and anticipated cash flow from existing collaborations will be sufficient to support our current operating plan into early 2005. We have based this estimate on assumptions that may prove to be wrong. Our future capital requirements depend on many factors that affect our research, development, collaboration and sales and marketing activities. See “Liquidity and Capital Resources,” above.

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

The following table represents the fair value balance of our cash, cash equivalents and short-term and long-term investments that are subject to interest rate risk by year of expected maturity and average interest rates as of March 31, 2003 (dollars in thousands):

	2003	2004	2005
Cash & cash equivalents	$23,012	—	—
Average interest rates	1.19%

Short-term investments	21,957	$8,124	—
Average interest rates	1.90%	2.54%

Long-term investments	—	23,646	$2,496
Average interest rates		1.73%	2.05%

We did not hold derivative instruments as of March 31, 2003, and we have never held such instruments in the past. In addition, we had outstanding debt, consisting of borrowings under equipment financings, of $3.8 million as of March 31, 2003, with a range of interest rates from 6.99% to 13.86%.

Item 4:    Controls and Procedures

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

Of the net offering proceeds, through March 31, 2003, approximately $3.7 million had been used to purchase property and equipment and approximately $18.1 million had been used for general corporate purposes. We intend to use the remaining net proceeds for advancing our drug candidates through preclinical and later stage development, discovering or acquiring new drug candidates, expanding our technology platform, capital expenditures, working capital, general corporate purposes and possible future acquisitions. Pending such uses, the balance has been invested in U.S. Treasury and government agency obligations and corporate obligations.

Item 3:    Defaults Upon Senior Securities

Not applicable.

Item 4:    Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5:    Other Information

Not applicable.

Item 6:    Exhibits and Reports on Form 8-K

(a)    Exhibits:

Exhibit No.

3.1	Amended and Restated Certificate of Incorporation.(1)

3.2	Bylaws of Registrant.(2)

4.1	Form of Specimen Common Stock Certificate.(2)

99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(3)

(b)    Reports on Form 8-K

None.

(1)	Incorporated herein by reference to an exhibit of our Quarterly Report on Form 10-Q for the period ended June 30, 2001.

(2)	Incorporated herein by reference to an exhibit of our Registration Statement on Form S-1, Registration No. 333-33732.
(3)	This certification “accompanies” the Quarterly Report on Form 10-Q to which it relates, pursuant to Section 906 of the Sarbanes Oxley Act of 2002, and is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Kosan Biosciences Incorporated under the Securities Act or the Exchange Act (whether made before or after the date of the Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kosan Biosciences Incorporated

May 14, 2003	By:	/s/ DANIEL V. SANTI, M.D., PH.D.
Daniel V. Santi, M.D., Ph.D. Chairman and Chief Executive Officer

May 14, 2003	By:	/s/ SUSAN M. KANAYA
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

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	By:	/s/ DANIEL V. SANTI, M.D., PH.D.
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

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	By:	/s/ SUSAN M. KANAYA
Susan M. Kanaya Senior Vice President, Finance, Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit No.

3.1	Amended and Restated Certificate of Incorporation.(1)

3.2	Bylaws of Registrant.(2)

4.1	Form of Specimen Common Stock Certificate.(2)

99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(3)

(1)	Incorporated herein by reference to an exhibit of our quarterly report on Form 10-Q for the period ended June 30, 2001.
(2)	Incorporated herein by reference to an exhibit of our Registration Statement on Form S-1, Registration No. 333-33732.
(3)	This certification “accompanies” the Quarterly Report on Form 10-Q to which it relates, pursuant to Section 906 of the Sarbanes Oxley Act of 2002, and is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Kosan Biosciences Incorporated under the Securities Act or the Exchange Act (whether made before or after the date of the Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.