Form 10-Q
period 2003-06-30
KOSAN BIOSCIENCES INC
filed 2003-08-14
CIK 1110206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2003

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $.001 par value; 25,546,088 shares outstanding at July 31, 2003.

KOSAN BIOSCIENCES INCORPORATED

Form 10-Q

Quarter Ended June 30, 2003

PART I. FINANCIAL INFORMATION

Item 1: Condensed Financial Statements and Notes

KOSAN BIOSCIENCES INCORPORATED

CONDENSED BALANCE SHEETS

(in thousands)

	June 30, 2003	December 31, 2002
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$13,499	$22,191
Short-term investments	46,786	31,260
Accounts receivable	5,467	3,874
Prepaid expenses and other current assets	992	1,106

Total current assets	66,744	58,431

Property and equipment, net	6,926	5,368
Long-term investments	15,280	27,087
Notes receivable from related parties	349	445
Other assets	302	259

Total assets	$89,601	$91,590

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,165	$1,790
Accrued liabilities	4,516	3,681
Current portion of deferred revenue	2,600	2,500
Current portion of equipment loans	1,685	1,712

Total current liabilities	10,966	9,683

Deferred revenue, less current portion	8,021	9,271
Equipment loans, less current portion	2,448	1,796

Commitments

Stockholders’ equity:
Common stock	26	25
Additional paid-in capital	142,126	142,424
Notes receivable from stockholders	(930)	(1,221)
Deferred stock-based compensation	(638)	(1,134)
Accumulated other comprehensive income	91	152
Accumulated deficit	(72,509)	(69,406)

Total stockholders’ equity	68,166	70,840

Total liabilities and stockholders’ equity	$89,601	$91,590

(1)	The balance sheet data at December 31, 2002 has been derived from the audited financial statements at that date.

See accompanying notes.

KOSAN BIOSCIENCES INCORPORATED

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues:
Contract revenue	$8,588	$925	$12,935	$1,850
Grant revenue	671	590	1,582	1,327

Total revenues	9,259	1,515	14,517	3,177

Operating expenses:
Research and development	8,716	7,159	15,597	13,106
General and administrative	1,277	1,242	2,525	2,502

Total operating expenses	9,993	8,401	18,122	15,608

Loss from operations	(734)	(6,886)	(3,605)	(12,431)
Other income, net	213	496	502	2,107

Net loss	$(521)	$(6,390)	$(3,103)	$(10,324)

Basic and diluted net loss per common share	$(0.02)	$(0.26)	$(0.12)	$(0.42)

Shares used in computing basic and diluted net loss per common share	25,416	24,851	25,366	24,742

See accompanying notes.

KOSAN BIOSCIENCES INCORPORATED

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2003	2002
Operating activities
Net loss	$(3,103)	$(10,324)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,127	777
Amortization of investment premiums and discounts, net	600	163
Amortization of stock-based compensation, net of reversals	(138)	1,097
Other stock-based compensation	221	864
Realized gain on investment	—	(990)
Changes in assets and liabilities:
Accounts receivable	(1,593)	(4)
Prepaid expenses other current assets	114	(417)
Other assets and notes receivable from related parties	6	260
Accounts payable and accrued liabilities	1,210	977
Deferred revenue	(1,150)	(436)

Net cash used in operating activities	(2,706)	(8,033)

Investing activities
Acquisition of property and equipment	(2,685)	(2,207)
Purchase of investments	(61,816)	(19,904)
Proceeds from maturity of investments	57,436	39,520

Net cash (used in) provided by investing activities	(7,065)	17,409

Financing activities
Proceeds from issuance of common stock, net of repurchases	413	271
Proceeds from the repayment of notes receivable from stockholders	41	2
Proceeds from equipment loans	1,715	1,655
Principal payments under capital lease obligation & equipment loans	(1,090)	(699)

Net cash provided by financing activities	1,079	1,229

Net (decrease) increase in cash and cash equivalents	(8,692)	10,605
Cash and cash equivalents at beginning of period	22,191	18,561

Cash and cash equivalents at end of period	$13,499	$29,166

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. The information as of June 30, 2003, and for the three and six months ended June 30, 2003 and 2002, reflects all adjustments (including normal recurring adjustments) that the management of the Company believes are necessary for a fair presentation of the results for the periods presented. Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

Cash Equivalents and Investments

The Company considers all highly liquid investments with a maturity from date of purchase of three months or less to be cash equivalents. The Company limits its concentration of risk by diversifying its investments among a variety of issuers. All investment securities are classified as available-for-sale and are recorded at fair value based on quoted market prices, with unrealized gains and losses excluded from earnings and reported in other comprehensive income/(loss). Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Realized gains and losses and declines in the fair value that are deemed to be other-than-temporary are reflected in earnings. The cost of securities sold is based on the specific identification method. In 2002, the Company recorded a $990,000 realized gain related to the full recovery of a previously written-down investment.

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

Revenue Recognition

The Company recognizes as revenue license and other up-front and initial fees pursuant to research and development collaboration agreements over the estimated research and development term of the respective agreement. Payments related to substantive performance milestones that are at risk at the initiation of an agreement are recognized upon successful completion of a performance milestone event. Contract revenues related to collaborative research and development efforts are recognized as revenue as the related services are performed or delivered in accordance with the contract terms. Such payments generally are made based on the number of full-time equivalent researchers assigned to the collaboration project and the related research and development expenses incurred or as other deliverables under the contract are fulfilled. Revenues related to government grants are recognized at the time a grant is awarded and as the related research expenses are incurred. Any amounts received in advance of performance are recorded as deferred revenue until earned.

Research and Development

Research and development expenses consist of costs incurred for Company-sponsored and collaborative research and development activities. These costs consist primarily of salaries and other personnel-related expenses, stock-based compensation, facility-related expenses, licensing-related expenses, depreciation of facilities and equipment, lab consumables, services performed by clinical research organizations and research institutions and other outside service providers.

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

KOSAN BIOSCIENCES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(unaudited)

1. Organization and Summary of Significant Accounting Policies (Continued)

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss	$(521)	$(6,390)	$(3,103)	$(10,324)

Weighted-average shares of common stock outstanding	25,560	25,309	25,528	25,268
Less: weighted-average shares subject to repurchase	(144)	(458)	(162)	(526)

Weighted-average shares used in computing basic and diluted net loss per common share	25,416	24,851	25,366	24,742

Basic and diluted net loss per common share	$(0.02)	$(0.26)	$(0.12)	$(0.42)

Stock-Based Compensation

The Company accounts for common stock options granted to employees using the intrinsic value method and, thus, recognizes compensation expense for options granted with exercise prices less than the fair value of the Company’s common stock on the date of the grant. Deferred stock-based compensation calculated for options granted with exercise prices less than the deemed fair value of the common stock is amortized over the vesting period of the individual options, generally four years, using the graded vesting method.

Pro forma net loss and net loss per share information is required by SFAS 123, as amended by SFAS 148, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The effects of applying the intrinsic value method for either recognizing compensation expense or providing pro forma disclosures are not likely to be representative of the effects on net income for future years.

KOSAN BIOSCIENCES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(unaudited)

1. Organization and Summary of Significant Accounting Policies (Continued)

The Company’s pro forma information follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss, as reported	$(521)	$(6,390)	$(3,103)	$(10,324)
Add: Stock-based employee compensation expense included in reported net loss	222	513	(138)	1,097
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(1,055)	(1,267)	(851)	(2,559)

Pro forma net loss	$(1,354)	$(7,144)	$(4,092)	$(11,786)

Basic and diluted net loss per common share:
As reported	$(0.02)	$(0.26)	$(0.12)	$(0.42)
Pro forma	$(0.05)	$(0.29)	$(0.16)	$(0.48)

Reclassifications

Certain reclassifications of prior years’ balances have been made to conform to the current year presentation. These reclassifications had no effect on prior years’ net loss or stockholders’ equity.

2. Research and Development Agreements

Roche

Effective September 2002, the Company entered into a research and development collaboration agreement with Hoffmann-La Roche, Inc. and F. Hoffmann-La Roche Ltd. (collectively “Roche”). Under the terms of the agreement, Roche has worldwide exclusive rights to market and sell KOS-862 (Epothilone D) in the field of oncology, and the Company will co-develop and has the right to co-promote the product in the United States. The Company is entitled to receive payments for the reimbursement of research and development expenditures, funding of a back-up program, achievement of clinical, regulatory and commercial milestones, development activities and royalties on sales of collaboration products. In addition, the Company has the opportunity to increase its royalties through a buy-in at a later stage of clinical development and by co-promotion of products resulting from the collaboration. For the three and six months ended June 30, 2003, the Company recognized revenue related to this agreement of approximately $8.2 million and $11.7 million, respectively, of which $2.0 million was related to a non-recurring milestone.

Johnson & Johnson Pharmaceutical Research and Development, LLC

Effective September 1998, the Company entered into a collaborative agreement with The R.W. Johnson Pharmaceutical Research Institute, LLC and Ortho-McNeil Pharmaceutical, Inc., both Johnson & Johnson companies. Effective January 1, 2002, the rights and obligations under the agreement

KOSAN BIOSCIENCES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(unaudited)

2. Research and Development Agreements (Continued)

were assigned to Johnson & Johnson Pharmaceutical Research and Development, LLC (“J&JPRD”), a subsidiary of Ortho-McNeil Pharmaceutical, Inc. In December 2002, the Company amended the collaborative research and development agreement. Under the terms of the amended agreement the research program has been extended until December 28, 2003. J&JPRD is testing two selected series of compounds in preclinical studies. Rights to compounds and technologies developed in the collaboration that are not related to the compounds under study by J&JPRD, or their close structural analogs, have reverted to the Company. For the three and six months ended June 30, 2003, the Company recognized revenue of approximately $371,000 and $993,000, respectively, in connection with this agreement, of which $250,000 in the six month period was related to a non-recurring milestone.

License Agreements

The Company has collaborative and license agreements with several academic, government and medical institutions. Included in research and development expenses were total payments made under these agreements of approximately $809,000 and $495,000 for the six months ended June 30, 2003 and 2002, respectively.

3. Comprehensive Income

Comprehensive loss was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss	$(521)	$(6,390)	$(3,103)	$(10,324)
Unrealized (loss)/gain on available-for-sale securities	(22)	171	(61)	(69)
Reclassification of realized gain on available-for-sale securities	—	—	—	(990)

Comprehensive loss	$(543)	$(6,219)	$(3,164)	$(11,383)

4. Equipment Financing

The Company finances certain equipment and facility improvements under debt obligations. In May 2003, the Company entered into a $3.5 million equipment line of credit agreement, which expires in April 2004. As of June 30, 2003, the Company had utilized approximately $976,000 of the line of credit.

The terms of the existing loan obligations range from 42 to 48 months. Some of the loans have a balloon payment at the end of the term. The interest rates of each of the loans are fixed at the time of the draw down, with the interest rates ranging from 6.31% to 13.86%. Obligations under the loans are secured by the assets financed under the loans.

KOSAN BIOSCIENCES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(unaudited)

5. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2003	December 31, 2002
Facilities-related	$997	$510
Compensation-related	1,134	1,176
Professional services	1,119	858
Research and development-related	994	847
Other	272	290

	$4,516	$3,681

6. Litigation

In August 2000, the Company and The Sloan-Kettering Institute for Cancer Research (“Sloan-Kettering”) entered into an agreement pursuant to which the Company obtained an exclusive license to Sloan-Kettering’s patent portfolio and compounds in the epothilone field, including KOS-862, the epothilone D compound that the Company is currently testing in Phase I human clinical trials. In addition, the Company and Sloan-Kettering initiated a research collaboration to discover new epothilone analogs and to improve chemical syntheses of epothilones.

The Company is in litigation with Sloan-Kettering regarding the license agreement. The Company believes that all epothilone analogs discovered in the Sloan-Kettering laboratories after initiation of the research collaboration between the Company and Sloan-Kettering are included in the exclusive license granted to the Company by Sloan-Kettering in the August 2000 research and license agreement. Sloan-Kettering is asserting that certain new compounds discovered after the 2000 agreement, and related patent applications arising from its work, are not included in the exclusive license granted by Sloan-Kettering and that the Company has not reimbursed Sloan-Kettering’s research costs for research performed by Sloan-Kettering after the date of the agreement as required under the agreement. Sloan-Kettering’s lawsuit seeks monetary damages resulting from the Company’s non-reimbursement of Sloan-Kettering’s alleged research costs. In addition, Sloan-Kettering’s lawsuit seeks judicial declarations that (i) the Company does not have rights to the disputed new epothilone analogs, and that Sloan-Kettering is entitled to license such analogs to another party and (ii) the Company’s non-reimbursement of Sloan-Kettering’s research costs is a material uncured breach of the 2000 agreement, giving Sloan-Kettering the right to terminate the agreement.

The Company and Sloan-Kettering have been unable to reach agreement on the amount of research reimbursement, if any, owed by the Company under the 2000 agreement for research performed by Sloan-Kettering after the date of the agreement, but are in discussions to attempt to settle the litigation. For a limited period to permit the settlement discussions to continue, the parties have agreed to hold the litigation in abeyance. There is no assurance that the settlement discussions will be successful. The Company believes that there is no legal basis for Sloan-Kettering’s claim of uncured material breach of the 2000 agreement by the Company and no justification for Sloan-Kettering’s asserted right to terminate the agreement. In particular, the Company believes that any attempt by Sloan-Kettering to terminate the Company’s exclusive rights to KOS-862 for non-payment of disputed research expenses is without merit.

KOSAN BIOSCIENCES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(unaudited)

6. Litigation (continued)

While the Company does not believe that a valid basis exists for such a claim of breach, the Company cannot predict whether or not it will be successful in resolving any such claim. Accordingly, an estimate of any potential loss cannot be made at this time.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as may, will, should, expect, plan, anticipate, believe, estimate, predict, potential or continue, the negative of terms like these or other comparable terminology. Actual events or results may differ materially from those anticipated in these forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risks outlined under the caption “Risk Factors That May Affect Results of Operations and Financial Condition” set forth at the end of this Item 2, the Risk Factors set forth in our 2002 Annual Report on Form 10-K filed with the SEC on March 28, 2003 and those contained from time to time in our other filings with the SEC. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

Overview

We have proprietary gene-engineering technologies for the manipulation and production of polyketides, a rich source of pharmaceutical products. We use our platform technologies to develop product candidates that target large pharmaceutical markets. In collaboration with Hoffmann-La Roche, Inc. and F. Hoffmann-La Roche Ltd., collectively Roche, we are testing KOS-862 (Epothilone D), a potential anticancer agent, in Phase I human clinical trials. We are developing geldanamycin derivatives as anticancer agents and are collaborating with the National Cancer Institute, or NCI, to test one of them, 17-AAG, which is in Phase I human clinical trials. In infectious disease, we have a collaboration with Johnson & Johnson Pharmaceutical Research & Development, LLC, or J&JPRD, a subsidiary of Ortho-McNeil Pharmaceutical, Inc., focusing on the development of antibiotics. We have additional product research and development programs.

We have incurred significant losses since our inception. As of June 30, 2003, our accumulated deficit was approximately $72.5 million. We expect to incur additional operating losses over the next several years as we continue to develop our technologies and fund internal product research and development.

Critical Accounting Policies

Revenue Recognition

We recognize as revenue license and other up-front and initial fees over the estimated research and development term of the respective agreement. If the agreement does not have a specified research and development term, we must apply judgment in determining the appropriate timing of recognition. Any changes in our estimates will result in either an acceleration or further deferral of unamortized revenue. Milestones are recognized upon successful completion of a specific milestone event. Contract revenues related to collaborative research and development agreements are recognized as revenues as the related services are performed or delivered in accordance with the contract terms. Such payments are generally made based on the number of full-time equivalent researchers assigned to the collaboration project and as the related research and development expenses are incurred or as other deliverables under the contract are fulfilled. Revenues related to government grants are recognized at the time a grant is awarded and as related research expenses are incurred. Any amounts received in advance of performance are recorded as deferred revenue until earned.

Stock-Based Compensation

We continue to account for common stock options granted to employees using the intrinsic value method and, thus, recognize compensation expense for options granted with exercise prices less than the fair value of our common stock on the date of the grant. We recorded total deferred stock-based compensation of approximately $15.6 million in 2000 and $2.9 million in 1999, which amounts are being amortized to expense using the graded vesting method over the vesting periods of the underlying options, generally four years. Subsequently, if employees’ services are terminated during the vesting period, adjustments of previous charges are recognized in the period of termination. We recognized a net credit to stock-based compensation related to employee terminations of approximately $138,000 for the six months ended June 30, 2003 and an expense of approximately $1.1 million for the same period in 2002. Based on deferred stock-based compensation recorded as of June 30, 2003, we expect to record amortization of deferred stock-based compensation approximately as follows: $446,000 in the remaining six months of 2003 and $192,000 in 2004.

Stock-based compensation expense for options granted to non-employees has been determined as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. We recognized other stock-based compensation for non-employees of approximately $221,000 and $864,000 in the six months ended June 30, 2003 and 2002, respectively. In addition, assuming no changes, we expect to recognize other stock-based compensation in connection with stock options granted to non-employees of approximately $426,000 in the remaining six months of 2003, $400,000 in 2004, $269,000 in 2005 and $93,000 in 2006. The measurement of stock-based compensation to non-employees is subject to periodic adjustment as the underlying securities vest. As such, changes to these measurements could be substantial should we experience significant changes in our stock price. See Note 1 of our financial statements.

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

Clinical Trial Accruals

During 2003, our clinical trials of KOS-862 will significantly increase our research and development expenditures. Research and development expenditures are charged to operations as incurred. Our expenses related to clinical trials are based on estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and clinical research organizations that conduct and manage clinical trials on our behalf. The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows. Payments under the contracts depend on factors such as the achievement of certain events or the successful enrollment of patients or the completion of portions of the clinical trial or related activity. Expenses related to clinical trials generally are accrued based on the level of patient enrollment and activity according to the protocol. We monitor patient enrollment levels and related activity and adjust our estimates accordingly.

Results of Operations

Revenues

Revenues were approximately $9.3 million and $14.5 million for the three and six months ended June 30, 2003, respectively, compared to approximately $1.5 million and $3.2 million for the same periods in 2002. The increases were primarily due to approximately $8.2 million and $11.7 million in contract revenue recognized under our development and commercialization agreement with Roche for the three and six months ended June 30, 2003, respectively. Included in total contract revenue for 2003 under our development and commercialization agreement with Roche was $1.3 million related to the ratable portion of the first of two $12.5 million installments of an initial fee that is being recognized over an estimated five-year clinical development period and a $2.0 million non-recurring milestone. Grant revenue was approximately $1.6 million for the six months ended June 30, 2003, compared to approximately $1.3 million for the same period last year. Total contract revenue under our collaboration with J&JPRD was approximately $993,000 for the six months ended June 30, 2003, compared to approximately $981,000 for the same period in 2002. Included in total contract revenue for 2003 under our collaboration agreement with J&JPRD was a $250,000 non-recurring milestone. The initial term of the collaboration with J&JPRD has been extended to December 28, 2003, with related contract revenue support expiring in June 2003. If we do not maintain or extend our agreement with Roche, our revenues will significantly decrease thereafter, unless we enter into additional collaborations that provide substantial revenues.

Research and Development Expenses

Our research and development expenses consist primarily of salaries and other personnel-related expenses, fees paid to outside service providers, facility-related expenses, depreciation of facilities and equipment and lab consumables. Research and development expenses increased to approximately $8.7 million and $15.6 million for the three and six months ended June 30, 2003, respectively, from approximately $7.2 million and $13.1 million for the same periods in 2002. These increases were primarily attributable to the expansion of the clinical development program for KOS-862, including the production of clinical material. Research and development expenses related to this clinical program are reimbursable by Roche. Further investment supporting our 17-AAG/geldanamycin analog program and other internally funded programs also contributed to the increase. We expect our research and development expenses will increase substantially as KOS-862 advances further into the clinic and as we support our collaborative research and development programs and advance other in-house research programs into later stages of development.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other personnel-related expenses and fees paid to outside service providers. General and administrative expenses were approximately $1.3 million and $2.5 million for the three and six months ended June 30, 2003, respectively, compared to approximately $1.2 million and $2.5 million for the same periods last year. General and administrative expenses remained relatively unchanged. Higher employee-related costs to support our expanding research and development activities, were partially offset by the net credit to stock-based compensation that resulted from employee terminations. We expect our general and administrative expenses will increase in the future to support the continued growth of our research and development efforts.

Other Income, net

Interest income decreased to approximately $298,000 and $670,000 for the three and six months ended June 30, 2003, respectively, from approximately $591,000 and $1.3 million for the same periods in 2002. These decreases were attributed to lower investment yields associated with the continued decline in interest rates and lower average investment balances.

Interest expense decreased to approximately $85,000 and $168,000 for the three and six months ended June 30, 2003, respectively, from approximately $95,000 and $173,000 for the same periods in 2002. These decreases resulted from the scheduled repayment of existing debt at higher average interest rates, partially offset by additional equipment debt financing at lower average interest rates. We expect our interest expense will increase in the future resulting from additional property and equipment-related debt financings.

Included in other income for the six months ended June 30, 2002 was a $990,000 realized gain related to the full recovery of a previously written-down investment.

Liquidity and Capital Resources

We have financed our operations from inception primarily through sales of convertible preferred stock and common stock, contract payments under our collaboration agreements, equipment financing arrangements and government grant awards. As of June 30, 2003, we had approximately $75.6 million in cash, cash equivalents and investments, compared to approximately $80.5 million as of December 31, 2002. Our funds are currently invested in U.S. Treasury and government agency obligations and corporate obligations.

Our operating activities used cash of approximately $2.7 million for the six months ended June 30, 2003, compared to approximately $8.0 million for the same period in 2002. This decrease was primarily attributable to a decrease in our net loss of approximately $3.1 million for the six months ended June 30, 2003, compared to a net loss of approximately $10.3 million for the same period in 2002. Cash used for the six months ended June 30, 2002 was used primarily to fund our net operating loss of approximately $10.3 million, which included a $990,000 non-cash realized gain on a previously written-down investment, partially offset by non-cash expenses of approximately $2.9 million related to stock-based compensation, depreciation and amortization of investment premiums and discounts.

Our investing activities, excluding changes in our investments, for the six months ended June 30, 2003, used cash of approximately $2.7 million, compared to approximately $2.2 million for the same period in 2002, reflecting $1.4 million related to the expansion and renovation of our facilities and $1.3 million related to the purchase of additional laboratory and office equipment.

Cash provided by financing activities was approximately $1.0 million for the six months ended June 30, 2003, compared to cash provided by financing activities of approximately $1.2 million for the same period in 2002. Financing activities for 2003 included approximately $1.7 million in proceeds from equipment loans, partially offset by scheduled payments on existing debt.

In May 2003, we entered into a $3.5 million equipment line of credit agreement for facility improvements and capital purchases, which expires in April 2004. As of June 30, 2003, we had utilized approximately $976,000 of this line of credit. See Note 4 to our financial statements.

We believe that our existing cash, investments and anticipated cash flow from our existing collaboration will be sufficient to support our current operating plan at least through the first half of 2005. Our future capital uses and requirements depend on numerous forward-looking factors. These factors include, but are not limited to, the following:

•	our ability to establish, and the scope of and revenues received under, any new collaborations;

•	the progress and number of research programs carried out by us;

•	the progress and success of preclinical testing and clinical trials of our drug candidates;

•	our ability to maintain our existing collaboration;

•	the costs and timing of obtaining, enforcing and defending our patent and intellectual rights;

•	the costs and timing of our facilities expansion;

•	the costs and timing of regulatory approvals;

•	the outcome of litigation relating to Sloan-Kettering; and

•	expenses associated with any current or future litigation.

In addition, we review from time to time potential opportunities to expand our technologies or add to our portfolio of drug candidates. In the future, we may need further capital in order to acquire or invest in technologies, products or businesses.

We expect that additional financing will be required in the future to fund operations. We expect to finance future cash needs through the sale of equity securities, strategic collaborations, government grant awards or debt financing, or any combination of the foregoing. Additional financing or collaboration and licensing arrangements may not be available when needed or, if available, may not be on terms favorable to us or our stockholders. Insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs, to lose rights under existing licenses or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose, or may adversely affect our ability to operate as a going concern. If additional funds are obtained by issuing equity securities, substantial dilution to existing stockholders may result. In addition, see “Risk Factors That May Affect Results of Operations and Financial Condition”.

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

We commenced operations in 1996 and are still in an early stage of development. We have not commercialized any products, and we have incurred significant losses to date. As of June 30, 2003, we had an accumulated deficit of approximately $72.5 million. To date, our revenues have been solely from collaborations and government grant awards. Our expenses have consisted principally of costs incurred in research and development and from general and administrative costs associated with our operations. We have incurred net losses since our inception, including a net loss of approximately $3.1 million for the six months ended June 30, 2003. We expect our expenses to increase and to continue to incur operating losses for at least the next several years as we continue our research and development efforts for our drug candidates and research programs. The amount of time necessary to commercialize any of our drug candidates successfully is long and uncertain, and successful commercialization may not occur at all. As a result, we may never become profitable.

If our current collaborations are unsuccessful or if conflicts develop with these relationships or under our license agreements, our research and development efforts could be delayed, curtailed or terminated and our revenues could significantly decrease.

We have two corporate research and commercialization collaborations: with Hoffmann-La Roche, Inc. and F. Hoffmann-La Roche, Ltd. in the field of epothilones, and with Johnson & Johnson Pharmaceutical Research and Development, LLC, a subsidiary of Ortho-McNeil Pharmaceutical, Inc. in the field of ketolide antibiotics. We also have collaborations with, or have licenses to technology and compounds from, several research groups, including The Sloan-Kettering Institute for Cancer Research in the field of epothilones, the National Cancer Institute in the field of geldanamycin analogs and Stanford University in the field of polyketide technology. The agreements permit our collaborators or licensors to terminate the agreement under certain circumstances. We may not be able to maintain or extend these collaborations or license agreements on acceptable terms, if at all. If we do not maintain, extend or replace these corporate collaborations, our research and development efforts could be delayed and our revenues could significantly decrease. If we are unable to maintain our research collaborations or if our license agreements are terminated, our research and development efforts could be delayed, curtailed or terminated or we could lose our rights to use the licensed technology and compounds. Loss of these rights could also result in termination of our corporate collaborations, under some circumstances.

We do not control the amount and timing of resources that our collaborators devote to our programs or potential products. As a result, we do not know if our collaborators will dedicate sufficient resources or if the development or commercialization efforts by our corporate collaborators will be successful. We also do not know whether our current collaborative partners or future collaborative partners, if any, might pursue alternative technologies or develop alternative products either on their own or in collaboration with others, including our competitors, as a means for developing treatments for the diseases targeted by collaborative arrangements with us. In addition, if a business combination involving our existing corporate collaborators were to occur, the effect could diminish, terminate or cause delays in our corporate collaborations. Should our corporate partners fail to develop or commercialize a compound or product for which they have rights from us, we may not receive any future milestones and will not receive any royalties associated with such compound or product.

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

We are in litigation with Sloan-Kettering regarding our license agreement with them. We believe that all epothilone analogs discovered in the Sloan-Kettering laboratories after initiation of the research collaboration between us and Sloan-Kettering are included in the exclusive license granted to us by Sloan-Kettering in the August 2000 research and license agreement. Sloan-Kettering is asserting that certain new compounds discovered after the 2000 agreement, and related patent applications arising from its work, are not included in the exclusive license granted by Sloan-Kettering and that we have not reimbursed Sloan-Kettering’s research costs for research performed by Sloan-Kettering after the date of the agreement as required under the agreement. Sloan-Kettering’s lawsuit seeks monetary damages resulting from our non-reimbursement of Sloan-Kettering’s alleged research costs. In addition, Sloan-Kettering’s lawsuit seeks judicial declarations that (i) we do not have rights to the disputed new epothilone analogs, and that Sloan-Kettering is entitled to license such analogs to another party and (ii) our non-reimbursement of Sloan-Kettering’s research costs is a material uncured breach of the 2000 agreement, giving Sloan-Kettering the right to terminate the agreement.

We and Sloan-Kettering have been unable to reach agreement on the amount of research reimbursement, if any, owed by us under the 2000 agreement for research performed by Sloan-Kettering after the date of the agreement, but are in discussions to attempt to settle the litigation. For a limited period to permit the settlement discussions to continue, we and Sloan-Kettering have agreed to hold the litigation in abeyance. There is no assurance that the settlement discussions will be successful. We believe that there is no legal basis for Sloan-Kettering’s claim of uncured material breach of the 2000 agreement by us and no justification for Sloan-Kettering’s asserted right to terminate the agreement. In particular, we believe that any attempt by Sloan-Kettering to terminate our exclusive rights to KOS-862 for non-payment of disputed research expenses is without merit.

While we do not believe that a valid basis exists for such a claim of breach, we cannot predict whether or not we will be successful in resolving any such claim. If this litigation does not result in a resolution of these issues that is favorable to us, we could lose the right to develop and commercialize the analogs or KOS-862.

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

The degree of future protection for our proprietary rights is uncertain, and we cannot ensure that:

•	we or our licensors were the first to make the inventions covered by each of our respective pending patent applications;

•	we or our licensors were the first to file patent applications for these inventions;

•	others will not independently develop similar or alternative technologies or duplicate any of our technologies;

•	any of our or our licensors’ pending patent applications will result in issued patents;

•	any of our or our licensors’ patents will be valid or enforceable;

•	any patents issued to us or our licensors and collaborators will provide a basis for commercially viable products, will provide us with any competitive advantages or will not be challenged by third parties;

•	we will develop additional proprietary technologies that are patentable; or

•	the patents of others will not have an adverse effect on our business.

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

The biotechnology industry is characterized by extensive litigation regarding patents and other intellectual property rights. We are aware of patents and published patent applications that, if valid, and if we are unsuccessful in circumventing or acquiring the rights to these patents, may block our ability to commercialize products based on the drug candidates that we are developing. We cannot be sure that other parties have not filed for or been issued relevant patents that could affect our ability to obtain patents or to operate as we would like to. Others may sue us in the future to challenge our patent or other intellectual property rights or claim infringement of their patents or other intellectual property rights or a breach of license agreements, or we may be required to commence legal proceedings to resolve our patent or other intellectual property rights. In particular, we are currently in legal proceedings with the Sloan-Kettering Institute for Cancer Research related to whether certain epothilone analogs are licensed to us and if so, any amount that may be owed by us under our research and license agreement with Sloan-Kettering. We may be required to pay to Sloan-Kettering an amount that is greater than we originally anticipated for the analog research in order to resolve the dispute with Sloan-Kettering as to our right to develop and commercialize the analogs. If these legal proceedings do not result in a resolution of these issues that is favorable to us and if a court were to disagree with our interpretation of the license agreement with Sloan-Kettering, we could lose the right to develop and commercialize the analogs. Sloan-Kettering has claimed that we have committed an uncured material breach of our research and license agreement and, as a result, is attempting to obtain a judicial declaration that it has the right to terminate the license under which we are developing KOS-862. While we do not believe that a valid basis exists for this claim of uncured material breach, we could incur substantial costs and diversion of management and technical personnel in defending ourselves against any such claim, and we cannot predict whether or not we would be successful in resolving any such claim. An adverse determination in this or any other litigation or administrative proceeding to which we may become a party could subject us to significant liabilities to others, require us to license disputed rights from others or require us to cease using the disputed technology.

We are aware of a significant number of patents and patent applications relating to aspects of our technologies and compounds filed by, and issued to, other parties. Others have filed patent applications or have been granted patents claiming inventions also claimed by us, and we may have to participate in an interference or other proceeding before a patent agency or court to determine priority of invention or which party was first to invent and, thus, the right to a patent for these inventions. For example, we believe one or more interferences may be declared between patents and applications we own or have exclusively licensed and patents and applications owned by Novartis relating to epothilone biosynthetic genes and Epothilone D; patent applications believed by us to be licensed to Bristol-Myers Squibb relating to epothilones; and patents and applications owned by Abbott Laboratories and Biotica relating to erythromycin polyketide synthase genes, methods for altering polyketide synthase genes and erythromycin analogs and derivatives. Such a proceeding or a lawsuit in which we are alleged to have infringed an issued patent could result in substantial cost to us even if the outcome is favorable, and if the outcome is unfavorable, we could be required to license the other party’s rights, at terms that may be unfavorable to us, or cease using the technology. Even if successful on priority grounds, an interference may result in loss of claims based on patentability grounds raised in the interference. Although patent and intellectual property disputes in the biotechnology area are often settled through licensing or similar arrangements, costs associated with these arrangements may be substantial and could include ongoing royalties. Furthermore, we cannot be certain that a license would be available to us on satisfactory terms, if at all.

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

We face, and will continue to face, intense competition from organizations such as large biotechnology and pharmaceutical companies, as well as academic and research institutions and government agencies, that are pursuing competing technologies and products. These organizations may develop technologies or products that are superior alternatives to ours. For example, other epothilones, including those being developed by Bristol-Myers Squibb and Novartis AG, have completed Phase II clinical trials in cancer patients. Further, our competitors in the polyketide gene-engineering field may be more effective at implementing their technologies to develop commercial products. Some of these competitors have entered into collaborations with leading companies within our target markets to produce polyketides for commercial purposes.

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

Our certificate of incorporation provides for staggered terms for the members of the board of directors and prevents our stockholders from acting by written consent. These provisions and other provisions of our bylaws and of Delaware law applicable to us could delay or make more difficult a merger, tender offer or proxy contest involving us. This could reduce the price that investors might be willing to pay for shares of our common stock and result in the market price being lower than it would be without these provisions. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. This is because our board of directors is responsible for appointing the members of our management team.

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

The trading price of our common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

•	announcements of technological developments in research by us or our competitors;

•	delay or failure in initiating, conducting, completing or analyzing clinical trials or unsatisfactory design or results of these trials by us or our competitors;

•	domestic and international regulatory developments;

•	achievement of regulatory approvals;

•	new products or services introduced or announced by us or our competitors;

•	changes in financial estimates by securities analysts;

•	announcements of departures of key personnel;

•	announcements of litigation or an unfavorable outcome in litigation;

•	sales of our common stock; and

•	economic and other external factors or other disasters or crisis.

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

Our quarterly operating results have fluctuated in the past and are likely to do so in the future. These fluctuations could cause our stock price to fluctuate significantly or decline. Some of the factors that could cause our operating results to fluctuate include:

•	expiration or termination of research contracts with collaborators or government research grants, which may not be renewed or replaced;

•	the success rate of our efforts leading to milestones and royalties;

•	costs and expenses related to the litigation with Sloan-Kettering;

•	the timing and willingness of collaborators to develop and commercialize our products; and

•	general and industry-specific economic conditions, which may affect our collaborators’ research and development expenditures.

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

We believe that our existing cash and investment securities and anticipated cash flow from our existing collaboration will be sufficient to support our current operating plan at least through the first half of 2005. We have based this estimate on assumptions that may prove to be wrong. Our future capital requirements depend on many factors that affect our research, development, collaboration and sales and marketing activities. See “Liquidity and Capital Resources,” above.

We may raise additional financing through public or private equity offerings, debt financings or additional corporate collaboration or licensing arrangements or any combination of the foregoing. To the extent we raise additional capital by issuing equity securities, our stockholders may experience dilution. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we will not be able to continue developing our products or financing our operations.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The primary objective of our investment activities is to preserve principal to finance our research and development activities, while at the same time maximize the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment balance to fluctuate. To minimize this risk in the future, we currently maintain, and intend to continue to maintain our portfolio of cash equivalents and investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and investment-grade corporate obligations.

The following table represents the fair value balance of our cash, cash equivalents and short-term and long-term investments that are subject to interest rate risk by year of expected maturity and average interest rates as of June 30, 2003 (dollars in thousands):

	2003	2004	2005
Cash & cash equivalents	$13,499	—	—
Average interest rates	0.92%

Short-term investments[1]	34,102	$12,684	—
Average interest rates	1.36%	2.18%

Long-term investments[2]	—	12,778	$2,502
Average interest rates		1.47%	2.00%

[1]	Represents investments with maturity dates of one year or less from June 30, 2003.
[2]	Represents investments with maturity dates of greater than one year from June 30, 2003.

We did not any hold derivative instruments as of June 30, 2003, and we have never held such instruments in the past. In addition, we had outstanding debt, consisting of borrowings under equipment financings, of approximately $4.1 million as of June 30, 2003, with a range of interest rates from 6.31% to 13.86%.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of June 30, 2003, our chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were sufficiently effective to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rule and Form 10-Q.

Changes in Internal Controls over Financial Reporting. There were no changes in our internal controls over financial reporting during the three months ended June 30, 2003 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls. The Company’s management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our chief executive officer and chief financial officer have concluded, based on their evaluation as of June 30, 2003, that our disclosure controls and procedures were sufficiently effective to provide reasonable assurance that the objectives of our disclosure control system were met.

PART II. OTHER INFORMATION

Item 1: Legal Proceedings

Sloan-Kettering Institute for Cancer Research

In August 2000, Kosan Biosciences Incorporated (the “ Company”) and The Sloan-Kettering Institute for Cancer Research (“Sloan-Kettering”) entered into an agreement pursuant to which the Company obtained an exclusive license to Sloan-Kettering’s patent portfolio and compounds in the epothilone field, including KOS-862, the epothilone D compound that the Company is currently testing in Phase I human clinical trials. In addition, the Company and Sloan-Kettering initiated a research collaboration to discover new epothilone analogs and to improve chemical syntheses of epothilones.

The Company is in litigation with Sloan-Kettering regarding the license agreement. The Company believes that all epothilone analogs discovered in the Sloan-Kettering laboratories after initiation of the research collaboration between the Company and Sloan-Kettering are included in the exclusive license granted to the Company by Sloan-Kettering in the August 2000 research and license agreement. Sloan-Kettering is asserting that certain new compounds discovered after the 2000 agreement, and related patent applications arising from its work, are not included in the exclusive license granted by Sloan-Kettering and that the Company has not reimbursed Sloan-Kettering’s research costs for research performed by Sloan-Kettering after the date of the agreement as required under the agreement. Sloan-Kettering’s lawsuit seeks monetary damages resulting from the Company’s non-reimbursement of Sloan-Kettering’s alleged research costs. In addition, Sloan-Kettering’s lawsuit seeks judicial declarations that (i) the Company does not have rights to the disputed new epothilone analogs, and that Sloan-Kettering is entitled to license such analogs to another party and (ii) the Company’s non-reimbursement of Sloan-Kettering’s research costs is a material uncured breach of the 2000 agreement, giving Sloan-Kettering the right to terminate the agreement.

The Company and Sloan-Kettering have been unable to reach agreement on the amount of research reimbursement, if any, owed by the Company under the 2000 agreement for research performed by Sloan-Kettering after the date of the agreement, but are in discussions to attempt to settle the litigation. For a limited period to permit the settlement discussions to continue, the parties have agreed to hold the litigation in abeyance. There is no assurance that the settlement discussions will be successful. The Company believes that there is no legal basis for Sloan-Kettering’s claim of uncured material breach of the 2000 agreement by the Company and no justification for Sloan-Kettering’s asserted right to terminate the agreement. In particular, the Company believes that any attempt by Sloan-Kettering to terminate the Company’s exclusive rights to KOS-862 for non-payment of disputed research expenses is without merit.

While the Company does not believe that a valid basis exists for such a claim of breach, the Company cannot predict whether or not it will be successful in resolving any such claim.

Item 2: Changes in Securities and Use of Proceeds

d) Use of Proceeds

Our initial public offering of common stock was effected in October 2000, in which we sold 5,750,000 shares of our common stock. Our Registration Statement on Form S-1 (No. 333-33732) was declared effective by the Securities and Exchange Commission on October 4, 2000.

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

Of the net offering proceeds, through June 30, 2003, approximately $5.1 million had been used to purchase property and equipment and approximately $26.2 million had been used for general corporate purposes. We intend to use the remaining net proceeds for advancing our drug candidates through preclinical and later stage development, discovering or acquiring new drug candidates, expanding our technology platform, capital expenditures, working capital, general corporate purposes and possible future acquisitions. Pending such uses, the balance has been invested in U.S. Treasury and government agency obligations and corporate obligations.

Item 3: Defaults Upon Senior Securities

Not applicable.

Item 4: Submission of Matters to a Vote of Security Holders

a)	The Company held its Annual Meeting of Stockholders on May 22, 2003.

b)	The stockholders elected Jean Deleage, Ph.D. and Daniel V. Santi, M.D., Ph.D., Class C directors of the Company, to serve until the 2006 Annual Meeting of Stockholders. Directors whose term of office as a director continued after the meeting are Bruce A. Chabner, M.D., Peter Davis, Ph.D., Chaitan Khosla, Ph.D. and Christopher T. Walsh, Ph.D.

c)	The number of votes cast as to the election of the Class C directors of the Company at the Annual Meeting of Stockholders is as follows:

Candidate	Shares Voted In Favor	Shares Against	Shares Withheld
Jean Deleage, Ph.D.	19,973,606	—	1,015,020
Daniel V. Santi, M.D., Ph.D.	20,858,463	—	130,163

Item 5: Other Information

In May 2003, we announced the appointment of Charles Homcy, M.D. to our Board of Directors.

Item 6: Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit No.

3.1	Amended and Restated Certificate of Incorporation.(1)

3.2	Amended and Restated Bylaws of Registrant.

4.1	Form of Specimen Common Stock Certificate.(2)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).(3)

(b) Reports on Form 8-K

On April 28, 2003, we filed a Current Report on Form 8-K, in connection with the announcement of the Company’s financial results for the quarter ended March 31, 2003.

On June 23, 2003, we filed a Current Report on Form 8-K, in connection with the announcement of lawsuits between the Company and Sloan-Kettering.

(1)	Incorporated herein by reference to an exhibit of our Quarterly Report on Form 10-Q for the period ended June 30, 2001.
(2)	Incorporated herein by reference to an exhibit of our Registration Statement on Form S-1, Registration No. 333-33732.
(3)	This certification “accompanies” the Quarterly Report on Form 10-Q to which it relates is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Kosan Biosciences Incorporated under the Securities Act or the Exchange Act (whether made before or after the date of the Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kosan Biosciences Incorporated

August 13, 2003	By:	/s/ Daniel V. Santi, M.D., Ph.D.
Daniel V. Santi, M.D., Ph.D. Chairman and Chief Executive Officer

August 13, 2003	By:	/s/ Susan M. Kanaya
Susan M. Kanaya Senior Vice President, Finance, Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit No.

3.1	Amended and Restated Certificate of Incorporation.(1)

3.2	Amended and Restated Bylaws of Registrant.

4.1	Form of Specimen Common Stock Certificate.(2)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).(3)

(1)	Incorporated herein by reference to an exhibit of our quarterly report on Form 10-Q for the period ended June 30, 2001.
(2)	Incorporated herein by reference to an exhibit of our Registration Statement on Form S-1, Registration No. 333-33732.
(3)	This certification “accompanies” the Quarterly Report on Form 10-Q to which it relates is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Kosan Biosciences Incorporated under the Securities Act or the Exchange Act (whether made before or after the date of the Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.