Form 10-Q
period 2003-09-30
KOSAN BIOSCIENCES INC
filed 2003-11-14
CIK 1110206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 2003

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from __________ to __________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $.001 par value; 25,622,160 shares outstanding at October 31, 2003.

KOSAN BIOSCIENCES INCORPORATED

Form 10-Q

Quarter Ended September 30, 2003

PART I. FINANCIAL INFORMATION

Item 1: Condensed Financial Statements and Notes

KOSAN BIOSCIENCES INCORPORATED

CONDENSED BALANCE SHEETS

(in thousands)

	September 30, 2003	December 31, 2002
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$17,547	$22,191
Short-term investments	42,706	31,260
Accounts receivable	5,460	3,874
Prepaid expenses and other current assets	1,277	1,106

Total current assets	66,990	58,431

Property and equipment, net	7,151	5,368
Long-term investments	22,825	27,087
Notes receivable from related parties	167	445
Other assets	309	259

Total assets	$97,442	$91,590

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,406	$1,790
Accrued liabilities	5,642	3,681
Current portion of deferred revenue	5,725	2,500
Current portion of equipment loans	1,777	1,712

Total current liabilities	14,550	9,683

Deferred revenue, less current portion	16,641	9,271
Equipment loans, less current portion	2,707	1,796

Commitments

Stockholders’ equity:
Common stock	26	25
Additional paid-in capital	142,413	142,424
Notes receivable from stockholders	(2)	(1,221)
Deferred stock-based compensation	(415)	(1,134)
Accumulated other comprehensive income	71	152
Accumulated deficit	(78,549)	(69,406)

Total stockholders’ equity	63,544	70,840

Total liabilities and stockholders’ equity	$97,442	$91,590

(1)	The balance sheet data at December 31, 2002 has been derived from the audited financial statements at that date.

See accompanying notes.

KOSAN BIOSCIENCES INCORPORATED

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues:
Contract revenue	$5,508	$563	$18,443	$2,413
Grant revenue	766	320	2,348	1,647

Total revenues	6,274	883	20,791	4,060

Operating expenses:
Research and development	11,226	7,320	26,823	20,426
General and administrative	1,259	1,308	3,784	3,810

Total operating expenses	12,487	8,628	30,607	24,236

Loss from operations	(6,211)	(7,745)	(9,816)	(20,176)
Other income, net	171	379	673	2,486

Net loss	$(6,040)	$(7,366)	$(9,143)	$(17,690)

Basic and diluted net loss per common share	$(0.24)	$(0.29)	$(0.36)	$(0.71)

Shares used in computing basic and diluted net loss per common share	25,439	24,998	25,391	24,827

See accompanying notes.

KOSAN BIOSCIENCES INCORPORATED

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2003	2002
Operating activities
Net loss	$(9,143)	$(17,690)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,723	1,257
Amortization of investment premiums and discounts, net	1,039	335
Amortization of stock-based compensation, net of reversals	86	1,610
Other stock-based compensation	395	1,124
Realized gain on investment	—	(990)
Changes in assets and liabilities:
Accounts receivable	(1,586)	(85)
Prepaid expenses other current assets	(171)	(271)
Other assets and notes receivable from related parties	143	464
Accounts payable and accrued liabilities	1,577	1,900
Deferred revenue	10,595	(999)

Net cash provided by (used in) operating activities	4,658	(13,345)

Investing activities
Acquisition of property and equipment	(3,506)	(2,554)
Purchase of investments	(88,865)	(46,943)
Proceeds from maturity and sale of investments	80,561	66,347

Net cash (used in) provided by investing activities	(11,810)	16,850

Financing activities
Proceeds from issuance of common stock, net of repurchases	758	519
Proceeds from the repayment of notes receivable from stockholders	774	13
Proceeds from equipment loans	2,571	1,947
Principal payments under capital lease obligation & equipment loans	(1,595)	(1,174)

Net cash provided by financing activities	2,508	1,305

Net (decrease) increase in cash and cash equivalents	(4,644)	4,810
Cash and cash equivalents at beginning of period	22,191	18,561

Cash and cash equivalents at end of period	$17,547	$23,371

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. The information as of September 30, 2003, and for the three and nine months ended September 30, 2003 and 2002, reflects all adjustments (including normal recurring adjustments) that the management of the Company believes are necessary for a fair presentation of the results for the periods presented. Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In November 2002, the FASB issued Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 applied to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have an impact upon the Company’s financial statements.

Cash Equivalents and Investments

The Company considers all highly liquid investments with maturity from date of purchase of three months or less to be cash equivalents. The Company limits its concentration of risk by diversifying its investments among a variety of issuers. All investment securities are classified as available-for-sale and are recorded at fair value based on quoted market prices, with unrealized gains and losses excluded from

KOSAN BIOSCIENCES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(unaudited)

1. Organization and Summary of Significant Accounting Policies (Continued)

earnings and reported in other comprehensive income/(loss). Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Realized gains and losses and declines in the fair value that are deemed to be other-than-temporary are reflected in earnings. The cost of securities sold is based on the specific identification method. In 2002, the Company recorded a $990,000 realized gain related to the full recovery of a previously written-down investment.

The Company held a restricted investment consisting of a certificate of deposit of approximately $904,000 at September 30, 2003 and December 31, 2002. This investment is carried at fair value and is restricted as to withdrawal under a letter of credit agreement related to a facility lease. This investment is held in the Company’s name and is included in long-term investments on the Company’s financial statements.

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

Research and Development

Research and development expenses consist of costs incurred for Company-sponsored and collaborative research and development activities. These costs consist primarily of salaries and other personnel-related expenses, including associated stock-based compensation, facility-related expenses, licensing-related expenses, depreciation of facilities and equipment, lab consumables, services performed by clinical research organizations and research institutions and other outside service providers.

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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss	$(6,040)	$(7,366)	$(9,143)	$(17,690)

Weighted-average shares of common stock outstanding	25,543	25,319	25,657	25,285
Less: weighted-average shares subject to repurchase	(104)	(321)	(266)	(458)

Weighted-average shares used in computing basic and diluted net loss per common share	25,439	24,998	25,391	24,827

Basic and diluted net loss per common share	$(0.24)	$(0.29)	$(0.36)	$(0.71)

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

KOSAN BIOSCIENCES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(unaudited)

1. Organization and Summary of Significant Accounting Policies (Continued)

The Company’s pro forma information follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss, as reported	$(6,040)	$(7,366)	$(9,143)	$(17,690)
Add: Stock-based employee compensation expense included in reported net loss	224	513	86	1,610
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(887)	(1,223)	(1,738)	(3,782)

Pro forma net loss	$(6,703)	$(8,076)	$(10,795)	$(19,862)

Basic and diluted net loss per common share:
As reported	$(0.24)	$(0.29)	$(0.36)	$(0.71)
Pro forma	$(0.26)	$(0.32)	$(0.43)	$(0.80)

Reclassifications

Certain reclassifications of prior years’ balances have been made to conform to the current year presentation. These reclassifications had no effect on prior years’ net loss or stockholders’ equity.

2. Research and Development Agreements

Roche

Effective September 2002, the Company entered into a research and development collaboration agreement with Hoffmann-La Roche, Inc. and F. Hoffmann-La Roche Ltd. (collectively “Roche”). Under the terms of the agreement, Roche has worldwide exclusive rights to market and sell KOS-862 (Epothilone D) in the field of oncology, and the Company will co-develop and has the right to co-promote the product in the United States. The Company is entitled to receive payments for the reimbursement of research and development expenditures, funding of a back-up program, achievement of clinical, regulatory and commercial milestones, development activities and royalties on sales of collaboration products. In addition, the Company has the opportunity to increase its royalties through a buy-in at a later stage of clinical development and by co-promotion of products resulting from the collaboration. For the three and nine months ended September 30, 2003, the Company recognized revenue related to this agreement of approximately $5.5 million and $17.3 million, respectively, of which $2.0 million was related to a non-recurring milestone in the nine months ended September 30, 2003. Included in total Roche-related contract revenue for 2003 was approximately $2.0 million related to the portion of the $25.0 million initial fee that is being recognized over a remaining estimated clinical development period of four years.

Johnson & Johnson Pharmaceutical Research and Development, LLC

Effective September 1998, the Company entered into a collaborative agreement with The R.W. Johnson Pharmaceutical Research Institute, LLC and Ortho-McNeil Pharmaceutical, Inc., both Johnson & Johnson companies. Effective January 1, 2002, the rights and obligations under the agreement were

KOSAN BIOSCIENCES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(unaudited)

2. Research and Development Agreements (Continued)

assigned to Johnson & Johnson Pharmaceutical Research and Development, LLC (“J&JPRD”), a subsidiary of Ortho-McNeil Pharmaceutical, Inc. In December 2002, the Company amended the collaborative research and development agreement. Under the terms of the amended agreement the research program has been extended until December 28, 2003, however, related research funding expired in June 2003. J&JPRD is testing a selected series of compounds in preclinical studies. Rights to compounds and technologies developed in the collaboration that are not related to the compounds under study by J&JPRD, or their close structural analogs, have reverted to the Company. For the nine months ended September 30, 2003, the Company recognized revenue of approximately $993,000, in connection with this agreement, of which $250,000 was related to a non-recurring milestone.

License Agreements

The Company has collaborative and license agreements with several academic, government and medical institutions. Included in research and development expenses were total payments made under these agreements of approximately $775,000 and $38,000 for the three months ended September 30, 2003 and 2002, respectively, and approximately $1.5 million and $533,000 for the nine months ended September 30, 2003 and 2002, respectively.

3. Comprehensive Income

Comprehensive loss was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss	$(6,040)	$(7,366)	$(9,143)	$(17,690)
Unrealized (loss) on available-for-sale securities	(20)	(83)	(81)	(152)
Reclassification of realized gain on available-for-sale securities	—	—	—	(990)

Comprehensive loss	$(6,060)	$(7,449)	$(9,224)	$(18,832)

4. Equipment Financing

The Company finances certain equipment and facility improvements under debt obligations. In May 2003, the Company entered into a $3.5 million equipment line of credit agreement, which expires in April 2004. As of September 30, 2003, the Company had utilized approximately $1.8 million of the line of credit.

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

KOSAN BIOSCIENCES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(unaudited)

5. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2003	December 31, 2002
Facilities-related	$653	$510
Compensation-related	1,174	1,176
Professional services	1,319	858
Research and development-related	2,202	847
Other	294	290

	$5,642	$3,681

6. Litigation

Effective September 19, 2003, the Company and The Sloan-Kettering Institute for Cancer Research (“Sloan-Kettering”) agreed to settle litigation between them regarding their August 2000 research and license agreement. Under the terms of the settlement, pending litigation has been dismissed, and the Company and Sloan-Kettering have agreed that rights to epothilone analogs that were in dispute are included in the exclusive license Sloan-Kettering granted to the Company in the research and license agreement, and that so long as the Company makes the payments required under the settlement, Sloan-Kettering does not have the right to terminate that agreement (including the Company’s exclusive license from Sloan-Kettering for KOS-862) on the basis of any alleged breach prior to the settlement. The Company recorded $1.5 million in research and development expenses for non-contingent payments to Sloan-Kettering under the settlement and is required to make certain future payments contingent upon the achievement of specific milestones and to undertake certain development activities with the previously disputed analogs.

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

Overview

We have proprietary gene-engineering technologies for the manipulation and production of polyketides, a rich source of pharmaceutical products. We use our platform technologies to develop product candidates that target large pharmaceutical markets. In collaboration with Hoffmann-La Roche, Inc. and F. Hoffmann-La Roche Ltd., collectively Roche, we are testing KOS-862 (Epothilone D), a potential anticancer agent, in Phase I human clinical trials. We are developing geldanamycin derivatives as anticancer agents and are collaborating with the National Cancer Institute, or NCI, to test one of them, 17-AAG, which is in Phase I and Phase Ib human clinical trials. In infectious disease, we have a collaboration with Johnson & Johnson Pharmaceutical Research & Development, LLC, or J&JPRD, a subsidiary of Ortho-McNeil Pharmaceutical, Inc., focusing on the development of antibiotics. We have additional product research and development programs.

We have incurred significant losses since our inception. As of September 30, 2003, our accumulated deficit was approximately $78.5 million. We expect to incur additional operating losses over the next several years as we continue to develop our technologies and fund internal product research and development.

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

Stock-Based Compensation

We continue to account for common stock options granted to employees using the intrinsic value method and, thus, recognize compensation expense for options granted with exercise prices less than the fair value of our common stock on the date of the grant. We recorded total deferred stock-based compensation expense of approximately $15.6 million in 2000 and $2.9 million in 1999, which amounts are being amortized to expense using the graded vesting method over the vesting periods of the underlying options, generally four years. Subsequently, if employees’ services are terminated during the vesting period, adjustments of previous charges are recognized in the period of termination. We recognized stock-based compensation expense related to employees, net of employee terminations, of approximately $86,000 for the nine months ended September 30, 2003 and an expense of approximately $1.6 million for the same period in 2002. Based on deferred stock-based compensation recorded as of September 30, 2003, we expect to record amortization of deferred stock-based compensation approximately as follows: $223,000 in the remaining three months of 2003 and $192,000 in 2004.

Stock-based compensation expense for options granted to non-employees has been determined as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. We recognized other stock-based compensation expense for non-employees of approximately $395,000 and $1.1 million in the nine months ended September 30, 2003 and 2002, respectively. In addition, assuming no changes, we expect to recognize other stock-based compensation expense in connection with stock options granted to non-employees of approximately $316,000 in the remaining three months of 2003, $584,000 in 2004, $332,000 in 2005 and $220,000 in 2006. The measurement of stock-based compensation expense to non-employees is subject to periodic adjustment as the underlying securities vest. As such, changes to these measurements could be substantial should we experience significant changes in our stock price. See Note 1 of our financial statements.

Investments

We invest in debt securities. The price of these securities is subject to significant volatility. We record an impairment charge when we believe that an investment has experienced a decline in value that is other than temporary. Generally, we review an investment for impairment if its market value has been below its carrying value for each trading day in a six-month period.

Clinical Trial Accruals

During 2003, our clinical trials of KOS-862 have significantly increased, and will continue to significantly increase, our research and development expenditures. Research and development expenditures are charged to operations as incurred. Our expenses related to clinical trials are based on estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and clinical research organizations that conduct and manage clinical trials on our behalf. The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows. Payments under the contracts depend on factors such as the achievement of certain events or the successful enrollment of patients or the completion of portions of the clinical trial or related activity. Expenses related to clinical trials generally are accrued based on the level of patient enrollment and activity according to the protocol. We monitor patient enrollment levels and related activity and adjust our estimates accordingly.

Results of Operations

Revenues

Revenues were approximately $6.3 million and $20.8 million for the three and nine months ended September 30, 2003, respectively, compared to approximately $883,000 and $4.1 million for the same periods in 2002. The increases were primarily due to approximately $5.5 million and $17.3 million in contract revenue recognized for the three and nine months ended September 30, 2003, respectively, under our development and commercialization agreement with Roche. Included in total Roche-related contract revenue for 2003 was approximately $2.0 million related to the ratable portion of the $25.0 million initial fee that is being recognized over a remaining estimated clinical development period of four years and a $2.0 million non-recurring milestone. Total contract revenue under our collaboration with J&JPRD was approximately $993,000 for the nine months ended September 30, 2003, compared to approximately $1.5 million for the same period in 2002. Included in 2003 year-to-date contract revenue under this collaboration agreement was a $250,000 non-recurring milestone. The initial term of the collaboration with J&JPRD has been extended to December 28, 2003. Related contract revenue support expired in June 2003. If we do not maintain or extend our agreement with Roche, our revenues will significantly decrease thereafter, unless we enter into additional collaborations that provide substantial revenues.

Grant revenue was approximately $2.3 million for the nine months ended September 30, 2003, compared to approximately $1.6 million for the same period last year. The increase in grant revenue was attributable to the increase in government grants awarded during the year.

Research and Development Expenses

Our research and development expenses consist primarily of salaries and other personnel-related expenses, including associated stock-based compensation, fees paid to outside service providers, facility-related expenses, licensing-related expenses, depreciation of facilities and equipment and lab consumables. Research and development expenses increased to approximately $11.2 million and $26.8 million for the three and nine months ended September 30, 2003, respectively, from approximately $7.3 million and $20.4 million for the same periods in 2002. These increases were primarily attributable to the expansion of the clinical development program for KOS-862, including the production of clinical material. Research and development expenses related to this clinical program are reimbursable by Roche. Continued investment supporting our 17-AAG/geldanamycin analog program and research and development expenses associated with the settlement of the litigation with Sloan-Kettering also contributed to these increases. We expect our research and development expenses will increase substantially as KOS-862 and 17-AAG advance further into the clinic and as we support our collaborative research and development programs and advance other in-house research programs into later stages of development.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other personnel-related expenses and fees paid to outside service providers. General and administrative expenses were approximately $1.3 million and $3.8 million for the three and nine months ended September 30, 2003, respectively, compared to approximately $1.3 million and $3.8 million for the same periods last year. Higher employee-related costs to support our expanding research and development activities were partially offset by lower associated stock-based compensation that resulted from the reversal of deferred compensation expense in connection with employee terminations. We expect our general and administrative expenses will increase in the future to support the continued growth of our research and development efforts.

Other Income, net

Interest income decreased to approximately $255,000 and $925,000 for the three and nine months ended September 30, 2003, respectively, from approximately $473,000 and $1.7 million for the same periods in 2002. These decreases were attributed to lower investment yields associated with the continued depressed interest rate environment and lower average investment balances.

Interest expense decreased to approximately $84,000 and $252,000 for the three and nine months ended September 30, 2003, respectively, from approximately $94,000 and $267,000 for the same periods in 2002. These decreases resulted from the scheduled repayment of existing debt at higher average interest rates, partially offset by additional equipment debt financing at lower average interest rates. We expect our interest expense will increase in the future resulting from additional property and equipment-related debt financings.

Included in other income for the nine months ended September 30, 2002 was a $990,000 realized gain related to the full recovery of a previously written-down investment.

Liquidity and Capital Resources

We have financed our operations from inception primarily through sales of convertible preferred stock and common stock, contract payments under our collaboration agreements, equipment financing arrangements and government grant awards. As of September 30, 2003, we had approximately $83.1 million in cash, cash equivalents and investments, compared to approximately $80.5 million as of December 31, 2002. Our funds are currently invested in U.S. Treasury and government agency obligations and corporate obligations.

Cash provided by operating activities was approximately $4.7 million for the nine months ended September 30, 2003, compared to cash used by operating activities of approximately $13.3 million for the same period in 2002. This increase was primarily attributable to the receipt of the second of two $12.5 million installments of an initial fee from Roche and a decrease in our net loss of approximately $8.6 million for the nine months ended September 30, 2003, compared to a net loss of approximately $17.7 million for the same period in 2002. Cash used in the nine months ended September 30, 2002 was used primarily to fund our net operating loss of approximately $17.7 million, which included a $990,000 non-cash realized gain on a previously written-down investment, partially offset by non-cash expenses of approximately $4.3 million related to stock-based compensation, depreciation and amortization of investment premiums and discounts.

Our investing activities, excluding changes in our investments, for the nine months ended September 30, 2003 used cash of approximately $3.5 million, compared to approximately $2.6 million for the same period in 2002, reflecting $1.7 million related to the expansion and renovation of our facilities and $1.8 million related to the purchase of additional laboratory and office equipment.

Cash provided by financing activities was approximately $2.5 million for the nine months ended September 30, 2003, compared to cash provided by financing activities of approximately $1.3 million for the same period in 2002. Financing activities for 2003 included approximately $1.0 million in proceeds from equipment loans, net of scheduled payments on existing debt, and $774,000 related to proceeds from the repayment of notes receivable from stockholders.

In May 2003, we entered into a $3.5 million equipment line of credit agreement for facility improvements and capital purchases, which expires in April 2004. As of September 30, 2003, we had utilized approximately $1.8 million of this line of credit. See Note 4 to our financial statements.

We believe that our existing cash, investments and anticipated cash flow from our existing collaboration will be sufficient to support our current operating plan through 2005. Our future capital uses and requirements depend on numerous forward-looking factors. These factors include, but are not limited to, the following:

•	our ability to establish, and the scope of and revenues received under, any new collaborations;

•	the progress and number of research programs carried out by us;

•	the progress and success of preclinical testing and clinical trials of our drug candidates;

•	our ability to maintain our existing collaborations;

•	the costs and timing of obtaining, enforcing and defending our patent and intellectual rights;

•	the costs and timing of our facilities expansion;

•	the costs and timing of regulatory approvals; and

•	expenses associated with any current or future litigation.

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

New Accounting Standards

In November 2002, the FASB issued Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 applied to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have an impact upon our financial statements.

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

We commenced operations in 1996 and are still in an early stage of development. We have not commercialized any products, and we have incurred significant losses to date. As of September 30, 2003, we had an accumulated deficit of approximately $78.5 million. To date, our revenues have been solely from collaborations and government grant awards. Our expenses have consisted principally of costs incurred in research and development and from general and administrative costs associated with our operations. We have incurred net losses since our inception, including a net loss of approximately $9.1 million for the nine months ended September 30, 2003. We expect our expenses to increase and to continue to incur operating losses for at least the next several years as we continue our research and development efforts for our drug candidates and research programs. The amount of time necessary to commercialize any of our drug candidates successfully is long and uncertain, and successful commercialization may not occur at all. As a result, we may never become profitable.

If our current collaborations are unsuccessful or if conflicts develop with these relationships or under our license agreements, our research and development efforts could be delayed, curtailed or terminated and our revenues could significantly decrease.

We have two corporate research and commercialization collaborations: with Hoffmann-La Roche, Inc. and F. Hoffmann-La Roche Ltd. in the field of epothilones, and with Johnson & Johnson Pharmaceutical Research and Development, LLC, a subsidiary of Ortho-McNeil Pharmaceutical, Inc. in the field of ketolide antibiotics. We also have collaborations with, or have licenses to technology and compounds from, several research groups, including The Sloan-Kettering Institute for Cancer Research in the field of epothilones, the National Cancer Institute in the field of geldanamycin analogs and Stanford University in the field of polyketide technology. The agreements permit our collaborators or licensors to terminate the agreement under certain circumstances. We may not be able to maintain or extend these collaborations or license agreements on acceptable terms, if at all. If we do not maintain, extend or replace our corporate collaborations, our research and development efforts could be delayed and our revenues could significantly decrease. If we are unable to maintain our research collaborations or if our license agreements are terminated, our research and development efforts could be delayed, curtailed or terminated or we could lose our rights to use the licensed technology and compounds. Loss of these rights could also result in termination of, curtailment of or a delay of research and development efforts under our corporate collaborations, under some circumstances.

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

Our strategy depends upon the formation and sustainability of multiple collaborative arrangements and license agreements with third parties in the future. We expect to rely on these arrangements for not only financial resources, but also for expertise that we expect to need in the future relating to clinical trials, manufacturing, sales and marketing, and for license and technology rights. Although we have established collaborative arrangements and various license agreements, we do not know if we will be able to establish additional arrangements on favorable terms, or whether current or any future collaborative arrangements will ultimately be successful. There have been, and may continue to be, a significant number of business combinations among large pharmaceutical companies that have resulted, and may continue to result, in a reduced number of potential future corporate collaborators, which may limit our ability to find partners who will work with us in developing and commercializing our drug candidates. If we do not enter into new collaborative agreements, then our revenues will be reduced, and our drug candidates may not be developed, manufactured or marketed.

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

Our products must satisfy rigorous standards of safety and efficacy before they can be approved by the U.S. Food and Drug Administration, or FDA, and international regulatory authorities for commercial use. We will need to conduct significant additional research, preclinical testing and clinical trials before we can file applications with the FDA for product approval. Clinical trials are expensive and have a high risk of failure. In addition, to compete effectively, our products must be easy to use, cost-effective and economical to manufacture on a commercial scale. We may not achieve any of these objectives. Any of our products may not attain market acceptance. Typically, there is a high rate of attrition for products in preclinical testing and clinical trials. Also, third parties may develop superior products or have proprietary rights that preclude us from marketing our products. If research and testing is not successful or we fail to obtain regulatory approval, we will be unable to market and sell our future product candidates.

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

If third parties do not successfully carry out their contractual duties or meet expected deadlines, we will not be able to obtain or may be delayed in obtaining regulatory approvals for our product candidates and will not be able to or may be delayed in our efforts to successfully commercialize our product candidates for targeted diseases. We do not have the ability to independently conduct clinical trials for our products, and we rely on third parties such as contract research organizations, medical institutions and clinical investigators to perform this function. If these third parties do not perform satisfactorily, our clinical trials may be extended or delayed. We may not be able to locate any necessary acceptable replacements or enter into favorable agreements with them, if at all.

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

Our commercial success depends in part on not infringing the patents and proprietary rights of other parties and not breaching any licenses that we have entered into with regard to our technologies and products. Others have filed patent applications and issued patents, and in the future are likely to continue to file patent applications and cause to be issued patents, claiming drug candidates that we are developing and genes, gene fragments, compounds and technologies we use or may wish to use. If we wish to use the claimed technology in issued and unexpired patents owned by others, we may need to obtain a license from another party, enter into litigation or incur the risk of litigation.

The biotechnology industry is characterized by extensive litigation regarding patents and other intellectual property rights. We are aware of patents and published patent applications that, if valid, and if we are unsuccessful in circumventing or acquiring the rights to these patents, may block our ability to commercialize products based on the drug candidates that we are developing. We cannot be sure that other parties have not filed for or been issued relevant patents that could affect our ability to obtain patents or to operate as we would like to. Others may sue us in the future to challenge our patent or other intellectual property rights or claim infringement or misappropriation of their patents or other intellectual property rights or a breach of license agreements, or we may be required to commence legal proceedings to resolve our patent or other intellectual property rights. In particular, we recently settled litigation between us and Sloan-Kettering regarding our August 2000 research and license agreement. Under the terms of the settlement, pending litigation has been dismissed, and we and Sloan-Kettering have agreed that rights to epothilone analogs that were in dispute are included in the exclusive license Sloan-Kettering granted to us in the research and license agreement, and that so long as we make the payments required under the settlement Sloan-Kettering does not have the right to terminate that agreement (including our exclusive license from Sloan-Kettering for KOS-862) on the basis of any alleged breach prior to the settlement. An adverse determination in any other litigation or administrative proceeding to which we may become a party could subject us to significant liabilities to others, result in our patents being deemed invalid, unenforceable or revoked, require us to license disputed rights from others or require us to cease using the disputed technology. In addition, our involvement in any of these proceedings may cause us to incur substantial costs and result in diversion of management and technical personnel.

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

We may not be able to obtain licenses from other parties at a reasonable cost, or at all. In that event, we could encounter substantial delays in product introductions while we attempt to develop alternative methods and products, which we may not be able to accomplish.

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

Our officers, directors and their affiliates together control approximately 30% of our outstanding common stock. As a result, these stockholders, if they act together, are able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may delay or prevent a change in control of us and might affect the market price of our common stock, even when a change may be in the best interests of all stockholders. In addition, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and accordingly, they could cause us to enter into transactions or agreements which we would not otherwise consider.

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

Our quarterly operating results have fluctuated in the past and are likely to do so in the future. These fluctuations could cause our stock price to fluctuate significantly or decline. Some of the factors that could cause our operating results to fluctuate include:

•	expiration or termination of research contracts with collaborators or government research grants, which may not be renewed or replaced;

•	the success rate of our efforts leading to milestones and royalties;

•	the timing and willingness of collaborators to develop and commercialize our products;

•	general and industry-specific economic conditions, which may affect our collaborators’ research and development expenditures; and

•	costs and expenses related to any litigation or administrative proceedings in which we may be involved.

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

We believe that our existing cash and investment securities and anticipated cash flow from our existing collaboration will be sufficient to support our current operating plan through 2005. We have based this estimate on assumptions that may prove to be wrong. Our future capital requirements depend on many factors that affect our research, development, collaboration and sales and marketing activities. See “Liquidity and Capital Resources,” above.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The primary objective of our investment activities is to preserve principal to finance our research and development activities, while at the same time maximize the income we receive from our investments without significantly increasing risk. Our securities portfolio is primarily invested in debt securities with an average maturity of less than one year and have a minimum investment grade rating of A, A1, P1 or better to minimize credit risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment balance to fluctuate. To minimize this risk in the future, we currently maintain, and intend to continue to maintain, our portfolio of cash equivalents and investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and investment-grade corporate obligations.

The following table represents the fair value balance of our cash, cash equivalents and short-term and long-term investments that are subject to interest rate risk by year of expected maturity and average interest rates as of September 30, 2003 (dollars in thousands):

	2003	2004	2005
Cash & cash equivalents	$17,547	—	—
Average interest rates	0.98%

Short-term investments[1]	$11,543	$31,163
Average interest rates	1.18%	1.65%

Long-term investments[2]	—	10,915	$11,910
Average interest rates	1.45%	1.69%

[1]	Represents investments with maturity dates of one year or less from September 30, 2003
[2]	Represents investments with maturity dates of greater than one year from September 30, 2003

We did not hold any derivative instruments as of September 30, 2003, and we have never held such instruments in the past. In addition, we had outstanding debt, consisting of borrowings under equipment financings, of approximately $4.5 million as of September 30, 2003, with a range of interest rates from 6.31% to 13.86%.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Based on their evaluation, our chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were sufficiently effective as of September 30, 2003 to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rule and Form 10-Q.

Changes in Internal Controls over Financial Reporting. There were no changes in our internal controls over financial reporting during the three months ended September 30, 2003 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls. The Company’s management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our chief executive officer and chief financial officer have concluded, based on their evaluation, that our disclosure controls and procedures were sufficiently effective as of September 30, 2003 to provide reasonable assurance that the objectives of our disclosure control system were met.

PART II. OTHER INFORMATION

Item 1: Legal Proceedings

Sloan-Kettering Institute for Cancer Research

The complaint filed by Sloan-Kettering against the Company in the United States District Court for the Southern District of New York on June 4, 2003 was dismissed with prejudice September 26, 2003 as required under a settlement agreed between Sloan-Kettering and the Company. Under the terms of the settlement, the Company and Sloan-Kettering have agreed that rights to epothilone analogs that had been in dispute are included in the exclusive license Sloan-Kettering granted to the Company in an August 2000 research and license agreement between them, and that so long as the Company makes the payments required under the settlement Sloan-Kettering will not have the right to terminate the August 2000 agreement (including Kosan’s exclusive license from Sloan-Kettering for KOS-862) on the basis of any alleged breach prior to the settlement. The Company is obliged under the settlement agreement to make non-contingent payments totaling $1.5 million and contingent payments to Sloan-Kettering, and to undertake certain development activities with the previously disputed analogs. For further information, see the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003 and the Company’s Current Report on Form 8-K dated June 17, 2003.

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

Of the net offering proceeds, through September 30, 2003, approximately $5.5 million had been used to purchase property and equipment and approximately $38.2 million had been used for general corporate purposes. We intend to use the remaining net proceeds for advancing our drug candidates through preclinical and later stage development, discovering or acquiring new drug candidates, expanding our technology platform, capital expenditures, working capital, general corporate purposes and possible future acquisitions. Pending such uses, the balance has been invested in U.S. Treasury and government agency obligations and corporate obligations.

Item 3: Defaults Upon Senior Securities

Not applicable.

Item 4: Submission of Matters to a Vote of Security Holders

None.

Item 5: Other Information

Not applicable.

Item 6: Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit No.

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws of Registrant. (2)

4.1	Form of Specimen Common Stock Certificate. (3)

10.11†	Research and License Agreement between Registrant and Ortho-McNeil Pharmaceutical Corporation and the R.W. Johnson Pharmaceutical Research Institute, dated September 28, 1998.

10.46†	Settlement Agreement, entered into September 19, 2003, by and between Registrant and The Sloan-Kettering Institute for Cancer Research.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350). (4)

(b) Reports on Form 8-K

On July 1, 2003, we filed a Current Report on Form 8-K, in connection with the announcement that Robert G. Johnson, Jr. M.D., Ph.D., Senior Vice President and Chief Medical Officer, and Chaitan S. Khosla, Ph.D., Founder and Director, have established pre-arranged trading plans to sell shares in the Company over designated periods in accordance with SEC Rule 10b5-1.

On July 24, 2003, we filed a Current Report on Form 8-K, in connection with the announcement of the Company’s financial results for the quarter ended June 30, 2003.

On September 25, 2003, we filed a Current Report on Form 8-K, in connection with the announcement of the settled litigation between the Company and Sloan-Kettering.

(1)	Incorporated herein by reference to an exhibit of our Quarterly Report on Form 10-Q for the period ended June 30, 2001.
(2)	Incorporated herein by reference to an exhibit of our Quarterly Report on Form 10-Q for the period ended June 30, 2003.
(3)	Incorporated herein by reference to an exhibit of our Registration Statement on Form S-1, Registration No. 333-33732.
(4)	This certification “accompanies” the Quarterly Report on Form 10-Q to which it relates is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Kosan Biosciences Incorporated under the Securities Act or the Exchange Act (whether made before or after the date of the Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.
†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been separately filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kosan Biosciences Incorporated

November 13, 2003	By:	/s/ Daniel V. Santi, M.D., Ph.D.
Daniel V. Santi, M.D., Ph.D.
Chairman and Chief Executive Officer

November 13, 2003	By:	/s/ Susan M. Kanaya
Susan M. Kanaya
Senior Vice President, Finance, Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit No.

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws of Registrant. (2)

4.1	Form of Specimen Common Stock Certificate. (3)

10.11†	Research and License Agreement between Registrant and Ortho-McNeil Pharmaceutical Corporation and the R.W. Johnson Pharmaceutical Research Institute, dated September 28, 1998.

10.46†	Settlement Agreement, entered into September 19, 2003, by and between Registrant and The Sloan-Kettering Institute for Cancer Research.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350). (4)

(1)	Incorporated herein by reference to an exhibit of our quarterly report on Form 10-Q for the period ended June 30, 2001.
(2)	Incorporated herein by reference to an exhibit of our Quarterly Report on Form 10-Q for the period ended June 30, 2003.
(3)	Incorporated herein by reference to an exhibit of our Registration Statement on Form S-1, Registration No. 333-33732.
(4)	This certification “accompanies” the Quarterly Report on Form 10-Q to which it relates is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Kosan Biosciences Incorporated under the Securities Act or the Exchange Act (whether made before or after the date of the Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.
†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been separately filed with the Securities and Exchange Commission.