Form 10-K
period 2003-12-31
KOSAN BIOSCIENCES INC
filed 2004-03-15
CIK 1110206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2003.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $95,022,879. (1)

The aggregate market value of the common stock of the registrant held by non-affiliates as of February 29, 2004, based upon the closing sale price of the registrant’s common stock listed on the Nasdaq National Market on February 27, 2004, was $212,035,663. (2)

The number of shares of common stock of the registrant outstanding at February 29, 2004 was 28,809,778 shares.

(1)	Based on a closing price of $5.83 per share on June 30, 2003. Excludes approximately 9,248,863 shares of the registrant’s common stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the common stock outstanding at June 30, 2003.
(2)	Based on a closing price of $11.69 per share on February 27, 2004. Excludes approximately 10,671,569 shares of the registrant’s common stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the common stock outstanding at February 29, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Proxy Statement in connection with the registrant’s 2004 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report on Form 10-K, are incorporated by reference into Part II and Part III of this report.

Kosan Biosciences Incorporated

Form 10-K

For the Fiscal Year Ended December 31, 2003

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

Item 1. Business

Overview

We are a biotechnology company developing drug candidates from an important class of natural product compounds known as polyketides. Polyketides are naturally made in very small amounts in certain microorganisms and are difficult to make or modify chemically. Using our expertise and proprietary technologies, we are able to create, modify and produce polyketides in a variety of ways. Because polyketides have been a rich source of marketed drugs, creating novel polyketides and having the capability to more cost-effectively produce polyketides should provide us with a pipeline of potential drug candidates that address existing or potential large markets.

We can make improved versions of a known polyketide pharmaceutical product or product candidate and are able to change a polyketide used in one therapeutic area to create a new polyketide to be used for another therapeutic area. We can also take the genetic instructions for making a polyketide out of one microorganism and put them into another that provides a more favorable environment to produce more of the polyketide. We can otherwise manipulate the genetic instructions for a polyketide in order to improve production.

Our strategy is to use our technologies to create new polyketides, to make improved versions of known polyketide pharmaceuticals, to cost-effectively produce them and to advance selected drug candidates into clinical trials. We are co-developing epothilones, a class of polyketides, for the treatment of cancer with Hoffmann-La Roche, Inc. and F. Hoffmann-La Roche Ltd., collectively Roche, and have U.S. co-promotion rights to any resulting epothilones that receive regulatory approval for marketing. Our lead epothilone candidate, KOS-862 (Epothilone D), is in Phase II and Phase Ib clinical trials. In collaboration with the National Cancer Institute, or NCI, a component of the National Institutes of Health, or NIH, we are developing derivatives of geldanamycin, a polyketide, for the treatment of cancer. Our lead geldanamycin candidate, 17-AAG, a derivative of geldanamycin, is in Phase I and Phase Ib combination clinical trials being conducted by us and the NCI. We also have additional product candidates in the areas of cancer, infectious disease and gastrointestinal motility that are undergoing preclinical evaluation, and several early stage product research and technology development programs.

We were incorporated under the laws of the state of California in January 1995 and commenced operations in 1996. In July 2000, we were reincorporated under the laws of the state of Delaware.

Overview of Polyketides

Polyketides are complex natural products produced by certain microorganisms. There are about 10,000 known polyketides, from which numerous pharmaceutical products in many therapeutic areas have been derived. We focus on polyketides because of their demonstrated ability to address large markets and to treat many different disease conditions. The following table lists some of the important polyketides and their uses.

Selected Polyketide Products and Their Uses

Product (Trade Name)	Use
Azithromycin (Zithromax)	Antibacterial
Clarithromycin (Biaxin)	Antibacterial
Erythromycin	Antibacterial
Telithromycin (Ketek)	Antibacterial
Rifamycin (Rifampin)	Antibacterial
Tetracycline	Antibacterial
Doxorubicin (Adriamycin)	Anticancer
Amphotericin B	Antifungal
Lovastatin (Mevacor)	Cholesterol-lowering
Pravastatin (Pravacol)	Cholesterol-lowering
Simvastatin (Zocor)	Cholesterol-lowering
Tacrolimus (FK506, Prograf)	Immunosuppressant
Sirolimus (Rapamycin)	Immunosuppressant
Spinosad	Insecticide
Avermectin	Veterinary Product

Unlike most classes of compounds, different polyketides often have unrelated structures. The common features that link the polyketides as a class are the sequence of reactions by which they are formed, and the intermediate compounds made in these reactions. Each polyketide is produced by a unique polyketide synthase, or PKS, which is a large enzyme composed of many component enzymes. There are two types of PKSs, modular and iterative. We focus primarily on modular PKSs. Modular PKSs contain many enzymes, each of which is used only once during polyketide production, while iterative PKSs may use some enzymes several times. Erythromycin is an example of a polyketide made by a modular PKS. Erythromycin is not only a valuable antibiotic product, but it is also used in the production of the antibiotics azithromycin and clarithromycin.

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

The structure of a polyketide can therefore be viewed as being determined by the types, order and number of modules in a modular PKS. The types of modules dictate which building blocks are used, the order of the modules dictates the sequence of building blocks and the number of modules dictates the number of building blocks in, or size of, the polyketide. Modifying, adding or deleting modules results in specific and predictable changes to the structure of the polyketide. Polyketides may also be made by sophisticated duplicate synthesis techniques, or by a combination of chemical and biological techniques.

Our Strategy

Our goal is to create a pipeline of drug candidates that can be advanced into clinical trials and developed into commercialized drugs. Our focus is on drug candidates that address existing or potential large markets. Our strategy includes the following components:

Maximize Value, Minimize Risk. Our principal programs are focused on the development of improved versions of known compounds or drugs and increasing the efficiency of large-scale production of polyketides. By improving the properties of known compounds, we believe we can create novel products that take advantage of the known utility, safety, development path and market for existing drugs to reduce the risk and time required for development. By improving the efficiency of large-scale production, we can more cost-effectively access promising compounds that cannot be obtained from nature in sufficient quantities to permit development and commercialization.

Establish Collaborative Relationships. We have a collaboration with Roche to co-develop and to commercialize our anticancer product candidate, KOS-862, and other epothilone analogs for the treatment of cancer. We have a collaboration with the NCI to clinically develop 17-AAG and other geldanamycin derivatives for the treatment of cancer. We plan to establish additional collaborative relationships with large pharmaceutical companies and other research and development organizations to help us obtain our drug candidates or advance them into or through clinical trials and to the market, apply our technologies to create new polyketides and develop large-scale production systems.

Acquire Complementary Technologies and Products. We have license agreements with Stanford University in the area of polyketide genetic engineering, the Sloan-Kettering Institute for Cancer Research, or Sloan-Kettering, in the area of epothilones and with the NCI in the area of geldanamycin analogs. We may acquire or license additional complementary technologies or product candidates from others.

Enhance Leadership Position of Our Technology Platform. We intend to expand and enhance our technologies by continuing in-house research activities on polyketide biosynthesis and chemical synthesis. We plan to continue to extend the reach of our technologies through strategic alliances or acquisitions. We plan to broaden and protect our intellectual property portfolio and in-license patents that complement our core technologies.

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

Cancer

Epothilones

Epothilones are polyketides that inhibit cancer cells by the same mechanism as a class of cytotoxic drugs known as taxanes, including paclitaxel, marketed as Taxol® by Bristol-Myers Squibb Company, and docetaxel, marketed as Taxotere® by Aventis Pharmaceuticals, Inc. In 2002, sales of taxanes were approximately $1.4 billion. The epothilones may address a key limitation of the taxane class because they are active against taxane-resistant human tumor cell lines in in vitro and in vivo animal models, as well as being active against taxane-sensitive human tumors cells in these models.

KOS-862 is our lead epothilone. KOS-862 is being evaluated in Phase II in advanced non-small cell lung, colorectal and breast cancers with Roche. We are conducting the lung cancer trial at multiple centers in North America, and Roche is conducting the other two multiple center trials. In addition to the Phase II monotherapy trials, Kosan and Roche are advancing KOS-862 into Phase Ib clinical trials in which KOS-862 is being evaluated in combination with Gemzar®, Paraplatin®, Herceptin® and Xeloda®, four standard-of-care anticancer chemotherapeutics. We and Roche are exploring additional epothilone analogs for development, with the objective of initiating clinical trials of a novel epothilone analog during 2004. Competing epothilones in clinical development include those being developed by Bristol-Myers Squibb (reported to be in Phase III clinical trials) and Novartis AG (reported to be in Phase II clinical trials).

In September 2002, we entered into an agreement with Roche to jointly develop KOS-862 and other epothilones.

Geldanamycin

We are developing analogs of the polyketide geldanamycin that have been shown to cause the degradation of numerous proteins involved in the growth and survival of cancer cells. These compounds bind to and disrupt the function of Hsp90 (heat shock protein 90). Hsp90 is a molecular “chaperone” in cells that maintains the stability and function of “client proteins” implicated in signal transduction as well as the proliferation, angiogenesis and metastasis of tumors. By preventing Hsp90 from protecting its “clients,” geldanamycin analogs cause their degradation. By simultaneously depleting multiple proteins involved in the genesis and maintenance of cancer cells, geldanamycin derivatives may serve as chemotherapeutic agents in a number of cancers. Moreover, preclinical studies suggest that these compounds are synergistic with certain other inhibitors of the signal transduction client proteins, as well as several conventional anticancer agents.

In October 2002, we entered into two Cooperative Research and Development Agreements (CRADAs) with the NIH to collaborate with the NCI on the clinical development of 17-AAG and the development of geldanamycin derivatives. We are collaborating with the NCI to complete five ongoing Phase I 17-AAG clinical trials, in which over 180 patients have been treated, and three ongoing Phase Ib trials in which patients are treated with 17-AAG in combination with Taxotere®, Gemzar®/Platinol® and Gleevec®. In addition, we are collaborating with the NCI to initiate Phase II clinical trials of 17-AAG as a monotherapy and to initiate additional Phase Ib clinical trials of 17-AAG in combination with other anticancer drugs. Under the terms of the CRADAs, we are responsible for the provision of sufficient quantities of clinical materials necessary to conduct the clinical development of 17-AAG clinical trials funded by the NCI, and we have the option, at our expense, to conduct our own clinical trials of 17-AAG and geldanamycin derivatives in addition to those funded by the NCI. We have developed a new formulation of 17-AAG (KOS-953) that addresses a limitation of the first generation formulation. In December 2003, we filed an Investigational New Drug, or IND, application for KOS-953 and plan to initiate self-funded Phase I/II and Phase Ib clinical trials of this newly formulated product candidate during 2004. We also are collaborating with the NCI on initiating clinical trials of 17-DMAG, a highly potent, water-soluble and orally active derivative of geldanamycin.

Discodermolide

Discodermolide is a polyketide with a mechanism of action similar to both the taxanes and the epothilones. Discodermolide has broad-spectrum activity against cancer cells and is a potent inhibitor of taxane- and epothilone-resistant tumors in cell culture and in animal models. We have generated analogs with improved properties over the natural polyketide and are seeking to develop cost-effective production processes. Several of these compounds are undergoing preclinical evaluation.

Infectious Disease

Macrolides are clinically important antibiotics that have been used for the treatment of respiratory infections for more than 40 years.

Currently, the leading macrolides are clarithromycin, marketed as Biaxin® by Abbott Laboratories, and azithromycin, marketed as Zithromax® by Pfizer Inc. These are polyketide-derived antibiotics that show high potency, a broad spectrum of activity and few side effects. In 2002, these products had combined revenues of approximately $2.0 billion. In recent years, there has been increasing bacterial resistance to macrolides, driving the need to develop new and more effective drugs. Ketolides, derivatives of the polyketide erythromycin, possess the potency and spectrum of activity shown by clarithromycin and azithromycin, but are effective against some of these resistant organisms. Aventis has received regulatory approval in Europe and major Latin American markets and has received an approvable letter by the U.S. Food and Drug Administration, or FDA, to market a ketolide antibiotic called Ketek®.

We have generated several proprietary ketolides with in vitro activity comparable or superior to other ketolides. Several of these compounds are currently undergoing preclinical evaluation by us.

Several compounds in this program resulted from a multi-year research collaboration between us and affiliates of Johnson & Johnson. Rights to these compounds reverted to us without any further obligation to Johnson & Johnson and its affiliates when the agreement expired in December 2003.

Gastrointestinal Motility

One of the actions of erythromycin is stimulation of gastrointestinal movement, or GI motility. Erythromycin-derived compounds called motilides may be useful to treat diseases such as gastroparesis and other conditions in which GI motility is impaired or needs to be increased. We have made several series of motilides that stimulate GI motility in preclinical models and from which the unnecessary antibiotic activity of erythromycin has been eliminated. Several of these compounds are being evaluated in preclinical studies.

Our Technology Platform

Our technology platform has four components: polyketide gene alteration, chemo-biosynthesis, heterologous over-expression and polyketide chemical synthesis. Together, our technologies enable us to modify, create and produce proprietary polyketides with potential for development as valuable pharmaceutical products.

Polyketide Gene Alteration

The structure of a polyketide is primarily determined by variation in the number, order and type of modules in the PKS. Our technologies enable us to alter modules in a specific, directed manner, and thus we can make specific and predictable changes to the structure of a polyketide.

Polyketides are structurally complex compounds that are difficult to make or modify chemically. Because each building block of a polyketide is selected by a specific module of the PKS, we use our technologies to make precise structural changes by altering the module that specifies the targeted building block. We use our technologies to improve properties of known, biologically active molecules. This can be done by using our technology to change a portion of the polyketide that cannot be chemically modified to one that can, allowing us to make subsequent chemical modifications not otherwise practicable. We can also make changes in the structure of existing proprietary polyketide products to create a new polyketide proprietary to us.

We also are developing the capability to synthesize polyketide genes to facilitate biosynthetic production and to avoid the need to isolate polyketide synthase genes, or DNA, from nature.

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

Polyketide Chemical Synthesis

We have developed state-of-the-art capabilities to chemically synthesize polyketides and to generate chemical derivatives of polyketide structures. This enables us to use total chemical synthesis as an alternative to polyketide gene alteration in order to obtain novel compounds and to combine chemical and biosynthetic approaches for production when appropriate.

Research and Development Expenses

Our research and development expenses were approximately $36.8 million in 2003, $28.4 million in 2002 and $25.5 million in 2001.

Intellectual Property

Our intellectual property consists of patents, copyrights, trade secrets and know-how. Our ability to compete effectively depends in large part on our ability to obtain patents for our technologies and products, maintain trade secrets and operate without infringing the rights of others and prevent others from infringing our proprietary rights. We will be able to protect our technologies from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents, or are effectively maintained as trade secrets. Accordingly, patents or other proprietary rights are an essential element of our business. As of December 31, 2003, we owned or were exclusively licensed under over 80 patents and 130 patent applications in the U.S., over 20 patents and 50 patent applications in Europe and 2 patents and over 40 patent applications in Japan. We also own or are exclusively licensed under patents and patent applications in other countries, and pursue patent protection for each case in countries where we believe it is commercially reasonable and advantageous to do so.

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

Collaborative Research, Development and License Agreements

Roche

In September 2002, we signed a research and collaboration agreement with Roche. Under the terms of the agreement, Roche has worldwide exclusive rights to market and sell KOS-862 and other epothilones in the field of oncology, and we will co-develop and have the right to co-promote the products in the United States. The principal focus of the collaboration is the clinical development and marketing of KOS-862 and eventual back-up compounds. Any such back-up candidates would be collaboratively developed by Roche and us, and would be exclusively licensed to and marketed by Roche, and could, at our option, be co-promoted by us with Roche, all for the treatment of cancer.

Under the agreement, we are entitled to receive clinical development funding for our activities under the collaboration, process and back-up development program funding at specified levels, and milestone payments based upon achievement of clinical, regulatory and commercial events. We estimate that these types of cash payments could total up to $220 million, based upon our current expectations for program expenses and assuming successful development and commercialization of one product that achieves each milestone event. As of December 31, 2003, we have received approximately $42.9 million related to this collaboration. In addition, we are entitled to receive royalties on any sales of collaboration products. We have the option to increase our royalties by contributing to development costs and by co-promotion of products resulting from the collaboration.

Pursuant to this agreement, we recognized approximately $26.9 million and $3.4 million of contract revenue in 2003 and 2002, respectively. Such amounts, excluding the ratable portion of an initial fee and milestones, approximated research and development expenses under this collaboration agreement. Included in 2003 revenue was the ratable portion of the $25 million initial fee that is being recognized through the second half of 2007, the estimated clinical development period, and $6.0 million in non-recurring milestones achieved under the agreement.

Either party may terminate the agreement at any time for the other party’s uncured material breach of the agreement. In addition, Roche may terminate the agreement as a whole during an initial period solely for cause relating to the success of the program (not needing to relate to any breach by us), or after this initial period for convenience entirely or in part. Upon such a termination by Roche for cause or convenience, the licensed rights would revert to us and Roche would provide us with other assistance to take over the previously licensed products. Unless earlier terminated, the agreement will remain in effect for the life of the relevant patents or a specified number of years from product launch.

Sloan-Kettering Institute for Cancer Research

Effective August 2000, we signed a research and license agreement with Sloan-Kettering relating to epothilones. Under the agreement, we use our technologies to produce KOS-862, work collaboratively with Sloan-Kettering to develop compounds and production methods. Under the agreement, each party licenses the other party for activities as part of the collaborative program. In addition, Sloan-Kettering exclusively licenses us for all further development and commercialization of compounds selected by us in accordance with the agreement.

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

In 2003 we were in a dispute and litigation with Sloan-Kettering regarding whether certain epothilone analogs developed in Sloan-Kettering laboratories during our collaboration were exclusively licensed to us, and the amount of research funding due Sloan-Kettering under the contract and Sloan-Kettering’s right to terminate it. Effective September 2003, we settled the dispute and litigation. Under the terms of the settlement, we and Sloan-Kettering agreed that rights to the disputed epothilone analogs are included in the exclusive license to us under the August 2000 research and license agreement, and that so long as we make the payments required under the settlement, Sloan-Kettering will not have the right to terminate that agreement (including our exclusive license to KOS-862) on the basis of any alleged breach prior to the settlement. We are obliged under the settlement to make contingent and non-contingent payments to Sloan-Kettering, and to undertake certain development activities with the previously disputed analogs.

Stanford University

Effective March 1996, we entered into an exclusive license agreement with the Board of Trustees of the Leland Stanford Junior University, or Stanford University, for certain technology and related patent rights, and materials for the recombinant production of novel polyketides. Under the terms of the agreement, we paid a license issue fee to Stanford University, and we pay annual maintenance fees, make milestone payments based on achievement of specified events with licensed products, pay royalties on net sales of products claimed in or originating from the licensed technology, and pay a share of some sublicensing fees. In March 2000, we amended the agreement to provide us an exclusive option to acquire an exclusive or non-exclusive license to future patents or patent applications that are related to certain technology developed by one of our founders, Chaitan S. Khosla, Ph.D., related to polyketides and their production, and chosen by Stanford University in its discretion. Effective September 2002, we received a consent from Stanford University to enter into a sublicense agreement with Roche and amended the research and license agreement to grant a sublicense to Roche and to harmonize it with the collaboration agreement with Roche.

National Institutes of Health/NCI

Effective October 2002, we entered into two CRADAs with the NIH. Under these agreements, we will collaborate with the NCI in the clinical development of 17-AAG and the development of geldanamycin derivatives. We have the option to obtain exclusive licenses under patents claiming inventions made in the collaborations under standard NIH licensing terms. Under the CRADAs, we must conduct various activities, including providing quantities of the drugs for the preclinical studies and clinical trials, and a specified number of personnel to the programs. The clinical trials of 17-AAG and other derivatives are or will be sponsored by the NCI in collaboration with us or by us solely. The term of the collaborative programs is currently scheduled for four years in total, but may be adjusted as the programs proceed.

Under a November 2002 license agreement with the NIH, we obtained exclusive commercial rights under pending patent applications relating to the geldanamycin derivatives being developed under the CRADAs. Initially, our license is limited to specified medical fields of use, including treatment of cancer, restenosis and neurodegenerative diseases relating to undesired cell growth. We may include additional fields of use to the license as we go along. We have paid the NIH an up-front fee and will owe annual minimum royalties, patent fees, royalties based on net sales of licensed products, milestone payments if clinical development milestones are reached, and a portion of our sublicensing revenues. Our license could terminate if we are not diligent or otherwise default in performing our material obligations under the agreement, and fail to cure the deficiency. The agreement contains standard NIH licensing terms. Unless the agreement is earlier terminated, our license will endure for the life of the licensed patents.

In connection with our collaboration and license agreements for the years ended December 31, 2003, 2002 and 2001, we have expensed approximately $2.5 million, $1.5 million and $721,000, respectively.

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

We face significant competition from large pharmaceutical companies that are pursuing the same or similar technologies, including polyketide manipulation, as the technologies used by us in our drug discovery and production efforts. For example, a number of companies have cloned polyketide synthase genes and claimed or described in patents or publications those genes or technology to modify them or express them in heterologous hosts using recombinant DNA technology. Such companies include, for example, Abbott Laboratories (erythromycin, niddamycin); Dow Agrosciences (spinosyn); Eli Lilly and Company (tylosin, spiramycin); Novartis (soraphen, epothilone); and Merck (avermectin, lovastatin). We also face competition from biotechnology companies and academic researchers that engage in research similar to our own. For example, Biotica Ltd. is a biotechnology company that has published patent applications, issued patents and entered into collaborations with pharmaceutical companies relating to efforts to modify polyketide synthase genes using recombinant DNA technology.

We expect to encounter significant competition for any of the pharmaceutical products we develop. Companies that complete clinical trials, obtain required regulatory approvals and commence commercial sales of their products before their competitors may achieve a significant competitive advantage. We are aware that many other companies or institutions are pursuing the development of drugs and technologies directly targeted at applications for which we are developing our drug compounds. Aventis Pharmaceuticals has received regulatory approval in Europe and major Latin American markets and has received an approvable letter from the FDA to market a ketolide antibiotic called Ketek®. Chugai Pharmaceuticals has a motilide compound in clinical trials. Competing epothilones in clinical development include those being developed by Bristol-Myers Squibb (reported to be in Phase III clinical trials) and Novartis AG (reported to be in Phase II clinical trials). Novartis has initiated clinical trials of discodermolide. Thus, it is likely that, even if we are successful in developing any of our product candidates, one or more of these compounds of our competitors will be approved and marketed as products before our own. This could place us and our collaborators at a significant disadvantage, especially if our compounds do not have superior properties or cost advantages, and could prevent us from realizing significant commercial benefit from such products.

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

To compete successfully, we must develop proprietary positions and patented drugs for therapeutic markets that have not been satisfactorily addressed by conventional research strategies and, in the process, expand our technical expertise. We must also successfully pursue our technologies and product candidates outside the scope of proprietary rights of others, or succeed in obtaining licenses under proprietary rights that we are unable to avoid. Our potential products, even if successfully tested and developed, may not be adopted by physicians over other products and may not offer economically feasible alternatives to other therapies.

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

The process required by the FDA before our products may be marketed in the United States generally involves the following:

•	preclinical laboratory and animal tests;

•	submission of an IND application, which must become effective before clinical trials may begin;

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug for its intended use; and

•	FDA approval of a new drug application, or NDA, or biologics license application, or BLA.

The testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for any of our potential products will be granted on a timely basis, if at all.

Prior to commencing clinical trials, which are typically conducted in three sequential phases, we must submit an IND application to the FDA. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the trial. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Our submission of an IND may not result in FDA authorization to commence a clinical trial. Further, an independent institutional review board at the medical center proposing to conduct a clinical trial must review and approve the plan for the clinical trial before it commences.

We may not successfully complete any of the three phases of testing of any of our potential products within any specific time period, if at all. Furthermore, the FDA, an institutional review board or the trial sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

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

Satisfaction of FDA requirements or similar requirements of state, local and foreign regulatory agencies typically takes several years, and the actual time required may vary substantially, based upon the type, complexity and novelty of the product or indication. Government regulation may delay or prevent marketing of potential products or for new indications for a considerable period of time and impose costly procedures upon our activities. Success in early-stage clinical trials does not assure success in later-stage clinical trials. Data obtained from clinical activities are not always conclusive and may be susceptible to varying interpretations that could delay, limit or prevent regulatory approval. Even if a product receives regulatory approval, the approval may be significantly limited to specific indications and dosages. Further, even after regulatory approval is obtained, later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. Delays in obtaining, or failures to obtain, additional regulatory approvals for any of our products would have a material adverse effect on our business.

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

Outside the United States, our ability to market a product is contingent upon receiving a marketing authorization from the appropriate regulatory authorities. The requirements governing the conduct of clinical trials, marketing authorization, pricing and reimbursement vary widely from country to country. At present, foreign marketing authorizations are applied for at a national level, although within the European Union, or EU, registration procedures are available to companies wishing to market a product in more than one EU member state. If the regulatory authority is satisfied that adequate evidence of safety, quality and efficacy has been presented, a marketing authorization will be granted. This foreign regulatory approval process involves all of the risks associated with FDA clearance and may be influenced by FDA actions with respect to the product.

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

We commenced operations in 1996 and are still in an early stage of development. We have not commercialized any products, and we have incurred significant losses to date. As of December 31, 2003, we had an accumulated deficit of approximately $79.1 million. To date, our revenues have been solely from collaborations and government grant awards. Our expenses have consisted principally of costs incurred in research and development and from general and administrative costs associated with our operations. We have incurred net losses since our inception, including net losses of approximately $9.7 million in 2003, $20.9 million in 2002 and $21.9 million in 2001. We expect our expenses to increase and to continue to incur operating losses for at least the next several years as we continue our research and development efforts for our drug candidates and research programs. The amount of time necessary to commercialize any of our drug candidates successfully is long and uncertain, and successful commercialization may not occur at all. As a result, we may never become profitable.

If our current collaborations are unsuccessful or if conflicts develop with these relationships or under our license agreements, our research and development efforts could be delayed, curtailed or terminated, our revenues could significantly decrease and our operations may be adversely affected.

We have a corporate research and commercialization collaboration with Hoffmann-La Roche, Inc. and F. Hoffmann-La Roche Ltd. in the field of epothilones. We also have collaborations with, or have licenses to technology and compounds from, several research groups, including The Sloan-Kettering Institute for Cancer Research in the field of epothilones, the National Cancer Institute in the field of geldanamycin analogs and Stanford University in the field of polyketide technology. The agreements permit our collaborators or licensors to terminate the agreement under certain circumstances. We may not be able to maintain or extend these collaborations or license agreements on acceptable terms, if at all. If we do not maintain, extend or replace our corporate collaboration with Roche, our research and development efforts could be delayed, our revenues would significantly decrease and our operations could be adversely affected. If we are unable to maintain our research collaborations or if our license agreements are terminated, our research and development efforts could be delayed, curtailed or terminated or we could lose our rights to use the licensed technology and compounds. Loss of these rights could also result in termination of, curtailment of or a delay of research and development efforts under our corporate collaborations, under some circumstances.

We do not control the amount and timing of resources that our collaborators devote to our programs or potential products, nor the scope, content and timing of the efforts that they conduct or permit under the collaborations. As a result, we do not know if our collaborators will dedicate sufficient resources or if the development or commercialization efforts by our corporate partners will be successful, or if the development or commercialization efforts that our collaborators make or authorize will be the same as those we would choose to devote ourselves if we solely controlled the development and commercialization of our programs and product candidates. In particular, in our collaboration with Roche, we do not control the amount and timing of resources that Roche devotes to the epothilone program beyond limited funding for certain Kosan activities in the amount specified under the contract, and we do not control the scope, content and timing of the preclinical studies, clinical trials and other development efforts that Roche conducts or permits under the program. In our collaboration with the

National Cancer Institute, we do not control the selection, conduct, timing and resources provided to clinical trials of geldanamycin analogs sponsored by the National Cancer Institute. We also do not know whether our current collaborative partners or future collaborative partners, if any, might pursue alternative technologies or develop alternative products either on their own or in collaboration with others, including our competitors, as a means for developing treatments for the diseases targeted by collaborative arrangements with us. In addition, if a business combination involving our existing collaboration with Roche were to occur, the effect could diminish, terminate or cause delays in the epothilone program corporate collaborations. Should our corporate partners fail to develop or commercialize a compound or product for which they have rights from us, we may not receive any future milestones and will not receive any royalties associated with such compound or product.

If our collaborators fail to conduct the collaborative activities successfully and in a timely manner or if they or our licensors were to breach or terminate their agreements with us, the development or commercialization of the affected product candidates, technology or research program could be delayed or terminated. Conflicts might also arise with collaborators or licensors concerning rights to particular compounds or technologies. If we are unable to resolve these conflicts in our favor, we could lose our rights to use those compounds or technologies.

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

Our products must satisfy rigorous standards of safety and efficacy before they can be approved by the U.S. Food and Drug Administration, or FDA, and international regulatory authorities for commercial use. We will need to conduct significant additional research, preclinical testing and clinical trials, before we or our collaborators can file applications with the FDA for product approval. Clinical trials are expensive and have a high risk of failure. In addition, to compete effectively, our products must be easy to use, cost-effective and economical to manufacture on a commercial scale. We may not achieve any of these objectives. Any of our products may not attain market acceptance. Typically, there is a high rate of attrition for products in preclinical testing and clinical trials. Also, third parties may develop superior products or have proprietary rights that preclude us or our collaborators from marketing our products. If research and testing is not successful or we fail to obtain regulatory approval, we will be unable to market and sell our future product candidates.

The progress and results of our animal and human testing are uncertain.

We must provide the FDA and foreign regulatory authorities with clinical data that demonstrates the safety and efficacy of our products before they can be approved for commercial sale. As a result, commercialization of our product candidates depends upon successful completion of clinical trials. Preclinical testing and clinical development are long, expensive and uncertain processes. It may take us several years to complete our testing, and failure can occur at any stage of testing. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and interim results of trials do not necessarily predict final results. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. Preclinical and clinical data can be interpreted in different ways, which could delay, limit or prevent further testing or regulatory approval.

We do not know whether planned clinical trials (including ongoing and anticipated clinical trials of KOS-862, 17-AAG, KOS-953, 17-DMAG and other product candidates) will begin on time or whether any of our clinical trials (including ongoing and anticipated clinical trials of KOS-862, 17-AAG, KOS-953, 17-DMAG and other product candidates) will be completed on schedule, or at all. Negative or inconclusive results or adverse medical events during a clinical trial could cause a clinical trial to be repeated or a program to be terminated. We have two product candidates in human clinical trials for the treatment of cancer. Anticancer drugs generally have a narrow therapeutic window between efficacy and toxicity. If unacceptable toxicity is observed in clinical trials, the trials may be terminated at an early stage. Drug-related deaths may occur in clinical trials with anticancer drugs, because drugs for the treatment of cancer are typically dangerous and cancer patients are critically ill.

Completion of clinical trials may take several years or more. The length of time generally varies substantially according to the type, complexity, novelty and intended use of the drug candidate. Our clinical trials (including ongoing and anticipated clinical trials of KOS-862, 17-AAG, KOS-953, 17-DMAG and other product candidates) may be suspended at any time, if we or the FDA believe the patients participating in our studies are exposed to unacceptable health risks. Our commencement and rate of completion of clinical trials may be delayed by many factors, including:

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

Our product development costs will increase if we have delays in testing or approvals or if we need to perform more or larger clinical trials than planned. If the delays are significant, our financial results and the commercial prospects for our products will be harmed, and our ability to become profitable will be delayed. If any current or future clinical trials (including ongoing and anticipated clinical trials of KOS-862, 17-AAG, KOS-953, 17-DMAG and other product candidates) are not successful, our business, financial condition and results of operations will be harmed.

If we are not able to obtain required regulatory approvals, we will not be able to commercialize our product candidates, and our ability to generate revenue will be materially impaired.

Our product candidates and the activities associated with their development and commercialization are subject to comprehensive regulation by the FDA, and other regulatory agencies in the United States and by comparable authorities in other countries. Failure to obtain regulatory approval for a product candidate will prevent us from commercializing the product candidate. We have not received regulatory approval to market any of our product candidates in any jurisdiction and have only limited experience in preparing and filing the applications necessary to gain regulatory approvals. The process of obtaining regulatory approvals is expensive, often takes many years, if approval is obtained at all, and can vary substantially based upon the type, complexity and novelty of the product candidates involved.

Changes in the regulatory approval policy during the development period, changes in or the enactment of additional regulations or statutes, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. Even if the FDA approves a product candidate, the approval may impose significant restrictions on the indicated uses, conditions for use, labeling, advertising, promotion, marketing and/or production of such product, and may impose ongoing requirements for post-approval studies, including additional research and development and clinical trials. The FDA also may impose various civil or criminal sanctions for failure to comply with regulatory requirements, including withdrawal of product approval.

Furthermore, the approval procedure and the time required to obtain approval varies among countries and can involve additional testing beyond that required by the FDA. Approval by one regulatory authority does not ensure approval by regulatory authorities in other jurisdictions.

The FDA has substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical, clinical or other studies. Any clinical trial may fail to produce results satisfactory to the FDA. Preclinical and clinical data can be interpreted in different ways, which could delay, limit or prevent regulatory approval. Furthermore, even if we file an application with the FDA for marketing approval of a product candidate, it may not result in marketing approval from the FDA.

We do not know whether our existing or any future clinical trials (including ongoing and anticipated clinical trials of KOS-862, 17-AAG, KOS-953, 17-DMAG and other product candidates) will demonstrate safety and efficacy sufficient to obtain the requisite regulatory approvals or will result in marketable products. Our failure to adequately demonstrate the safety and efficacy of our products under development will prevent receipt of FDA and foreign approvals and, ultimately, commercialization of our products.

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

If our manufacturing or formulation facilities encounter delays or disasters or become unavailable and our inventories are insufficient to meet our needs during the time required to overcome a problem or establish alternative arrangements, then clinical development of our product candidates may be delayed or suspended, submissions for their regulatory approval may be delayed and we may be unable to meet demand for any products that we may successfully develop and lose potential revenue.

We rely in some cases, and in the future may rely upon, single sources for key intermediates, active pharmaceutical ingredients and formulated drug product for our product candidates. Currently, we are the sole manufacturer of the active pharmaceutical ingredient for KOS-862, and we use a single outside contractor to formulate drug product for KOS-862. We (or, with respect to KOS-862, Roche) currently maintain limited inventories of the active pharmaceutical ingredient for KOS-862 at our facilities in Hayward, California and of formulated drug product for KOS-862 at a total of three locations (including our facility in Hayward). In our geldanamycin program, we currently use a single manufacturer to make the active pharmaceutical ingredient 17-AAG and formulate drug product for KOS-953 both at our own facility and through a contract manufacturer. We currently maintain a limited inventory of KOS-953 in two locations. The NCI is responsible for formulation of drug product for its clinical work with 17-AAG, and the NCI is not obligated to maintain an inventory of either the active pharmaceutical ingredient or formulated drug product for 17-AAG. If any of our manufacturing or inventory facilities or relationships encounter delays, are destroyed or otherwise become unavailable, then the clinical development of our product candidates (including KOS-862, 17-AAG, KOS-953 and 17-DMAG) or submissions for their regulatory approval could be delayed or precluded, and our ability to deliver on a timely basis any products that we may develop could be impaired or precluded. This potential delay would be particularly acute if problems arise with our sole sourcing and inventory relationships. Our facilities in Hayward, California are located within the San Francisco Bay area, an area that is subject periodically to earthquakes. Our access to any key intermediates, active pharmaceutical ingredient or formulated drug product for our product candidates sourced or inventoried solely through our facilities in Hayward may be subject to interruption in the event of an earthquake.

We currently rely upon in some cases, and in the future may rely upon, outside contractors to manufacture and supply to us key intermediates, active pharmaceutical ingredients and formulated drug product for our product candidates. Our future contract manufacturers may not be in the United States, and some of our current manufacturers are not in the United States. Our current dependence upon others for the manufacture of our product candidates and components thereof, and our anticipated dependence upon others for the manufacture of any products that we may develop, may adversely affect our ability to continue in a timely manner clinical development of our product candidates and may adversely affect any future profit margins and our ability to commercialize any products that we may develop on a timely and competitive basis. In addition, when we use contract manufacturers outside the United States, the certainty of our supply may be diminished due to importation and customs issues and a potentially limited ability to enforce our contractual rights against parties not located within the United States.

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

We apply for patents covering both our technologies and drug candidates, as we deem appropriate. However, we may fail to apply for patents on important technologies or products in a timely fashion or at all. Our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products and technologies. For example, our lead product in our geldanamycin analog program, 17-AAG, is not covered by a composition of matter patent, and thus others could develop 17-AAG based products. In addition, we generally do not control the patent prosecution of technology that we license from others. Accordingly, we are unable to exercise the same degree of control over this intellectual property as we would over our own.

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

The biotechnology industry is characterized by extensive litigation regarding patents and other intellectual property rights. We are aware of patents and published patent applications that, if valid, and if we are unsuccessful in circumventing or acquiring the rights to these patents, may block our ability to commercialize products based on the drug candidates that we are developing or pursue our PKS gene manipulation and production technologies. We cannot be sure that other parties have not filed for or been issued relevant patents that could affect our ability to obtain patents or to operate as we would like to. Others may sue us in the future to challenge our patent or other intellectual property rights or claim infringement or misappropriation of their patents or other intellectual property rights or a breach of license agreements, or we may be required to commence legal proceedings to resolve our patent or other intellectual property rights. In particular, we recently settled litigation between us and Sloan-Kettering regarding our August 2000 research and license agreement. Under the terms of the settlement, pending litigation has been dismissed, and we and Sloan-Kettering have agreed that rights to epothilone analogs that were in dispute are included in the exclusive license Sloan-Kettering granted to us in the research and license agreement, and that so long as we make the payments required under the settlement, Sloan-Kettering does not have the right to terminate that agreement (including our exclusive license from Sloan-Kettering for KOS-862) on the basis of any alleged breach prior to the settlement. An adverse determination in any other litigation or in administrative proceeding to which we may become a party could subject us to significant liabilities to others, result in our patents being deemed invalid, unenforceable or revoked, require us to license disputed rights from others or require us to cease using the disputed technology. In addition, our involvement in any of these proceedings may cause us to incur substantial costs and result in diversion of management and technical personnel.

We are aware of a significant number of patents and patent applications relating to aspects of our technologies and compounds filed by, and issued to, other parties. Others have filed patent applications or have been granted patents claiming inventions also claimed by us, and we may have to participate in an interference or other proceeding before a patent agency or court to determine priority of invention or which party was first to invent and, thus, the right to a patent for these inventions in the United States. For example, we believe one or more interferences may be declared between patents and applications we own or have exclusively licensed and patents and applications owned by Novartis relating to epothilone biosynthetic genes and Epothilone D; patent applications believed by us to be licensed to Bristol-Myers Squibb relating to epothilones; and patents and applications owned by Abbott Laboratories and Biotica relating to erythromycin polyketide synthase genes, methods for altering polyketide synthase genes and erythromycin analogs and derivatives. In addition, the European patent office has recently published a notice of its intent to grant a patent on an application that we believe to be licensed to Bristol-Myers Squibb and that if issued, valid and enforceable would cover Epothilone D. We intend to and are preparing to oppose the grant of this patent. A proceeding or a lawsuit in which we are alleged to have infringed an issued patent could result in substantial cost to us even if the outcome is favorable, and if the outcome is unfavorable, we could be required to license the other party’s rights, at terms that may be unfavorable to us, or cease using the technology. Even if successful on priority grounds, an interference may result in loss of claims based on patentability grounds raised in the interference. Although patent and intellectual property disputes in the biotechnology area are often settled through licensing or similar arrangements, costs associated with these arrangements may be substantial and could include ongoing royalties. Furthermore, we cannot be certain that a license would be available to us on satisfactory terms, if at all. Companies and others developing products that could compete with our product candidates, such as Bristol-Myers Squibb and Novartis in the area of potential epothilone products may be particularly unwilling to grant us a license at any price.

Other parties may obtain patents in the future and claim that the use of our technologies infringes these patents or that we are employing their proprietary technology without authorization. We could incur substantial costs and diversion of management and technical personnel in defending ourselves against any claims that the use of our technologies infringes any patents, defending ourselves against any claim that we are employing any proprietary technology without authorization or enforcing our patents against others. Furthermore, parties making claims against us may be able to obtain injunctive or other equitable relief that could effectively block our ability to develop, commercialize and sell products, and could result in the award of substantial damages against us. In the event of a successful claim of infringement against us, we may be required to:

•	pay substantial damages;

•	stop using certain products and methods;

•	develop non-infringing products and methods; and

•	obtain one or more licenses from other parties.

We may not be able to obtain licenses from other parties at a reasonable cost, or at all. If we are not able to obtain necessary licenses at a reasonable cost or at all, we could encounter substantial delays in product introductions while we attempt to develop alternative methods and products, which we may not be able to accomplish.

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

We face, and will continue to face, intense competition from organizations such as large biotechnology and pharmaceutical companies, as well as academic and research institutions and government agencies, that are pursuing competing technologies and products. These organizations may develop technologies or products that are superior alternatives to ours. For example, competing epothilones in clinical development include those being developed by Bristol-Myers Squibb (reported to be in Phase III clinical trials) and Novartis AG (reported to be in Phase II clinical trials). Further, our competitors in the polyketide gene-engineering field may be more effective at implementing their technologies to develop commercial products or may hold or develop patents or other proprietary rights that may prevent us from practicing our technologies and pursuing our programs. Some of these competitors have entered into collaborations with leading companies within our target markets to produce polyketides for commercial purposes.

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

Our officers, directors and their affiliates together controlled approximately 27% of our outstanding common stock as of December 31, 2003. As a result, these stockholders, if they act together, are able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may delay or prevent a change in control of us and might affect the market price of our common stock, even when a change may be in the best interests of all stockholders. In addition, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders, and accordingly, they could cause us to enter into transactions or agreements, which we would not otherwise consider.

Our stock price has been, and may continue to be, extremely volatile.

The trading price of our common stock has been, and is likely to continue to be, highly volatile. During 2003, our common stock traded between $4.42 and $10.30 on the Nasdaq National Market. The trading price of our common stock could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

•	announcements of technological developments in research by us or our competitors;

•	delay or failure in initiating, conducting, completing or analyzing clinical trials or unsatisfactory design or results of these trials by us or our competitors;

•	domestic and international regulatory developments;

•	achievement of regulatory approvals;

•	new products or services introduced or announced by us or our competitors;

•	changes in financial estimates by securities analysts;

•	announcements of departures of key personnel;

•	announcements of litigation or an unfavorable outcome in litigation;

•	sales of our common stock; and

•	economic and other external factors or other disasters or crises.

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

Our quarterly operating results have fluctuated in the past and are likely to do so in the future. These fluctuations could cause our stock price to fluctuate significantly or decline. Some of the factors that could cause our operating results to fluctuate include:

•	expiration or termination of research contracts with collaborators or government research grants, which may not be renewed or replaced;

•	the success rate of our efforts leading to milestones and royalties;

•	the timing and willingness of collaborators to develop and commercialize our products;

•	general and industry specific economic conditions, which may affect our collaborators’ research and development expenditures; and

•	costs and expenses related to any litigation or administrative proceedings in which we may be involved.

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

We believe that our existing cash and investment securities and anticipated cash flow from our existing collaboration will be sufficient to support our current operating plan into 2006. We have based this estimate on assumptions that may prove to be wrong. Our future capital requirements depend on many factors that affect our research, development, collaboration and sales and marketing activities. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Employees

As of February 29, 2004, we had 134 full-time employees, 52 of whom hold Ph.D. degrees and 108 of whom were engaged in research and development activities. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppage. We believe that our relations with our employees are good.

Directors and Executive and Other Officers of the Registrant

Our directors and executive and other officers, and their ages as of March 15, 2004, are as follows:

Name	Age	Title
Daniel V. Santi, M.D., Ph.D.	62	Chairman and Chief Executive Officer
Michael S. Ostrach	52	President and Chief Operating Officer
Robert G. Johnson, Jr., M.D., Ph.D.	52	Senior Vice President, Medical Affairs and Corporate Development and Chief Medical Officer
Susan M. Kanaya	41	Senior Vice President, Finance, Chief Financial Officer and Secretary
Dorian L. Rinella	55	Vice President, Human Resources and Facilities
Bruce A. Chabner, M.D.	63	Director
Peter Davis, Ph.D.	59	Director
Jean Deleage, Ph.D.	63	Director
Charles J. Homcy, M.D.	55	Director
Chaitan S. Khosla, Ph.D.	39	Director
Christopher T. Walsh, Ph.D.	60	Director

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

Dorian L. Rinella has served as our Vice President, Human Resources and Facilities since February 2004. From 1991 to 2003, Ms. Rinella was employed by SUGEN, Inc., a Pharmacia Company that merged with Pfizer Inc, serving in several management positions, most recently as Senior Vice President of Operations. Before joining SUGEN, Ms. Rinella held positions at Doric Development, a real estate development firm, and Bio-Rad Laboratories, a manufacturer and distributor of life science research and clinical products.

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

Peter Davis, Ph.D., has served as a director since April 1998. Since 2002, Dr. Davis has worked as an independent consultant to a number of companies. Dr. Davis served as president of DNA Plant Technologies Corp., an agriculture biotechnology company, from 2001 to 2002. Dr. Davis was a member of the Executive Committee of Pulsar International, S.A., a management company and an affiliate of A.G. Biotech Capital, from 1993 to 2001. From 1975 to 1993, Dr. Davis was a faculty and staff member of the Wharton School of the University of Pennsylvania. His primary appointments included Director of the Applied Research Center and Director of Executive Education. He is a member of the board of directors of several private companies. Dr. Davis received a B.A. in physics from Cambridge University, a Masters Degree in operations research from the London School of Economics and a Ph.D. in operations research from the Wharton School.

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

Charles J. Homcy, M.D., has served as a director since April 2003. Since November 2003, Dr. Homcy has served as Chief Executive Officer of Portola Pharmaceuticals, Inc., a biopharmaceutical company. From January 2003 to November 2003, Dr. Homcy served as Senior Research and Development Advisor of Millennium Pharmaceuticals. From February 2002 to December 2002, Dr. Homcy served as the President of Research and Development at Millennium Pharmaceuticals. From 1995 to February 2002, he served as Executive Vice President, Research and Development of COR Therapeutics, Inc., where he served as a member of the board of directors from 1998 to February 2002. From 1994 to March 1995, Dr. Homcy was President of the Medical Research Division of American Cyanamid Company-Lederle Laboratories (now a division of Wyeth-Ayerst Laboratories). From 1990 to 1994, Dr. Homcy was Executive Director of the Cardiovascular and Central Nervous System Research Section at Lederle Laboratories. Dr. Homcy currently serves on the boards of directors of Millennium Pharmaceuticals and Cytokinetics, a biopharmaceutical company. Dr. Homcy received an A.B. in Biology and a M.D. from Johns Hopkins University.

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

Christopher T. Walsh, Ph.D., has served as a director since April 1996. Dr. Walsh has been the Hamilton Kuhn Professor of Biological Chemistry and Molecular Pharmacology at Harvard Medical School since 1991 and formerly was President of the Dana-Farber Cancer Institute and Chairman of the Department of Biological Chemistry and Molecular Pharmacology at Harvard Medical School. He has performed extensive research in enzyme stereochemistry, reaction mechanisms and the mechanisms of action of anti-infective and immunosuppressive agents. He is co-chairman of our Scientific Advisory Board. Dr. Walsh is also a member of the board of directors of Vicuron Inc. and several private companies. Dr. Walsh received an A.B. in biology from Harvard University and a Ph.D. in life sciences from The Rockefeller University, New York.

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

Available Information

We maintain a website at www.kosan.com; however, information found on our website is not incorporated by reference into this report. We make available free of charge on or through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

In 2002, we adopted a code of ethics that applies to our employees, officers and directors and in February 2004 we amended and restated the code. We have posted the text of our code of ethics on our website at www.kosan.com in connection with “Investor Relations” materials. In addition, we intend to promptly disclose (1) the nature of any amendment to our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (2) the nature of any waiver, including an implicit waiver, from a provision of our code of ethics that is granted to one of these specified officers, the name of such person who is granted the waiver and the date of the waiver on our website in the future.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Market for Registrant’s Common Equity

Our common stock has traded on the Nasdaq National Market since our initial public offering on October 5, 2000 under the symbol “KOSN”. Prior to such time, there was no public market for our common stock. The following table shows the high and low sales prices per share of our common stock as reported on the Nasdaq National Market for the periods indicated:

	High	Low
2003
Fourth Quarter	$10.30	$8.15
Third Quarter	$8.81	$5.90
Second Quarter	$7.57	$4.44
First Quarter	$6.25	$4.42

2002
Fourth Quarter	$6.72	$5.75
Third Quarter	$8.01	$5.71
Second Quarter	$9.25	$7.03
First Quarter	$9.02	$6.73

As of February 29, 2004, there were approximately 146 record holders of our common stock. We have never declared or paid dividends on our capital stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Information concerning securities authorized for issuance under equity compensation plans is contained in our definitive Proxy Statement with respect to our 2004 Annual Meeting of Stockholders, to be filed with the SEC before April 30, 2004, under the caption “Equity Compensation Plan Information,” and is incorporated herein by reference.

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

We paid a total of approximately $5.6 million in underwriting discounts and commissions, and other costs and expenses, other than underwriting discounts and commissions, were approximately $1.5 million. After deducting the underwriting discounts and commissions and the offering costs and expenses, we received net proceeds from our initial public offering of common stock of approximately $73.4 million.

We intend to use the net proceeds from our initial public offering of common stock for advancing our drug candidates through preclinical and later stage development, discovering or acquiring new drug candidates, expanding our technology platform, capital expenditures, working capital, general corporate purposes and possible future acquisitions. Of the net proceeds, through December 31, 2003, approximately $45.3 million had been used for general corporate purposes and approximately $6.2 million had been used to purchase property and equipment, net of proceeds from equipment financing arrangements and principal payments under those arrangements. Pending such uses, the balance has been invested in U.S. Treasury and government agency obligations, investment-grade asset-backed securities and corporate obligations.

Item 6. Selected Financial Data

The statement of operations data for each of the years ended December 31, 2003, 2002 and 2001, and the balance sheet data as of December 31, 2003 and 2002, have been derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K that have been audited by Ernst & Young LLP, independent auditors. We have derived the statement of operations data for the years ended December 31, 2000 and 1999, and the balance sheet data as of December 31, 2001, 2000 and 1999 from our audited financial statements that we do not include in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of results to be expected for any future period. The data presented below have been derived from financial statements that have been prepared in accordance with accounting principles generally accepted in the United States and should be read with our financial statements, including the notes, and with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
Statement of Operations Data:
Contract revenue	$28,482	$7,269	$3,522	$3,784	$5,206
Grant revenue	2,907	2,334	1,654	446	140

Total revenues	31,389	9,603	5,176	4,230	5,346
Operating expenses:
Research and development (1)	36,789	28,378	25,533	17,579	8,587
General and administrative (1)	5,137	4,932	5,202	4,171	1,813

Total operating expenses	41,926	33,310	30,735	21,750	10,400

Loss from operations	(10,537)	(23,707)	(25,559)	(17,520)	(5,054)
Interest and other income, net	869	2,843	3,686	2,444	653

Net loss	(9,668)	(20,864)	(21,873)	(15,076)	(4,401)
Deemed dividend upon issuance of Series C convertible preferred stock	—	—	—	(11,267)	—

Net loss attributable to common stockholders	$(9,668)	$(20,864)	$(21,873)	$(26,343)	$(4,401)

Basic and diluted net loss per common share	$(0.38)	$(0.84)	$(0.91)	$(2.81)	$(0.98)

Shares used in computing basic and diluted net loss per common share	25,567	24,906	24,164	9,387	4,509

Pro forma basic and diluted net loss per common share (unaudited)				$(1.44)	$(0.31)

Shares used in computing pro forma basic and diluted net loss per common share (unaudited)				18,259	4,318

(1)	Includes non-cash charges for stock-based compensation as follows:

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
Research and development	$695	$2,782	$5,452	$6,507	$964
General and administrative	232	656	1,273	1,703	181

	$927	$3,438	$6,725	$8,210	$1,145

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$81,459	$53,451	$77,441	$85,738	$2,022
Working capital	75,773	48,748	72,405	82,043	750
Long-term investments	23,840	27,087	12,902	17,003	8,442
Total assets	123,189	91,590	95,812	107,571	14,157

Deferred revenue, current portion	5,625	2,500	999	619	409
Deferred revenue, less current portion	15,234	9,271	—	—	—
Capital lease obligations and equipment loans, less current portion	2,701	1,796	1,568	1,975	1,591
Accumulated deficit	(79,074)	(69,406)	(48,542)	(26,669)	(11,593)
Stockholders’ equity	89,452	70,840	88,591	101,365	10,471

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read with “Selected Financial Data” and our financial statements and notes included elsewhere in this Annual Report on Form 10-K. The discussion in this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Annual Report on Form 10-K should be read as applying to all related forward-looking statements wherever they appear in this Annual Report on Form 10-K. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to these differences include those discussed in “Item 1. Business – Risk Factors That May Affect Results of Operations and Financial Condition” and elsewhere in this Annual Report on Form 10-K.

We have proprietary technologies for the manipulation and production of polyketides, a rich source of pharmaceutical products. We use our platform technologies to develop product candidates that target large pharmaceutical markets. In collaboration with Hoffmann-La Roche, Inc. and F. Hoffmann-La Roche Ltd., collectively Roche, we are testing KOS-862 (Epothilone D), a potential anticancer agent, in Phase II and Phase Ib clinical trials. We are developing geldanamycin derivatives as anticancer agents and are collaborating with the National Cancer Institute, or NCI, to test one of them, 17-AAG, which is in Phase I and Phase Ib clinical trials being conducted by us and the NCI. We also have additional product candidates in the areas of cancer, infectious diseases and gastrointestinal motility that are undergoing preclinical evaluation and several early stage product and research technology development programs.

We have incurred significant losses since our inception. As of December 31, 2003, our accumulated deficit was $79.1 million. We expect to incur additional operating losses over the next several years as we continue to develop our technologies and fund internal product research and development.

Critical Accounting Policies and Management Estimates

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

Revenue Recognition

We recognize license and other up-front fees over the estimated research and development term of the agreement. If the agreement does not have a specified research and development term, we must apply judgment in determining the appropriate level of recognition. As of December 31, 2003, we had $20.9 million in deferred revenue, representing the unamortized balance of the $25.0 million initial fee received in connection with our collaboration with Roche. This initial fee is being amortized through the second half of 2007, the estimated clinical development period, which remains unchanged from the time the original estimate was determined in the fourth quarter of 2002. Any changes in our estimate will result in either an acceleration or further deferral of the related revenue recognition.

Clinical Trial Accruals

Over the next year, the clinical trials of our epothilone and geldanamycin analog programs will significantly increase our research and development expenditures. Research and development expenditures are expensed as incurred. Our expenses related to clinical trials are based on estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and clinical research organizations that conduct and manage clinical trials on our behalf. The financial terms of these agreements are established prior to the initiation of the related clinical trial, thus establishing the basis of our estimates. However, these terms may be subject to amendment due to changes in the scope and length of the related clinical trial. Expenses related to clinical trials generally are accrued based on the level of patient enrollment and activity according to the protocol. We monitor patient enrollment levels and related activity and adjust our estimates accordingly.

Stock-Based Compensation

Stock-based compensation expense for options granted to non-employees has been determined as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. We recognized other stock-based compensation for non-employees of approximately $619,000 in 2003, $1.4 million in 2002 and $681,000 in 2001. In addition, assuming no changes, we expect to recognize other stock-based compensation in connection with stock options granted to non-employees of approximately $834,000 in 2004, $362,000 in 2005, $240,000 in 2006, $116,000 in 2007 and $80,000 in 2008. The measurement of stock-based compensation to non-employees is subject to periodic adjustment as the underlying securities vest. As such, changes to these future period measurements could be substantial should we experience significant changes in our stock price. For example, a 50% increase in our stock price would translate into a 60% increase in the related estimated expenses above. See Notes 1 and 10 of our financial statements.

Results of Operations

Years Ended December 31, 2003 and 2002

Revenue. Our revenues increased to approximately $31.4 million in 2003 from approximately $9.6 million in 2002. This increase was primarily due to approximately $26.9 million in contract revenue recognized under our development and commercialization agreement with Roche, of which $3.4 million represented the ratable portion of a $25.0 million initial fee that is being recognized through the second half of 2007, the estimated clinical development period, and $6.0 million in non-recurring milestones. The remaining amount consisted of reimbursement of research and development expenses, including clinical trials conducted by us and clinical trial materials purchased by Roche from us. Total contract revenues under our collaboration agreement with Johnson & Johnson Pharmaceutical Research and Development, LLC, or J&JPRD, were approximately $1.2 million in 2003, compared to approximately $2.9 million in 2002. Included in 2003 revenues was approximately $250,000 related to a non-recurring milestone payment received in connection with this collaboration. This collaboration expired in December 2003 and no additional revenues will be generated under this agreement. Further, if we do not maintain or extend our agreement with Roche, our revenues will significantly decrease unless we enter into additional collaborations that provide substantial revenues.

In addition, we recognized approximately $2.9 million in grant revenue in 2003, compared to approximately $2.3 million in 2002. This increase was primarily due to additional government grants awarded during the year.

Research and Development Expenses. Our research and development expenses increased to approximately $36.8 million in 2003 from approximately $28.4 million in 2002. The approximately $8.4 million increase in 2003 as compared to 2002 was due in large part to an approximately $4.1 million increase in outside services related to the advancement of KOS-862 into Phase II clinical trials, the related production of clinical material, and preclinical development of our epothilone and geldanamycin analogs. Approximately $2.7 million of this increase was associated with higher licensing-related expenses and the settlement of the litigation with Sloan-Kettering representing the reimbursement of research expenses related to the epothilone analog program. Also contributing to the year-to-year increase was an approximately $2.2 million increase in research and development salaries and other personnel-related expenses due to internal growth, and an approximately $1.5 million increase in allocated facilities and expansion costs. These increases were partly offset by an approximately $2.1 million decrease in stock-based compensation.

Research and development expenses consisted primarily of salaries and other personnel-related expenses, clinical trial-related services performed by clinical research organizations and research institutions and other outside service providers, licensing-related expenses, lab consumables and facility-related expenses. We allocate salary-driven and space-use-driven overhead expenses to research and development and to general and administrative expenses based on salaries and space-use by each respective area. Our research and development employees increased to 110 in 2003 from 90 in 2002. We expect our research and development expenses will increase substantially as KOS-862 and 17-AAG advance further into the clinic, and as we advance our research programs into later stages of development.

The table below summarizes the development status of our most advanced product candidates:

Product Candidate	Status	Commencement of Current Phase
KOS-862	Phase II clinical trials	Commenced in fourth quarter of 2003

KOS-862	Phase Ib combination clinical trials	Commenced in first quarter of 2004

17-AAG	Phase Ib combination clinical trials	Commenced in fourth quarter of 2003

KOS-953 (new formulation of 17-AAG)	Phase I/II clinical trials	Anticipated to commence in the second quarter of 2004

17-DMAG	Phase I clinical trials	Anticipated to commence in the second quarter of 2004

Phase I clinical trials generally are expected to last between 12 and 18 months, Phase II clinical trials are expected to last between 18 and 24 months and Phase III clinical trials are expected to last between 24 and 42 months. The length of clinical development depends on the specific disease and patient population. For drug candidates that are in preclinical development, the timing of an Investigational New Drug, or IND, filing varies significantly and is difficult to predict and therefore not reflected in the table above.

Roche is responsible for the costs of the epothilone clinical trails (currently, trials of KOS-862) conducted under our collaboration. We are responsible at our cost to supply 17-AAG for clinical trials sponsored by NCI under the CRADAs, and NCI is responsible for the remainder of the costs of these trials through Phase II. In addition, we may sponsor other clinical trials of geldanamycin analogs at our sole expense.

General and Administrative Expenses. General and administrative expenses increased to approximately $5.1 million in 2003 from approximately $4.9 million in 2002. The increase in 2003 compared to 2002 was due to an approximately $321,000 increase in employee-related expenses to support our expanding research and development activities, an approximately $169,000 increase in professional and outside services for corporate governance and Sarbanes-Oxley related expenses and an approximately $138,000 increase in facility-related allocations in connection with the expansion of our facilities. These increases were partially offset by approximately $424,000 in lower stock-based compensation that resulted from the reversal of deferred compensation expenses in connection with employee terminations. The number of our general and administrative employees remained unchanged at 22 at December 31, 2003 as compared to December 31, 2002. We expect our general and administrative expenses will increase in the future to support the continued growth of our research and development efforts.

Interest Income. Interest income decreased to approximately $1.2 million in 2003 from approximately $2.2 million in 2002. This decrease was attributable to lower investment yields associated with a continued depressed interest rate environment and lower average investment balances during the year.

Interest Expense. Interest expense decreased to approximately $337,000 in 2003 from approximately $356,000 in 2002. This decrease resulted from the scheduled repayment of existing debt at higher average interest rates, partially offset by additional equipment debt financing at lower average interest rates in 2003. We expect our interest expense will increase in the future resulting from additional property and equipment-related debt financings.

Years Ended December 31, 2002 and 2001

Revenue. Our revenues increased to approximately $9.6 million in 2002 from approximately $5.2 million in 2001. This increase was primarily due to approximately $3.4 million in contract revenue recognized under our development and commercialization agreement with Roche, of which $730,000 represented the ratable portion of the first of two $12.5 million installments of an initial fee that is being recognized through the second half of 2007, the estimated clinical development period. In addition, we recognized approximately $2.3 million in grant revenue in 2002, compared to approximately $1.7 million in 2001. Total contract revenues under our collaboration agreement with J&JPRD were approximately $2.9 million in 2002, compared to approximately $3.2 million in 2001. Included in 2001 revenues was a non-recurring $250,000 milestone payment received in connection with this collaboration.

Research and Development Expenses. Research and development expenses increased to approximately $28.4 million in 2002 from approximately $25.5 million in 2001. This increase, partially offset by the decrease in stock-based compensation in 2002, was due in large part to our expanded research and development efforts, including three Phase I clinical trials of KOS-862, related licensing expenses and additional staffing in support of our continued investment in internally funded programs and technologies. Our research and development employees increased to 90 in 2002 from 76 in 2001.

General and Administrative Expenses. General and administrative expenses decreased to approximately $4.9 million in 2002 from approximately $5.2 million in 2001. The decrease was due to lower stock-based compensation expense in 2002, compared to 2001, partially offset by higher employee-related expenses to support our expanding research and development activities. Our general and administrative employees increased to 22 in 2002 from 20 in 2001.

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

Gain/(Loss) on the Recovery or Write-Down of Investment. At June 30, 2001, we determined that an other-than-temporary decline in the fair value of our investment in short-term commercial paper of Southern California Edison, a utility company, had occurred. Accordingly, we recorded approximately $990,000 loss on the related write-down in the carrying value of the investment. In March 2002, the security was fully repaid. Thus, we recorded a realized gain on the investment of approximately $990,000 for the year ended December 31, 2002.

Provision for Income Taxes

We incurred net operating losses in the years ended December 31, 2003, 2002 and 2001 and consequently did not pay federal, state or foreign income taxes. As of December 31, 2003, we had federal net operating loss carryforwards of approximately $36.0 million. We also had federal research and development tax credit carryforwards of approximately $3.2 million. If not utilized, the net operating losses and credit carryforwards will expire at various dates beginning in 2010 through 2023. Use of the net operating losses and credits may be subject to a substantial annual limitation due to the change in ownership provisions of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. See Note 11 of our financial statements.

Liquidity and Capital Resources

Since inception we have financed our operations primarily through sales of our convertible preferred stock and common stock, contract payments received under our corporate collaboration agreements and government grant awards, interest income and equipment financing arrangements. As of December 31, 2003, we had received approximately $148.2 million from the sales of convertible preferred and common stock, approximately $69.3 million from contract payments received under our corporate collaboration agreements and government grant awards, approximately $12.7 million from interest income and approximately $10.4 million from equipment financing arrangements. As of December 31, 2003, we had approximately $105.3 million in cash and investments, compared to approximately $80.5 million as of December 31, 2002. Our funds are currently invested in U.S. Treasury and government agency obligations and corporate obligations.

Cash provided by operating activities was approximately $1.9 million in 2003, compared to cash used of approximately $6.9 million in 2002. Our net loss of approximately $9.3 million in 2003 was offset by the receipt of the second of two $12.5 million installments of an initial fee from Roche and non-cash expenses of approximately $4.6 million related to stock-based compensation, depreciation and amortization of property and equipment and investment premiums and discounts, partially offset by an approximately $5.1 million increase in accounts receivable primarily due to contract revenue and a milestone related to our Roche collaboration. We do not anticipate to generate cash from operating activities for the next several years. Our net loss of approximately $20.9 million in 2002 was partially offset by the receipt of the first of two $12.5 million installments of an initial fee from Roche and non-cash expenses of approximately $5.8 million related to stock-based compensation and depreciation and amortization of investment premiums and discounts.

Our investing activities, excluding changes in our investments, for the year ended December 31, 2003, used cash of approximately $4.3 million, compared to approximately $3.6 million in 2002, reflecting approximately $1.9 million related to the renovation of our facilities and approximately $2.4 million related to the purchase of additional laboratory and office equipment. Investing activities in 2002, excluding changes in our investments, reflected approximately $1.4 million related to the renovation and expansion of our facilities and approximately $2.2 million related to the purchase of additional laboratory and office equipment. We expect to continue our purchases of equipment and leasehold improvements in 2004 related to the enhancement and expansion of our leased facilities.

Cash provided by financing activities was approximately $28.7 million for the year ended December 31, 2003, compared to approximately $1.3 million in 2002. Financing activities in 2003 included approximately $26.0 million net proceeds from the sale of our common stock in a registered direct offering in December 2003, $3.1 million of equipment financing, net of scheduled payments on new and existing debt, and $776,000 related to proceeds from the repayment of notes receivable from stockholders. Financing activities in 2002 included approximately $2.2 million of equipment financing, which was offset by scheduled payments on new and existing debt. Financing activities in 2001 included approximately $1.1 million of equipment financing, which was offset by scheduled payments on new and existing debt.

In April 2003, we entered into a $3.5 million equipment line of credit agreement for facility improvements and capital purchases. As of December 31, 2003, we had utilized approximately $2.4 million of the line of credit leaving approximately $1.1 million available for future draws.

We believe that our existing cash, investments, and anticipated cash flow from our existing collaboration will be sufficient to support our current operating plan into 2006. Our future capital uses and requirements depend on numerous forward-looking factors. These factors include, but are not limited to the following:

•	our ability to establish, and the scope of and revenues received under, any new collaborations;

•	the progress and number of research programs carried out by us;

•	the progress and success of preclinical testing and clinical trials of our drug candidates;

•	our ability to maintain our existing collaboration with Roche;

•	the costs and timing of obtaining, enforcing and defending our patent and intellectual rights;

•	the costs and timing of our facilities expansion;

•	the costs and timing of regulatory approvals; and

•	expenses associated with any possible future litigation.

In addition, we review from time to time potential opportunities to expand our technologies or add to our portfolio of drug candidates. In the future, we may need further capital in order to acquire or invest in technologies, products or businesses.

We expect that additional financing will be required in the future to fund operations. We expect to finance future cash needs through the sale of equity securities, strategic collaborations, government grant awards and debt financing. In September 2003, we filed a registration statement on Form S-3 to offer to sell common stock in one or more offerings up to a dollar amount of $75.0 million. In December 2003, we completed a registered direct offering of 3,115,000 shares of common stock at a price of $9.00 per share. We received approximately $26.0 million in net proceeds after placement agent fees and other offering costs. As of December 31, 2003, approximately $47.0 million remained available on the Form S-3. We have no current commitments to offer and sell any securities that may be offered or sold pursuant to such registration statement. Additional financing or collaboration and licensing arrangements may not be available when needed or, if available, may not be on terms favorable to us or our stockholders. Insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs, to lose rights under existing licenses or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose or may adversely affect our ability to operate as a going concern. If additional funds are obtained by issuing equity securities, substantial dilution to existing stockholders may result. In addition, see “Item 1. Business – Risk Factors That May Affect Results of Operations and Financial Condition.”

Our obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments are as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)
Equipment financing obligations	$5,034	$2,129	$2,589	$316	$—
Operating leases	12,455	1,588	3,233	2,841	4,793

Total contractual cash obligations	$17,489	$3,717	$5,822	$3,157	$4,793

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investments to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and investment-grade corporate obligations. Although changes in interest rates may affect the fair value of our portfolio and cause unrealized gains and losses, such gains and losses would not be realized unless the investments were sold prior to maturity. Through our money managers, we maintain risk management control systems to monitor interest rate risk. The risk management control systems use analytical techniques, including sensitivity analysis. If market interest rates were to increase by 100 basis points, or 1%, at December 31, 2003 rates, the fair value of our portfolio would decline by approximately $566,000 on that date.

At June 30, 2001, we determined that an other-than-temporary decline in fair value of our investment in short-term commercial paper of Southern California Edison, a utility company, had occurred. Accordingly, we recorded a $990,000 loss on the related write-down in the carrying value of the investment. In March 2002, the security was fully repaid. Thus, we recorded a realized gain of $990,000 for the year ended December 31, 2002.

The table below presents the principal amounts of our investments and equipment loans by expected maturity and related weighted average interest rates at December 31, 2003:

	2004	2005	2006	2007	2008	Total	Fair Value
	(in thousands, except interest rate information)
Debt securities:
U.S. agency notes	$26,491	$13,100	$—	$—	$—	$39,592	$39,595
Corporate bonds	23,467	10,729	—	—	—	34,197	34,213
Average interest rate	1.55%	1.65%	—	—	—	1.58%	—

Equipment financing	1,854	1,455	938	308	—	4,555	4,555
Average interest rate	8.05%	7.46%	7.17%	6.96%	—	7.60%	—

Item 8. Financial Statements and Supplementary Data

The report of Independent Auditors, Financial Statements and Notes to Financial Statements begin on page F-1 and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Based on their evaluation, our chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were sufficiently effective as of December 31, 2003 to ensure that information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rule and Form 10-K.

Changes in Internal Controls over Financial Reporting. There were no changes in our internal controls over financial reporting during the twelve months ended December 31, 2003 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls. The Company’s management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our chief executive officer and chief financial officer have concluded, based on their evaluation, that our disclosure controls and procedures were sufficiently effective as of December 31, 2003 to provide reasonable assurance that the objectives of our disclosure control system were met.

Part III

Item 10. Directors and Executive Officers of the Registrant

Information concerning our directors will be contained in our definitive Proxy Statement with respect to our 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than April 30, 2004 (the “Proxy Statement”), under the caption “Proposal 1 - Election of Directors” and is incorporated herein by reference. See also “Item 1. Business – Directors and Executive and Other Officers of the Registrant.” Information concerning the composition of our audit committee, our audit committee financial experts and procedures for the nomination of directors are incorporated herein by reference to our Proxy Statement. Information concerning compliance with Section 16(a) of the Exchange Act will be contained in our Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference. Information concerning our Code of Ethics is contained in this Annual Report on Form 10-K under “Item 1. Business – Available Information.”

Item 11. Executive Compensation

Information concerning executive compensation will be contained in our Proxy Statement under the caption “Executive Compensation” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning the security ownership of certain beneficial owners and management will be contained in our Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference. Information concerning securities authorized for issuance under equity compensation plans will be contained in our Proxy Statement under the caption “Equity Compensation Plan Information,” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Information concerning certain relationships will be contained in our Proxy Statement under the caption “Certain Relationships and Related Transactions” and will be incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Audit Fees. Information concerning audit fees will be contained in our Proxy Statement under the caption “Audit Fees” and is incorporated herein by reference.

Audit-Related Fees. Information concerning audit-related fees will be contained in our Proxy Statement under the caption “Audit-Related Fees” and is incorporated herein by reference.

Tax Fees. Information concerning tax fees will be contained in our Proxy Statement under the caption “Tax Fees” and is incorporated herein by reference.

All Other Fees. Information concerning other fees paid to our auditors will be contained in our Proxy Statement under the caption “All Other Fees” and is incorporated herein by reference.

Pre-Approval Policies and Procedures. Information concerning pre-approval policies and procedures will be contained in our Proxy Statement under the caption “Pre-Approval Policies and Procedures” and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed or incorporated by reference as part of this Annual Report:

(1)	Financial Statements:

Report of Ernst & Young LLP, Independent Auditors

Balance Sheets - December 31, 2003 and 2002

Statements of Operations - Years Ended December 31, 2003, 2002, and 2001

Statement of Changes in Stockholders’ Equity - Years Ended December 31, 2003, 2002 and 2001

Statements of Cash Flows - Years Ended December 31, 2003, 2002 and 2001

Notes to Financial Statements

(2)	Financial Statement Schedules:

None

(3)	Exhibits:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Registrant. (1)

3.2	Bylaws of Registrant. (8)

4.1	Form of Registrant’s Common Stock Certificate. (2)

4.2	Third Amended and Restated Registration Rights Agreement, dated March 30, 2000, between Registrant and certain stockholders. (2)

4.3	Registrant’s Certificate of Designation of Series A Junior Preferred Stock. (4)

10.1	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers. (2)

10.2	1996 Stock Option Plan, as amended. (2)*

10.3	2000 Employee Stock Purchase Plan and related agreements. (2)*

10.4	2000 Non-Employee Director Stock Option Plan and related agreements, as amended. (6)*

10.5	Amended and Restated Consulting Agreement between Registrant and Chaitan Khosla, Ph.D., dated December 7, 1998. (2)*

10.6	Consulting Agreement between Registrant and Christopher Walsh, Ph.D., dated December 14, 1995. (2)*

10.7‡	Research and License Agreement between Registrant and The Sloan-Kettering Institute for Cancer Research, dated August 25, 2000. (2)

Exhibit No.	Description
10.8‡	License Agreement between Registrant and The Board of Trustees of The Leland Stanford Junior University, dated March 11, 1996. (2)

10.9‡	Amendment No.1 to License Agreement with the Board of Trustees of The Leland Stanford Junior University, dated March 1996; Letter to Mona Wan to confirm the agreement between Registrant and the Board of Trustees of The Leland Stanford Junior University, dated September 21, 1998; and Amendment No.3 to License Agreement, dated March 10, 2000. (2)

10.10‡	License Agreement between Registrant and President and Fellows of Harvard College, dated December 2, 1998. (2)

10.11‡	Research and License Agreement between Registrant and Ortho-McNeil Pharmaceutical Corporation and The R.W. Johnson Pharmaceutical Research Institute, dated September 28, 1998. (9)

10.12‡	Amendment No.1 to the Research and License Agreement between Registrant and Ortho-McNeil Pharmaceutical Corporation and The R.W. Johnson Pharmaceutical Research Institute, dated March 17, 2000. (2)

10.13	Sublease Agreement between Registrant and Lynx Therapeutics, Inc., dated January 6, 1999. (2)

10.14	Consent to Sublease Agreement between Spieker Properties L.P. and Lynx Therapeutics, Inc., dated September 17, 1999. (2)

10.16	Master Loan and Security Agreement between Registrant and Finova Technology Finance, Inc., dated August 25, 1998. (2)

10.17	Commitment Letter between Registrant and Finova Technology Finance, Inc., dated August 24, 1998. (2)

10.18	Commitment Letter between Registrant and Finova Capital Corporation, dated January 6, 2000. (2)

10.24	Employment Agreement between Registrant and Daniel V. Santi, M.D., Ph.D., dated November 1, 1998. (2)*

10.26	Employment Agreement between Registrant and Susan M. Kanaya, dated October 11, 1999. (2)*

10.28	Form of Series C Stock Purchase Agreement between the Registrant and certain investors, dated March 30, 2000. (2)

10.33†¶	Amendment No.2 to the Research and License Agreement between Registrant and The R.W. Johnson Pharmaceutical Research Institute and Ortho-McNeil Pharmaceutical, Inc., dated August 31, 2000. (2)

10.34‡¶	Employment Agreement between Registrant and Robert G. Johnson, Jr., dated September 5, 2000. (2)*

10.36‡	Amendment No.3 to Research and License Agreement between Registrant and The R.W. Johnson Pharmaceutical Research Institute and Ortho-McNeil Pharmaceutical, Inc., dated September 28, 2001. (3)

10.37	Master Loan and Security Agreement No.84325 and associated Prepayment Agreement, by and between Registrant and Wells Fargo Equipment Finance, Inc., dated July 9, 2001. (3)

Exhibit No.	Description
10.38	Rights Agreement, dated as of October 5, 2001, between Registrant and Mellon Investor Services, LLC. (4)

10.40	Amendment to Restated Promissory Note from Stockholder by and between Registrant and Daniel V. Santi, M.D., Ph.D., dated December 23, 2001. (5)*

10.41	Lease Agreement, dated as of June 7, 2002, by and between EOP-Industrial Portfolio, L.L.C. and Registrant. (6)

10.42	Landlord Consent to Assignment and Assumption of Lease, dated as of June 20, 2002, by and among EOP-Industrial Portfolio, L.L.C., Aventis Pharmaceuticals, Inc. and Registrant. (6)

10.43†	Collaborative Research, Development and Commercialization Agreement, dated as of September 19, 2002, by and between Registrant and Hoffmann-La Roche, Inc. (7)

10.44†	Consent to the License Agreement, effective as of September 16, 2002, by and between Registrant and Stanford University. (7)

10.45†	Consent to the License Agreement, effective as of September 16, 2002, by and between Registrant and The Sloan-Kettering Institute for Cancer Research. (7)

10.46†	Amendment No. 4 to Research and License Agreement between Registrant and The R.W. Johnson Pharmaceutical Research Institute and Ortho-McNeil Pharmaceutical, Inc., dated December 12, 2002. (10)

10.47‡	Settlement Agreement, entered into September 19, 2003, by and between Registrant and The Sloan-Kettering Institute for Cancer Research. (11)

23.1	Consent of Ernst & Young LLP, Independent Auditors.

24.1	Power of Attorney (included in signature page hereto).

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification by the Chief Executive Officer and Chief Financial Officer of Kosan Biosciences Incorporated, as required by Rule 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350). (12)

(b)	Reports on Form 8-K

On October 24, 2003, we filed a Current Report on Form 8-K, in connection with the announcement of the Company’s financial results for the quarter ended September 30, 2003.

On December 8, 2003, we filed a Current Report on Form 8-K, in connection with the announcement that the Company had initiated Phase II clinical trials of KOS-862 (Epothilone D).

On December 10, 2003, we filed a Current Report on Form 8-K, in connection with the announcement that the Company entered into a Placement Agent Agreement with SG Cowen Securities Corporation, CIBC World Markets Corp. and Adams, Harkness & Hill, Inc. relating to the solicitation of offers to purchase of up to 3,115,000 shares of the Company’s common stock.

(1)	Incorporated herein by reference to an exhibit of our quarterly report on Form 10-Q for the period ended June 30, 2001.
(2)	Incorporated herein by reference to an exhibit of our Registration Statement on Form S-1, Registration No. 333-33732.
(3)	Incorporated herein by reference to an exhibit of our quarterly report on Form 10-Q for the period ended September 30, 2001.
(4)	Incorporated herein by reference to an exhibit of our current report on Form 8-K filed on October 15, 2001.
(5)	Incorporated herein by reference to an exhibit of our annual report on Form 10-K for the year ended December 31, 2001.
(6)	Incorporated herein by reference to an exhibit of our quarterly report on Form 10-Q for the period ended June 30, 2002.
(7)	Incorporated herein by reference to an exhibit of our quarterly report on Form 10-Q for the period ended September 30, 2002.
(8)	Incorporated herein by reference to an exhibit of our quarterly report on Form 10-Q for the period ended June 30, 2003.
(9)	Incorporated herein by reference to an exhibit of our quarterly report on Form 10-Q for the period ended September 30, 2003.
(10)	Incorporated herein by reference to an exhibit of our annual report on Form 10-K for the year ended December 31, 2002.
(11)	Originally filed as exhibit 10.46 of our quarterly report on Form 10-Q for the period ended September 30, 2003 and incorporated herein by reference.
(12)	This certification accompanies this annual report on Form 10-K and shall not be deemed “filed” by Registrant for purposes of Section 18 of the Exchange Act.
†	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
‡	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
*	Represents a management or director compensation plan.
¶	Exhibits 10.33 and 10.34 were originally filed as exhibits 10.34 and 10.35 of our Registration Statement on Form S-1, Registration No. 333-33732, and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kosan Biosciences Incorporated

March 12, 2004	By:	/s/ Daniel V. Santi, M.D., Ph.D.
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

Signature	Title	Date
/s/ Daniel V. Santi, M.D., Ph.D.	Chairman and Chief Executive Officer (Principal Executive Officer)	March 12, 2004
Daniel V. Santi, M.D., Ph.D.

/s/ Susan M. Kanaya	Senior Vice President, Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 12, 2004
Susan M. Kanaya

/s/ Bruce A. Chabner, M.D.	Director	March 12, 2004
Bruce A. Chabner, M.D.

/s/ Peter Davis, Ph.D	Director	March 12, 2004
Peter Davis, Ph.D.

/s/ Jean Deleage, Ph.D.	Director	March 12, 2004
Jean Deleage, Ph.D.

/s/ Charles J. Homcy, Ph.D.	Director	March 12, 2004
Charles J. Homcy, Ph.D.

/s/ Chaitan S. Khosla, Ph.D.	Director	March 12, 2004
Chaitan S. Khosla, Ph.D.

/s/ Christopher T. Walsh, Ph.D.	Director	March 12, 2004
Christopher T. Walsh, Ph.D.

Kosan Biosciences Incorporated

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Kosan Biosciences Incorporated

We have audited the accompanying balance sheets of Kosan Biosciences Incorporated as of December 31, 2003 and 2002, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kosan Biosciences Incorporated at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

Palo Alto, California

February 10, 2004

Kosan Biosciences Incorporated

BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$31,491	$22,191
Short-term investments	49,968	31,260
Accounts receivable	9,022	3,874
Prepaid and other current assets	1,094	1,106

Total current assets	91,575	58,431

Property and equipment, net	7,317	5,368
Long-term investments	23,840	27,087
Other assets and notes receivable from related parties	457	704

Total assets	$123,189	$91,590

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,298	$1,790
Accrued liabilities	7,025	3,681
Current portion of deferred revenue	5,625	2,500
Current portion of equipment loans	1,854	1,712

Total current liabilities	15,802	9,683

Deferred revenue, less current portion	15,234	9,271
Equipment loans, less current portion	2,701	1,796

Commitments

Stockholders’ equity:
Convertible preferred stock, $0.001 par value, 10,000,000 shares authorized, 1,000,000 shares designated as Series A junior preferred stock, no shares issued and outstanding at December 31, 2003 and 2002	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 28,752,535 and 25,392,309 shares issued and outstanding at December 31, 2003 and 2002, respectively	29	25
Additional paid-in capital	168,668	142,424
Notes receivable from stockholders	—	(1,221)
Deferred stock-based compensation	(192)	(1,134)
Accumulated other comprehensive income	21	152
Accumulated deficit	(79,074)	(69,406)

Total stockholders’ equity	89,452	70,840

Total liabilities and stockholders’ equity	$123,189	$91,590

See accompanying notes.

Kosan Biosciences Incorporated

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2003	2002	2001
Revenues:
Contract revenue	$28,482	$7,269	$3,522
Grant revenue	2,907	2,334	1,654

Total revenues	31,389	9,603	5,176

Operating expenses:
Research and development (including charges for stock-based compensation of $695, $2,782 and $5,452, respectively)	36,789	28,378	25,533
General and administrative (including charges for stock-based compensation of $232, $656 and $1,273, respectively)	5,137	4,932	5,202

Total operating expenses	41,926	33,310	30,735

Loss from operations	(10,537)	(23,707)	(25,559)
Interest income	1,206	2,209	5,025
Interest expense	(337)	(356)	(349)
Gain/(loss) on the recovery or write-down of investment	—	990	(990)

Net loss	$(9,668)	$(20,864)	$(21,873)

Basic and diluted net loss per common share	$(0.38)	$(0.84)	$(0.91)

Shares used in computing basic and diluted net loss per common share	25,567	24,906	24,164

See accompanying notes.

Kosan Biosciences Incorporated

STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands, except shares)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Notes Receivable From Stockholders	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Loss/(Income)	Total Accumulated Deficit	Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2000	—	$—	25,146,653	$25	$141,590	$(2,079)	$(11,122)	$(380)	$(26,669)	$101,365
Issuance of common stock upon exercise of options for cash and promissory notes, net of repurchases	—	—	33,130	—	60	80	—	—	—	140
Issuance of common stock under employee stock purchase plan	—	—	63,074	—	315	—	—	—	—	315
Repayment of stockholder notes, net of repurchase of unvested shares	—	—	(16,344)	—	(135)	458	—	—	—	323
Reversal of deferred stock-based compensation from employee terminations	—	—	—	—	(648)	—	648	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	6,044	—	—	6,044
Other stock-based compensation	—	—	—	—	681	—	—	—	—	681
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	—	(21,873)	(21,873)
Unrealized gain on available-for-sale securities, net	—	—	—	—	—	—	—	1,596	—	1,596

Comprehensive loss	—	—	—	—	—	—	—	—	—	(20,277)

Balances at December 31, 2001	—	$—	25,226,513	$25	$141,863	$(1,541)	$(4,430)	$1,216	$(48,542)	$88,591
Issuance of common stock upon exercise of options for cash, net of repurchases	—	—	86,574	—	57	—	—	—	—	57
Issuance of common stock under employee stock purchase plan	—	—	98,349	—	484	—	—	—	—	484
Repayment of stockholder notes, net of repurchase of unvested shares	—	—	(19,127)	—	(122)	320	—	—	—	198
Reversal of deferred stock-based compensation from employee terminations	—	—	—	—	(1,246)	—	1,246	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	2,050	—	—	2,050
Other stock-based compensation	—	—	—	—	1,388	—	—	—	—	1,388
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	—	(20,864)	(20,864)
Unrealized loss on available-for-sale securities, net	—	—	—	—	—	—	—	(1,064)	—	(1,064)

Comprehensive loss	—	—	—	—	—	—	—	—	—	(21,928)

Balances at December 2002	—	$—	25,392,309	$25	$142,424	$(1,221)	$(1,134)	$152	$(69,406)	$70,840
Issuance of shares of common stock in a direct offering, net of offering costs of $2,082	—	—	3,115,000	3	25,950	—	—	—	—	25,953
Issuance of common stock upon exercise of options for cash, net of repurchases	—	—	186,387	1	323	—	—	—	—	324
Issuance of common stock under employee stock purchase plan	—	—	132,649	—	516	—	—	—	—	516
Repayment of stockholder notes	—	—	(73,810)	—	(530)	1,221	—	—	—	691
Reversal of deferred stock-based compensation from employee terminations	—	—	—	—	(634)	—	634	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	308	—	—	308
Other stock-based compensation	—	—	—	—	619	—	—	—	—	619
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	—	(9,668)	(9,668)
Unrealized loss on available-for-sale securities, net	—	—	—	—	—	—	—	(131)	—	(131)

Comprehensive loss	—	—	—	—	—	—	—	—	—	(9,799)

Balances at December 31, 2003	—	$—	28,752,535	$29	$168,668	$—	$(192)	$21	$(79,074)	$89,452

See accompanying notes.

Kosan Biosciences Incorporated

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2003	2002	2001
Operating activities
Net loss	$(9,668)	$(20,864)	$(21,873)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,308	1,755	1,291
Amortization of investment premiums and discounts	1,351	559	(979)
Amortization of stock-based compensation	308	2,050	6,044
Other stock-based compensation	619	1,388	681
(Gain)/loss on the recovery or write-down of investment	—	(990)	990
Changes in assets and liabilities:
Accounts receivable	(5,148)	(3,874)	—
Prepaid expenses and other current assets	12	(489)	(81)
Other assets and notes receivable from related parties	162	581	(124)
Accounts payable and accrued liabilities	2,852	2,204	690
Deferred revenue	9,088	10,772	380

Net cash provided by (used in) operating activities	1,884	(6,908)	(12,981)

Investing activities
Acquisition of property and equipment	(4,257)	(3,556)	(1,725)
Purchase of investments	(116,034)	(70,930)	(100,676)
Proceeds from maturity or sale of investments	99,091	83,732	96,795

Net cash (used in) provided by investing activities	(21,200)	9,246	(5,606)

Financing activities
Proceeds from issuance of common stock, net of repurchases and issuance costs	26,793	541	455
Proceeds from the repayment of notes receivable from stockholders, net of repurchases of unvested shares	776	198	323
Proceeds from equipment loans	3,140	2,215	1,092
Principal payments under capital lease obligations and equipment loans	(2,093)	(1,662)	(1,147)

Net cash provided by financing activities	28,616	1,292	723

Net increase (decrease) in cash and cash equivalents	9,300	3,630	(17,864)
Cash and cash equivalents at beginning of period	22,191	18,561	36,425

Cash and cash equivalents at end of period	$31,491	$22,191	$18,561

Supplemental disclosures
Interest expense paid in cash	$337	$356	$349

Non-cash investing and financing activities
Unrealized (loss)/gain on investments, net	$(131)	$(74)	$606

Deferred stock-based compensation	$(634)	$(1,246)	$(648)

See accompanying notes.

Kosan Biosciences Incorporated

NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview

Kosan Biosciences Incorporated (the “Company”) was incorporated under the laws of the state of California on January 6, 1995 and commenced operations in 1996. In July 2000, the Company was reincorporated under the laws of the state of Delaware. The Company uses its proprietary technologies to develop drug candidates from polyketides, a rich source of pharmaceutical products. The Company has two product candidates in clinical trials and three programs with product candidates in preclinical studies.

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

Cash Equivalents and Investments

The Company considers all highly liquid investments with a maturity from date of purchase of three months or less to be cash equivalents. The Company limits its concentration of risk by diversifying its investments among a variety of issuers. All investment securities are classified as available-for-sale and are recorded at fair value based on quoted market prices, with unrealized gains and losses excluded from earnings and reported in other comprehensive income/(loss). Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Realized gains and losses and declines in fair value that are deemed to be other-than-temporary are reflected in earnings. The cost of securities sold is based on the specific identification method

The Company holds a restricted investment consisting of a certificate of deposit. This investment is carried at fair value and is restricted as to withdrawal under a letter of credit agreement related to a facility lease (see Note 6). This investment is held in the Company’s name and is included in long-term investments on the Company’s financial statements.

Kosan Biosciences Incorporated

NOTES TO FINANCIAL STATEMENTS (Continued)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Property and equipment are depreciated on a straight-line basis over the estimated useful lives of three to five years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the lease term.

Revenue Recognition

The Company recognizes license and other up-front and initial fees pursuant to research and development collaboration agreements over the estimated research and development term of the respective agreement. Payments related to substantive performance milestones that are at risk at the initiation of an agreement are recognized upon successful completion of a performance milestone event. Contract revenues related to collaborative research and development efforts are recognized as revenue as the related services are performed or delivered in accordance with contract terms. Such payments generally are made based on the number of full-time equivalent researchers assigned to the collaboration project and the related research and development expenses incurred or as other deliverables under the contracts are fulfilled. Revenues related to government grants are recognized at the time a grant is awarded and as related research expenses are incurred. Any amounts received in advance of performance are recorded as deferred revenue until earned.

Research and Development

Research and development consists of costs incurred for Company-sponsored and collaborative research and development activities. These costs consist primarily of salaries and other personnel-related expenses, including associated stock-based compensation, facility-related expenses, licensing-related expenses, depreciation of facilities and equipment, lab consumables, services performed by clinical research organizations and research institutions and other outside service providers.

As our epothilone and geldanamycin analog programs advance into and through Phase II clinical trials, the related costs will have a significant effect on the Company’s research and development expenses. Expenses related to clinical trials generally are accrued based on the level of patient enrollment and activity according to the protocol. The Company monitors patient enrollment level and related activity to the extent possible and adjusts estimates accordingly.

Research and development expenses under government grant awards and collaborative agreements approximated the revenue recognized, excluding milestone, up-front and initial fees received under such arrangements.

Net Loss Per Share

Basic and diluted net loss per common share have been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net loss is not presented separately as the Company is in a net loss position and including potentially dilutive securities in the loss per share computation would be antidilutive.

Kosan Biosciences Incorporated

NOTES TO FINANCIAL STATEMENTS (Continued)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net Loss per Share (Continued)

The following table presents the calculation of basic, diluted and pro forma basic and diluted net loss per share (in thousands, except per share data):

	Year Ended December 31,
	2003	2002	2001
Net loss	$(9,668)	$(20,864)	$(21,873)

Weighted-average shares of common stock outstanding	25,692	25,307	25,199
Less: weighted-average shares subject to repurchase	(125)	(401)	(1,035)

Weighted-average shares used in computing basic and diluted net loss per common share	25,567	24,906	24,164

Basic and diluted net loss per common share	$(0.38)	$(0.84)	$(0.91)

The Company has excluded all convertible preferred stock, outstanding stock options and shares subject to repurchase from the calculation of diluted net loss per common share because all such securities are antidilutive for all applicable periods presented. The total number of outstanding stock options excluded from the calculations of diluted net loss per share, prior to application of the treasury stock method for options, was 3,905,054, 3,080,345, and 2,355,874 for the years ended December 31, 2003, 2002 and 2001, respectively. Such securities, had they been dilutive, would have been included in the computations of diluted net loss per share. See Note 9 for further information on these securities.

Stock-Based Compensation

The Company accounts for common stock options granted to employees using the intrinsic value method as prescribed by APB 25, and related interpretations, and thus recognizes compensation expense for options granted with exercise prices less than the fair value of the Company’s common stock on the date of the grant. The Company elected to follow APB 25 because the alternative fair value accounting provided for under SFAS 123, as amended by SFAS 148, requires use of option valuation models that were not developed for use in valuing employee stock-based awards. Deferred stock compensation calculated for options granted with exercise prices less than the deemed fair value is included as a reduction of stockholders’ equity and is amortized over the vesting period of the individual options, generally four years, using the graded vesting method.

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

Kosan Biosciences Incorporated

NOTES TO FINANCIAL STATEMENTS (Continued)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation (Continued)

The Company’s valuation assumptions and pro forma information follows (in thousands, except valuation assumptions and per share amounts):

	Year Ended December 31,
	2003	2002	2001
Risk free interest rate	2.5%	3.7%	4.4%
Dividend yield	—	—	—
Weighted-average expected life	4 years	4 years	4 years
Volatility	70%	70%	70%

Net loss attributable to common stockholders, as reported	$(9,668)	$(20,864)	$(21,873)
Add: Stock-based employee compensation expense included in reported net loss	308	2,050	6,044
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(2,631)	(4,707)	(7,630)

Pro forma net loss	$(11,991)	$(23,521)	$(23,459)

Basic and diluted net loss per common share:
As reported	$(0.38)	$(0.84)	$(0.91)
Pro forma	$(0.47)	$(0.94)	$(0.97)

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

Comprehensive Income/(Loss)

Comprehensive income is comprised of net income and other comprehensive income, which includes certain changes in equity that are excluded from net income. The Company includes unrealized gains and losses on available-for-sale securities in other comprehensive income/(loss).

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

Kosan Biosciences Incorporated

NOTES TO FINANCIAL STATEMENTS (Continued)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

2. RESEARCH AND DEVELOPMENT AGREEMENTS

Roche

Effective September 2002, the Company entered into a research and development collaboration agreement with Hoffmann-La Roche, Inc. and F. Hoffmann-La Roche Ltd. (collectively “Roche”). Under the terms of the agreement, Roche has worldwide exclusive rights to market and sell KOS-862 (Epothilone D) and other epothilones in the field of oncology, and the Company will co-develop and has the right to co-promote the product in the United States. The Company is entitled to receive payments for the reimbursement of research and development expenditures, funding of a back-up program, achievement of clinical, regulatory and commercial milestones, development activities and royalties on sales of collaboration products. In addition, the Company has the opportunity to increase its royalties through a buy-in at a later stage of clinical development and by co-promotion of products resulting from the collaboration.

For the years ended December 31, 2003 and 2002, the Company recognized $26.9 million and $3.4 million, respectively, of contract revenue pursuant to this agreement, of which $6.0 million was related to non-recurring milestones earned in 2003. Such amounts, excluding the ratable portion of initial payments and milestones, approximated research and development expenses under the collaboration agreement. Included in total Roche-related contract revenue for 2003 and 2002 was approximately $3.4 million and $729,000 respectively, related to the ratable portion of the $25.0 million initial fee that is being recognized through the second half of 2007, the estimated clinical development period.

Johnson & Johnson Pharmaceutical Research and Development, LLC

Effective September 1998, the Company entered into a collaborative agreement with The R.W. Johnson Pharmaceutical Research Institute, LLC and Ortho-McNeil Pharmaceutical, Inc., both Johnson & Johnson companies. Effective January 1, 2002, the agreement was assigned to Johnson & Johnson Pharmaceutical Research and Development, LLC, a subsidiary of Ortho-McNeil Pharmaceutical, Inc. Effective December 28, 2003, the agreement expired and rights to compounds and technologies developed in the collaboration have reverted to the Company.

For the years ended December 31, 2003, 2002 and 2001, the Company recognized $1.2 million, $2.9 million, and $3.2 million, respectively, of contract revenue pursuant to this agreement. Such amounts, excluding initial and milestone payments, approximated research and development expenses under the collaboration. Included in 2003 and 2001 revenue were non-recurring milestones of $250,000 in each period.

Kosan Biosciences Incorporated

NOTES TO FINANCIAL STATEMENTS (Continued)

2. RESEARCH AND DEVELOPMENT AGREEMENTS (Continued)

At December 31, 2003, $8.3 million or 92% of accounts receivable was due from one source. For the years ended December 31, 2003 and 2001, the Company recognized $26.9 million and $3.2 million of contract revenue pursuant to one agreement representing 86% and 61% of total revenues for fiscal years 2003 and 2001. For the year ended December 31, 2002, the Company recognized $6.3 million of contract revenue pursuant to two agreements representing 35% and 31% of total revenues for the 2002 fiscal year.

License Agreements

The Company has collaborative and license agreements with several academic, government and medical institutions. Included in research and development expenses were fees incurred in connection with these agreements of approximately $2.5 million, $1.5 million and $721,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

3. INVESTMENTS

The amortized cost and fair value of securities, with gross unrealized gains and losses, at December 31, were as follows (in thousands):

	2003				2002
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Debt Securities:
US agency notes	$39,591	$21	$(17)	$39,595	$29,511	$67	$—	$29,578
Corporate bonds	34,196	22	(5)	34,213	28,684	85		28,769

	$73,787	$43	$(22)	$73,808	$58,195	$152	$—	$58,347

The fair value of available-for-sale securities by contractual maturity at December 31, were as follows (in thousands):

2003
Within one year	$49,968
Greater than one year, less than two years	23,840

$73,808

At June 30, 2001, the Company determined that an other-than-temporary decline in fair value of its investment in short-term commercial paper of Southern California Edison, a utility company, had occurred. Accordingly, the Company recorded a $990,000 loss on the related write-down in the carrying value of the investment. In March 2002, the security was fully repaid. Thus, the Company recorded a realized gain of $990,000 for the year ended December 31, 2002.

Kosan Biosciences Incorporated

NOTES TO FINANCIAL STATEMENTS (Continued)

4. PROPERTY AND EQUIPMENT

Property and equipment at December 31, consisted of the following (in thousands):

	2003	2002
Computer equipment and software	$1,548	$1,353
Office furniture	388	321
Lab equipment	8,239	6,120
Leasehold improvements	4,398	2,522

	14,573	10,316
Less accumulated depreciation and amortization	(7,256)	(4,948)

	$7,317	$5,368

Depreciation and amortization expense was $2.3 million, $1.8 million and $1.3 million for the years ended December 31, 2003, 2002 and 2001, respectively. Property and equipment financed under capital leases amounted to $562,000 at December 31, 2003 and 2002. Accumulated amortization related to this property and equipment amounted to $562,000 at December 31, 2003 and 2002.

5. EQUIPMENT FINANCING

The Company financed certain equipment and facility improvements under debt obligations. As of December 31, 2003, future minimum loan payments under these obligations were as follows (in thousands):

Year ended December 31,
2004	$2,129
2005	1,599
2006	990
2007	316

Total minimum debt payments	5,034
Less amount representing interest	(479)

Present value of net minimum payments	4,555
Less current portion	(1,854)

Long-term portion	$2,701

In May 2003, the Company entered into a $3.5 million equipment line of credit agreement. Each draw has an interest rate that is fixed at the time of draw down. As of December 31, 2003, the Company utilized approximately $2.4 million of the line of credit.

The terms of the debt obligations range from 42 to 48 months. Some of the loans have a balloon payment at the end of the term. Interest rates are fixed at the time of the draw down, with rates ranging from 6.31% to 13.36%. Obligations under the loans are secured by the assets financed under the loans.

Kosan Biosciences Incorporated

NOTES TO FINANCIAL STATEMENTS (Continued)

6. FACILITY LEASES

In June 2002, the Company expanded its facilities by entering into an assignment of a non-cancelable operating lease, which commenced in June 2002 and expires in March 2008, with an option to renew. The Company also entered into a new lease on its existing facility lease to August 2013, with an option to renew.

Minimum annual rental commitments at December 31, 2003 were as follows (in thousands):

Year ended December 31,
2004	$1,588
2005	1,609
2006	1,624
2007	1,679
2008	1,163
Thereafter	4,793

Total minimum payments	$12,456

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

Rent expense for operating leases was approximately $1.8 million, $1.5 million and $1.1 million for the years ended December 31, 2003, 2002 and 2001, respectively.

7. ACCRUED LIABILITIES

Accrued liabilities at December 31, consisted of the following (in thousands):

	2003	2002
Research & development-related	$3,699	$847
Compensation-related	1,368	1,176
Professional services	978	858
Facilities-related	670	510
Other	310	290

	$7,025	$3,681

8. RELATED PARTY TRANSACTIONS

For the year ended December 31, 2002, the Company had outstanding promissory notes issued to officers and employees of $1.2 million. These promissory notes were issued for the exercise of stock options and were paid in full in 2003.

Kosan Biosciences Incorporated

NOTES TO FINANCIAL STATEMENTS (Continued)

8. RELATED PARTY TRANSACTIONS (Continued)

For the years ended December 31, 2003 and 2002, the Company had outstanding full recourse employee loans of $155,000 and $445,000, respectively, issued from March 1999 to January 2003. These loans bear interest at rates ranging from 4.47% to 6.60% and are due from March 2004 through March 2006. The loans are secured by deeds of trust to residential property and are included on the balance sheet in other assets and notes receivable from related parties. In accordance with the original terms of the loan agreement, 50% of the note to an officer totaling $150,000 was forgiven upon the third anniversary date of the officer’s employment in 2003, and the remaining 50% will be forgiven by the fourth anniversary date in 2004. The Company has not issued any loans to officers or directors subsequent to the passage of Sarbanes-Oxley Act in 2002.

9. STOCKHOLDERS’ EQUITY

Registered Direct Offering

In December 2003, the Company completed a registered direct offering of 3,115,000 shares of common stock at a price of $9.00 per share. The Company received approximately $26.0 million in net proceeds after placement agent fees and other offering costs.

Common Stock and Common Stock Subject to Repurchase

Under the terms of the 1996 Stock Option Plan (the “1996 Plan”), options granted before the Company’s initial public offering of common stock are exercisable when granted, and if exercised prior to vesting, such shares are subject to repurchase upon termination of employment or consulting agreement at a price per share equal to the original exercise price. Repurchase rights lapse over the vesting periods, which are generally four years. At December 31, 2003 and 2002, 60,428 shares and 208,436 shares, respectively, were subject to repurchase. Stock options granted after the Company’s initial public offering of common stock are exercisable only for the portion of the stock options that have vested.

1996 Stock Option Plan

In 1996, the board of directors adopted the 1996 Plan that provides for the granting of incentive stock options and nonstatutory stock options to employees, officers, directors and consultants of the Company. The maximum number of aggregate shares that may be optioned and sold under the plan is 7,100,000, plus an annual increase to be added on January 1 of each year that may be the lesser of 1,125,000 shares, 5% of the outstanding shares on such date or a lesser amount as determined by the board, beginning in 2001. Incentive stock options may be granted with exercise prices not less than fair value, and nonstatutory stock options may be granted with exercise prices not less than 85% of the fair value on the date of grant. The fair value of grants before the Company’s initial public offering was determined by the board of directors. The fair value of grants after the Company’s initial public offering of common stock is determined by the closing market price of the Company’s common stock as listed on any established stock exchange on the date of grant. Stock options granted to a stockholder owning more than 10% of voting stock of the Company may be granted with an exercise price of not less than 110% of the fair value on the date of grant. Options expire no later than ten years from the date of the grant. The number of shares, terms and exercise period are determined by the board of directors. Options generally vest at 25% per year over a four-year period.

Kosan Biosciences Incorporated

NOTES TO FINANCIAL STATEMENTS (Continued)

9. STOCKHOLDERS’ EQUITY (continued)

2000 Employee Stock Purchase Plan

In March 2000, the Company adopted the 2000 Employee Stock Purchase Plan (the “Purchase Plan”). The maximum number of shares available for issuance is 450,000, plus an annual increase on January 1 of each year, beginning in 2001, equal to the lesser of 150,000 shares, 0.75% of the outstanding shares on such date or such amount as determined by the board. The Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the common stock on the first day of the offering or 85% of the fair market value of the Company’s common stock on the purchase date. Each offering period is for approximately six months, with the initial offering period commencing on October 5, 2000. As of December 31, 2003, 294,072 shares were granted under the Purchase Plan.

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

The maximum term of the options granted under the Directors’ Plan is ten years. The Directors’ Plan will terminate in March 2010, unless terminated in accordance with the provisions of the Directors’ Plan. As of December 31, 2003, 151,000 shares were granted under the Directors’ Plan.

Kosan Biosciences Incorporated

NOTES TO FINANCIAL STATEMENTS (Continued)

9. STOCKHOLDERS’ EQUITY (Continued)

A summary of stock option activity is as follows:

	Shares Available For Grant	Options Outstanding
		Number of Shares	Exercise Price	Aggregate Price	Weighted- Average Exercise Price
Balances at December 31, 2000	1,569,852	1,080,141		$2,904,003	$2.69
Additional reserved	375,000	—	—	—	—
Granted	(1,501,775)	1,501,775	$5.28-$10.67	13,640,396	$9.19
Canceled	192,912	(192,912)	$0.33-$14.00	(847,479)	$4.39
Exercised	—	(33,130)	$0.15-$ 4.00	(60,143)	$1.82

Balances at December 31, 2001	635,989	2,355,874		$15,636,777	$6.64
Additional reserved	1,125,000	—	—	—	—
Granted	(1,134,100)	1,134,100	$6.25-$ 8.85	8,149,229	$7.15
Canceled	319,167	(319,167)	$0.33-$10.50	(1,891,887)	$5.93
Exercised	—	(90,462)	$0.33-$ 4.00	(85,486)	$0.94

Balances at December 31, 2002	946,056	3,080,345		$21,808,633	$7.08
Additional reserved	500,000	—	—	—	—
Granted	(1,186,195)	1,186,195	$5.62-$11.22	10,657,920	$8.98
Canceled	174,708	(174,708)	$0.33-$10.50	(1,294,456)	$7.42
Exercised	—	(186,778)	$0.33-$ 7.75	(325,883)	$1.74

Balances at December 31, 2003	434,569	3,905,054		$30,846,214	$7.90

The following table summarizes information with respect to stock options outstanding at December 31, 2003:

Options Outstanding				Options Vested
Range of Exercise Price	Number of Shares	Weighted- Average Remaining Contractual Life (In Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$ 0.15 - $ 6.04	679,184	7.26	$3.46	407,611	$2.86
$ 6.19 - $ 6.99	798,650	8.92	$6.59	182,624	$6.57
$ 7.10 - $ 8.87	783,650	8.05	$8.14	374,482	$8.19
$ 9.70	587,375	7.42	$9.70	376,125	$9.70
$10.20	619,495	9.95	$10.20	—	—
$10.50 - $14.00	436,700	8.19	$11.08	188,295	$11.07

	3,905,054	8.31	$7.90	1,529,137	$8.03

Kosan Biosciences Incorporated

NOTES TO FINANCIAL STATEMENTS (Continued)

9. STOCKHOLDERS’ EQUITY (Continued)

Of the 3,905,054 options outstanding, 1,641,688 options were exercisable as of December 31, 2003, including 112,551 that, if exercised, would be subject to the Company’s lapsing right to repurchase over the remaining vesting term. The weighted-average fair value of options granted and outstanding was $7.90, $7.08 and $6.05 as of the years ended December 31, 2003, 2002 and 2001, respectively.

Non-Employee Stock-Based Compensation

As of December 31, 2003, the Company had issued consultant stock options totaling approximately 914,000 shares with exercise prices ranging from $0.15 to $10.20 and terms up to five years. Compensation related to the grants of stock options is recorded in accordance with SFAS 123 and EITF 96-18 using the Black-Scholes Model. The Company recognized other stock-based compensation for grants to non-employees of approximately $619,000, $1.4 million, and $681,000 for the years ended December 31, 2003, 2002 and 2001, respectively. The measurement of stock-based compensation to non-employees is subject to periodic adjustment as the underlying awards vest.

Reserved Shares

As of December 31, 2003, the Company had reserved shares of common stock for future issuance as follows:

Shares Reserved
Stock option plans	4,339,623
Employee Stock Purchase Plan	155,928

4,495,551

Stockholder Rights Plan

In October 2001, the board of directors of the Company adopted a Stockholder Rights Plan (the “Rights Plan”) under which all stockholders received rights (the “Rights”) to purchase shares of a new series of Preferred Stock. 1,000,000 shares of Junior A Preferred Stock were authorized in conjunction with the Series A Junior Participating Preferred Stock under certain circumstances at an exercise price of $70.00 per adoption of the Rights Plan. Each Right entitles the holder to purchase one one-hundredth of a share of a Series A Junior Participating Preferred Stock under certain circumstances at an exercise price of $70.00 per one-one hundredth of a share. The Rights were distributed as a non-taxable dividend and expire on October 29, 2011. At the time of the adoption, the Rights were neither exercisable nor traded separately from the common stock. However, subject to certain exceptions, the Rights will become exercisable at such time that a person (or group of affiliated persons) acquires beneficial ownership of 20% or more of the outstanding Company common stock (an “Acquiring Person”) or on the tenth business day after a person or entity commences, or expresses an intention to commence, a tender or exchange offer that would result in such person acquiring 20% or more of the outstanding Company common stock.

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

Kosan Biosciences Incorporated

NOTES TO FINANCIAL STATEMENTS (Continued)

9. STOCKHOLDERS’ EQUITY (Continued)

The board of directors can redeem the Rights at any time prior to a person becoming an Acquiring Person at a redemption price of $0.001 per Right. In addition, the board of directors may, after any time a person becomes an Acquiring Person, exchange each Right for one share of common stock of the Company. As of December 31, 2003, no shares had been issued under the Rights Plan.

10. COMPREHENSIVE INCOME

Comprehensive loss was as follows (in thousands):

	Year Ended December 31,
	2003	2002	2001
Net loss	$(9,668)	$(20,864)	$(21,873)
Unrealized (loss)/gain on available-for-sale securities	(131)	(74)	606
Reclassification of (gain)/loss on available-for-sale securities	—	(990)	990

Comprehensive loss	$(9,799)	$(21,928)	$(20,277)

11. INCOME TAXES

As of December 31, 2003, the Company had federal net operating loss carryforwards and federal research and development tax credit carryforwards of approximately $36.0 million and $3.2 million, respectively. The federal net operating loss and credit carryforwards will expire at various dates beginning in the year 2010 through 2023, if not utilized.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets for financial reporting and the amount used for income tax purposes. Significant components of the Company’s deferred tax assets for federal income taxes as of December 31 were as follows (in thousands):

	2003	2002
Deferred tax assets:
Net operating loss carryforwards	$12,390	$12,360
Deferred revenue	8,340	4,700
Research and development credits	2,640	2,710
Capitalized research and development expenses	1,930	1,850
Other	760	1,470

Total deferred tax assets	26,060	23,090

Valuation allowance	(26,060)	(23,090)

Net deferred taxes	$—	$—

Kosan Biosciences Incorporated

NOTES TO FINANCIAL STATEMENTS (Continued)

11. INCOME TAXES (Continued)

Due to the Company’s lack of earnings history, the total deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $3.0 million and $8.5 million during the years ended December 31, 2003 and 2002, respectively.

12. QUARTERLY INFORMATION (Unaudited)

The Company’s quarterly results were as follows (in thousands, except per share amounts):

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,	Total
2003
Revenue	$5,258	$9,259	$6,274	$10,598	$31,389
Loss from operations	(2,871)	(734)	(6,211)	(721)	(10,537)
Net loss	(2,582)	(521)	(6,040)	(525)	(9,668)
Basic and diluted earnings per common share	$(0.10)	$(0.02)	$(0.24)	$(0.02)	$(0.38)
2002
Revenue	$1,662	$1,515	$883	$5,543	$9,603
Loss from operations	(5,545)	(6,886)	(7,745)	(3,531)	(23,707)
Net loss	(3,934)	(6,390)	(7,366)	(3,174)	(20,864)
Basic and diluted earnings per common share	$(0.16)	$(0.26)	$(0.29)	$(0.13)	$(0.84)