Form 10-Q
period 2004-03-31
KOSAN BIOSCIENCES INC
filed 2004-05-10
CIK 1110206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2004.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from to .

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

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $.001 par value; 28,922,010 shares outstanding at April 30, 2004.

KOSAN BIOSCIENCES INCORPORATED

Form 10-Q

Quarter Ended March 31, 2004

PART I. FINANCIAL INFORMATION

Item 1: Condensed Financial Statements and Notes

KOSAN BIOSCIENCES INCORPORATED

CONDENSED BALANCE SHEETS

(in thousands)

	March 31, 2004	December 31, 2003
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$23,117	$31,491
Short-term investments	51,269	49,968
Accounts receivable	7,451	9,022
Prepaid expenses and other current assets	1,080	1,094

Total current assets	82,917	91,575
Property and equipment, net	7,684	7,317
Long-term investments	26,783	23,840
Other assets and notes receivable from related parties	346	457

Total assets	$117,730	$123,189

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,858	$1,298
Accrued liabilities	5,681	7,025
Current portion of deferred revenue	5,625	5,625
Current portion of equipment loans	1,851	1,854

Total current liabilities	15,015	15,802
Deferred revenue, less current portion	13,828	15,234
Equipment loans, less current portion	2,500	2,701
Stockholders’ equity:
Common stock	29	29
Additional paid-in capital	169,512	168,668
Deferred stock-based compensation	(93)	(192)
Accumulated other comprehensive income	138	21
Accumulated deficit	(83,199)	(79,074)

Total stockholders’ equity	86,387	89,452

Total liabilities and stockholders’ equity	$117,730	$123,189

(1)	The balance sheet data at December 31, 2003 has been derived from the audited financial statements at that date.

See accompanying notes.

KOSAN BIOSCIENCES INCORPORATED

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2004	2003
Revenues:
Contract revenue	$6,123	$4,347
Grant revenue	238	911

Total revenues	6,361	5,258
Operating expenses:
Research and development	9,341	6,881
General and administrative	1,403	1,248

Total operating expenses	10,744	8,129
Loss from operations	(4,383)	(2,871)
Other income, net	258	289

Net loss	$(4,125)	$(2,582)

Basic and diluted net loss per common share	$(0.14)	$(0.10)

Shares used in computing basic and diluted net loss per common share	28,747	25,317

See accompanying notes.

KOSAN BIOSCIENCES INCORPORATED

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2004	2003
Operating activities
Net loss	$(4,125)	$(2,582)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	617	543
Amortization of investment premiums and discounts, net	527	272
Amortization of stock-based compensation, net of reversals	99	(360)
Other stock-based compensation	199	102
Changes in assets and liabilities:
Accounts receivable	1,571	961
Prepaid expenses and other current assets	14	(76)
Other assets and notes receivable from related parties	111	23
Accounts payable and accrued liabilities	(784)	680
Deferred revenue	(1,406)	(255)

Net cash used in operating activities	(3,177)	(692)

Investing activities
Acquisition of property and equipment	(984)	(1,029)
Purchase of investments	(26,698)	(25,187)
Proceeds from maturity of investments	22,044	27,000

Net cash (used in) provided by investing activities	(5,638)	784

Financing activities
Proceeds from issuance of common stock, net of repurchases	645	408
Proceeds from the repayment of notes receivable from stockholders	—	28
Proceeds from equipment loans	295	739
Principal payments under equipment loans	(499)	(446)

Net cash provided by financing activities	441	729

Net (decrease) increase in cash and cash equivalents	(8,374)	821
Cash and cash equivalents at beginning of period	31,491	22,191

Cash and cash equivalents at end of period	$23,117	$23,012

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. The information as of March 31, 2004, and for the three months ended March 31, 2004 and 2003, reflects all adjustments (including normal recurring adjustments) that the management of the Company believes are necessary for a fair presentation of the results for the periods presented. Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

The Company holds a restricted investment consisting of a certificate of deposit of approximately $904,000 at December 31, 2003 and March 31, 2004. This investment is carried at fair value and is restricted as to withdrawal under a letter of credit agreement related to a facility lease. This investment is held in the Company’s name and is included in long-term investments on the Company’s financial statements.

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

As our epothilone and geldanamycin programs advance into and through Phase II clinical trials, the related costs will have a significant effect on the Company’s research and development expenses. Expenses related to clinical trials generally are accrued based on the level of patient enrollment and activity according to the protocol. The Company monitors patient enrollment levels and related activity and adjusts estimates accordingly.

Research and development expenses under government grant awards and collaborative agreements approximated the revenue recognized, excluding milestone payments, up-front and initial fees received under such arrangements.

Net Loss per Share

Basic and diluted net loss per common share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net loss is not presented separately as the Company is in a net loss position and including potentially dilutive securities in the loss per share computation would be anti-dilutive.

KOSAN BIOSCIENCES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(unaudited)

1. Organization and Summary of Significant Accounting Policies (Continued)

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2004	2003
Net loss	$(4,125)	$(2,582)

Weighted-average shares of common stock outstanding	28,792	25,497
Less: weighted-average shares subject to repurchase	(45)	(180)

Weighted-average shares used in computing basic and diluted net loss per common share	28,747	25,317

Basic and diluted net loss per common share	$(0.14)	$(0.10)

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

Pro forma net loss and net loss per share information is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The effects of applying the intrinsic value method for either recognizing compensation expense or providing pro forma disclosures are not likely to be representative of the effects on net income for future years.

KOSAN BIOSCIENCES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(unaudited)

1.	Organization and Summary of Significant Accounting Policies (Continued)

The Company’s pro forma information follows (in thousands, except per share data):

	Three Months Ended March 31,
	2004	2003
Net loss attributable common stockholders, as reported	$(4,125)	$(2,582)
Add: Stock-based employee compensation expense included in reported net loss	99	(360)
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(1,055)	204

Pro forma net loss	$(5,081)	$(2,738)

Basic and diluted net loss per common share:
As reported	$(0.14)	$(0.10)
Pro forma	$(0.18)	$(0.11)

2. Research and Development Agreements

Roche

Effective September 2002, the Company entered into a research and development collaboration agreement with Hoffmann-La Roche, Inc. and F. Hoffmann-La Roche Ltd. (collectively “Roche”). Under the terms of the agreement, Roche has worldwide exclusive rights to market and sell KOS-862 (Epothilone D) and other epothilones in the field of oncology, and the Company will co-develop and has the right to co-promote the product in the United States. The Company is entitled to receive payments for the reimbursement of research and development expenditures, funding of a back-up program, achievement of clinical, regulatory and commercial milestones, development activities and royalties on sales of collaboration products. In addition, the Company has the opportunity to increase its royalties through a buy-in at a later stage of clinical development and by co-promotion of products resulting from the collaboration. For the three months ended March 31, 2004 and 2003, the Company recognized revenue related to this agreement of approximately $6.1 million and $3.5 million, respectively.

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

KOSAN BIOSCIENCES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(unaudited)

2. Research and Development Agreements (Continued)

License Agreements

The Company has collaborative and license agreements with several academic, government and medical institutions. Included in research and development expenses were total payments made under these agreements of approximately $88,000 for each of the three months ended March 31, 2004 and 2003.

3. Comprehensive Loss

For the three months ended March 31, 2004 and 2003, comprehensive loss was as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Net loss	$(4,125)	$(2,582)
Unrealized gain/(loss) on available-for-sale securities	117	(39)

Comprehensive loss	$(4,008)	$(2,621)

4. Equipment Financing

The Company finances certain equipment and facility improvements under debt obligations. In May 2003, the Company entered into a $3.5 million equipment line of credit agreement. As of March 31, 2004, the Company had utilized approximately $2.7 million of the line of credit.

The terms of the loan obligations range from 42 to 48 months. The interest rates of each of the loans are fixed at the time of the draw down, with the interest rates ranging from 6.31% to 9.40%. Obligations under the loans are secured by the assets financed under the loans.

5. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2004	December 31, 2003
Research and development-related	$2,718	$3,699
Compensation-related	865	1,368
Professional services	1,129	978
Facilities-related	728	670
Other	241	310

	$5,681	$7,025

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as may, will, should, expect, plan, anticipate, believe, estimate, predict, potential or continue, the negative of terms like these or other comparable terminology. Actual events or results may differ materially from those anticipated in these forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risks outlined under the caption “Risk Factors That May Affect Results of Operations and Financial Condition” set forth at the end of this Item 2, the Risk Factors set forth in our 2003 Annual Report on Form 10-K filed with the SEC and those contained from time to time in our other filings with the SEC. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

Overview

We have proprietary technologies for the manipulation and production of polyketides, a rich source of pharmaceutical products. We use our platform technologies to develop product candidates that target large pharmaceutical markets. In collaboration with Hoffmann-La Roche, Inc. and F. Hoffmann-La Roche Ltd., collectively Roche, we are testing KOS-862 (Epothilone D), a potential anticancer agent, in Phase II and Phase Ib clinical trials. We are developing geldanamycin derivatives as anticancer agents and are collaborating with the National Cancer Institute, or NCI, to test one of them, 17-AAG, which is in Phase I and Phase Ib clinical trials being conducted by us and the NCI. We also have additional product candidates in the areas of cancer, infectious disease and gastrointestinal motility that are undergoing preclinical evaluation and several early stage product and research technology development programs.

We have incurred significant losses since our inception. As of March 31, 2004, our accumulated deficit was approximately $83.2 million. We expect to incur additional operating losses over the next several years as we continue to develop our technologies and fund internal product research and development.

Critical Accounting Policies

Critical accounting policies are those that require significant judgment and/or estimates by management at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. We consider certain accounting policies related to revenue recognition, clinical trial accruals and stock-based compensation to be critical policies. The basis of our current estimates or assumptions has not changed since we filed our 2003 Annual Report on Form 10-K with the SEC on March 15, 2004 and, in the past, there have not been significant adjustments to the actual results of our estimates.

Results of Operations

Revenues

Revenues were approximately $6.4 million for the three months ended March 31, 2004, compared to approximately $5.3 million for the same period in 2003. This increase was primarily due to approximately $6.1 million in contract revenue recognized under our development and commercialization agreement with Roche, of which approximately $1.4 million represented the ratable portion of a $25.0 million initial fee that is being recognized through the second half of 2007, the remaining estimated clinical development period. The remaining amount consisted of reimbursement of research and development expenses, including expenses associated with clinical trials conducted by us and clinical trial materials purchased by Roche from us. Total contract revenues under our former collaboration with J&JPRD were approximately $622,000 for the three months ended March 31, 2003. Included in 2003 contract revenue was a $250,000 milestone payment received in connection with the J&JPRD collaboration. The collaboration expired in December 2003, and no additional revenues will be generated under this agreement. As of March 31, 2004, we had significantly advanced our efforts related to the development of epothilone backup compounds and, accordingly, Roche had substantially satisfied its obligation to reimburse our expenses related to this research program. We do not expect to receive significant additional backup program research expense reimbursement from Roche unless we modify our agreement with Roche. If we do not maintain or further extend our agreement with Roche, our revenues will significantly decrease unless we enter into additional collaborations that provide substantial revenues.

In addition, we recognized approximately $238,000 in grant revenue for the three months ended March 31, 2004, compared to approximately $911,000 for the same period last year. The decrease was due to a combination of a decrease in the level of effort expended on and the number of government grant awards in the first quarter of 2004.

Research and Development Expenses

Our research and development expenses increased to approximately $9.3 million for the three months ended March 31, 2004, from approximately $6.9 million for the same period in 2003. The approximately $2.4 million increase was due in large part to an approximately $1.0 million increase in outside services related to the advancement of KOS-862 into Phase II and Phase Ib clinical trials, the related production of clinical material and preclinical development of our epothilone and geldanamycin analogs. Approximately $500,000 of the increase was due to increased research and development salaries and other personnel-related expenses and an approximately $400,000 increase in facility and expansion costs. Also contributing to the increase was approximately $500,000 associated with higher stock-based compensation expense due to the reversal of deferred compensation expenses in connection with employee terminations in the three months ended March 31, 2003. We expect our research and development expenses will increase substantially as KOS-862 and 17-AAG advance further into the clinic, and as we advance our research programs into later stages of development.

General and Administrative Expenses

General and administrative expenses were approximately $1.4 million for the three months ended March 31, 2004, compared to approximately $1.2 million for the same period last year. The increase was due to higher employee-related costs to support our expanding research and development activities. We expect our general and administrative expenses will increase in the future to support the continued growth of our research and development efforts and to ensure compliance with Sarbanes-Oxley related requirements.

Other Income, net

Interest income decreased to approximately $342,000 for the three months ended March 31, 2004, from approximately $372,000 for the same period in 2003. This decrease was attributed to the continued depressed interest rate environment and the repayment of stockholder notes receivable during 2003, partially offset by higher average investment balances in the first quarter of 2004 that resulted from our registered direct offering in December 2003.

Interest expense increased to approximately $84,000 for the three months ended March 31, 2004, from approximately $83,000 for the same period in 2003. This increase resulted from additional debt financing of property and equipment over the past year. We expect our interest expense will increase in the future resulting from additional property and equipment-related debt financings.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through sales of our convertible preferred stock and common stock, contract payments received under our corporate collaboration agreements and government grant awards, interest income and equipment financing arrangements. As of March 31, 2004, we had received approximately $148.9 million from the sale of convertible preferred stock and common stock, approximately $75.8 million from contract payments received under our corporate collaboration agreements and government grant awards, approximately $13.0 million from interest income and approximately $10.7 million from equipment financing arrangements. As of March 31, 2004, we had approximately $101.2 million in cash and investments, compared to approximately $105.3 million as of December 31, 2003. Our funds are currently invested in U.S. Treasury and government agency obligations and corporate obligations.

Our operating activities used cash of approximately $3.2 million for the three months ended March 31, 2004, compared to approximately $692,000 for the same period in 2003. Our net loss of approximately $4.1 million for the three months ended March 31, 2004 was partially offset by non-cash charges of approximately $1.4 million related to stock-based compensation, depreciation and amortization of investment premiums and discounts. Cash used for the same period in 2003 was used primarily to fund our net operating loss of approximately $2.6 million, partially offset by non-cash expenses of approximately $557,000 related to stock-based compensation, depreciation and amortization of investment premiums and discounts.

Our investing activities, excluding changes in our investments, for the three months ended March 31, 2004, used cash of approximately $984,000, compared to approximately $1.0 million for the same period in 2003, reflecting facility improvements and capital expenditures as we continued to enhance and expand our laboratory capabilities.

Cash provided by financing activities was approximately $441,000 for the three months ended March 31, 2004, compared to approximately $729,000 for the same period in 2003. The decrease from the first quarter of 2003 was primarily attributed to the timing of additional debt financing of property and equipment. Financing activities for 2004 included approximately $645,000 in proceeds from the sale of our common stock related to options exercised and our 2000 Employee Stock Purchase Plan. Financing activities for 2003 included approximately $739,000 in proceeds from equipment loans, partially offset by scheduled repayment on existing debt.

In April 2003, we entered into a $3.5 million equipment line of credit agreement for facility improvements and capital purchases. As of March 31, 2004, we had utilized $2.7 million of the line of credit, leaving approximately $800,000 available for future draws.

We believe that our existing cash, investments and anticipated cash flow from our existing collaboration will be sufficient to support our current operating plan into 2006. Our future capital uses and requirements depend on numerous forward-looking factors. These factors include, but are not limited to, the following:

•	our ability to establish, and the scope of and revenues received under, any new collaborations;

•	the progress and number of research programs carried out by us;

•	the progress and success of preclinical testing and clinical trials of our drug candidates;

•	our ability to maintain or extend our existing collaboration with Roche;

•	the costs and timing of obtaining, enforcing and defending our patent and intellectual rights;

•	the costs and timing of our facilities expansion;

•	the costs and timing of regulatory approvals; and

•	expenses associated with any possible future litigation.

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

As of March 31, 2004, our obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments are as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)
Equipment financing obligations	$4,784	$1,626	$2,782	$376	$—
Operating leases	12,066	1,198	3,233	2,842	4,793

Total contractual cash Obligations	$16,850	$2,824	$6,015	$3,218	$4,793

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

We commenced operations in 1996 and are still in an early stage of development. We have not commercialized any products, and we have incurred significant losses to date. As of March 31, 2004, we had an accumulated deficit of approximately $83.2 million. To date, our revenues have been solely from collaborations and government grant awards. Our expenses have consisted principally of costs incurred in research and development and from general and administrative costs associated with our operations. We have incurred net losses since our inception, including a net loss of approximately $4.1 million for the three months ended March 31, 2004. We expect our expenses to increase and to continue to incur operating losses for at least the next several years as we continue our research and development efforts for our drug candidates and research programs. The amount of time necessary to commercialize any of our drug candidates successfully is long and uncertain, and successful commercialization may not occur at all. As a result, we may never become profitable.

If our current collaborations are unsuccessful or if conflicts develop with these relationships or under our license agreements, our research and development efforts could be delayed, curtailed or terminated, our revenues could significantly decrease and our operations may be adversely affected.

We have a corporate research and commercialization collaboration with Roche in the field of epothilones. We also have collaborations with, or have licenses to technology and compounds from, several research groups, including the Sloan-Kettering Institute for Cancer Research, or Sloan-Kettering, in the field of epothilones, the NCI in the field of geldanamycin analogs and Stanford University in the field of polyketide technology. The agreements permit our collaborators or licensors to terminate the agreement under certain circumstances. We may not be able to maintain or extend these collaborations or license agreements on acceptable terms, if at all. If we do not maintain, extend or replace our corporate collaboration with Roche, our research and development efforts could be delayed, our revenues would significantly decrease and our operations could be adversely affected. If we are unable to maintain our research collaborations or if our license agreements are terminated, our research and development efforts could be delayed, curtailed or terminated or we could lose our rights to use the licensed technology and compounds. Loss of these rights could also result in termination of, curtailment of or a delay of research and development efforts under our corporate collaboration, under some circumstances.

We do not control the amount and timing of resources that our collaborators devote to our programs or potential products, nor the scope, content and timing of the efforts that they conduct or permit under the collaborations. As a result, we do not know if our collaborators will dedicate sufficient resources or if the development or commercialization efforts by our corporate partners will be successful, or if the development or commercialization efforts that our collaborators make or authorize will be the same as those we would choose to devote ourselves if we solely controlled the development and commercialization of our programs and product candidates. In particular, in our collaboration with Roche, we do not control the amount and timing of resources that Roche devotes to the epothilone program beyond limited funding for certain Kosan activities in the amount specified under the contract, and we do not control the scope, content and timing of the preclinical studies, clinical trials and other development efforts that Roche conducts or permits under the program. In our collaboration with the NCI, we do not control the selection, conduct, timing and resources provided to clinical trials of geldanamycin analogs sponsored by the NCI. We also do not know whether our current collaborative partners or future collaborative partners, if any, might pursue alternative technologies or develop alternative products either on their own or in collaboration with others, including our competitors, as a means for developing treatments for the diseases targeted by collaborative arrangements with us. In addition, if a business combination involving our existing collaboration with Roche were to occur, the effect could diminish, terminate or cause delays in the epothilone program corporate collaboration. Should our corporate partners fail to develop or commercialize a compound or product for which they have rights from us, we may not receive any future milestones and will not receive any royalties associated with such compound or product.

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

We rely in some cases, and in the future may rely upon, single sources for key intermediates, active pharmaceutical ingredients and formulated drug product for our product candidates. Currently, we are the sole manufacturer of the active pharmaceutical ingredient for KOS-862, and we use a single outside contractor to formulate drug product for KOS-862. We (or, with respect to formulated drug product for KOS-862, Roche) currently maintain limited inventories of the active pharmaceutical ingredient for KOS-862 at our facilities in Hayward, California and of formulated drug product for KOS-862 at a total of three locations (including our facility in Hayward). In our geldanamycin program, we currently use a single manufacturer to make the active pharmaceutical ingredient 17-AAG and formulate drug product for KOS-953 both at our own facility and through a contract manufacturer. We currently maintain a limited inventory of KOS-953 in two locations. The NCI is responsible for formulation of drug product for its clinical work with 17-AAG, and the NCI is not obligated to maintain an inventory of either the active pharmaceutical ingredient or formulated drug product for 17-AAG. If any of our manufacturing or inventory facilities or relationships encounter delays, are destroyed or otherwise become unavailable, then the clinical development of our product candidates (including KOS-862, 17-AAG, KOS-953 and 17-DMAG) or submissions for their regulatory approval could be delayed or precluded, and our ability to deliver on a timely basis any products that we may develop could be impaired or precluded. This potential delay would be particularly acute if problems arise with our sole sourcing and inventory relationships. Our facilities in Hayward, California are located within the San Francisco Bay area, an area that is subject periodically to earthquakes. Our access to any key intermediates, active pharmaceutical ingredient or formulated drug product for our product candidates sourced or inventoried solely through our facilities in Hayward may be subject to interruption in the event of an earthquake.

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

The biotechnology industry is characterized by extensive litigation regarding patents and other intellectual property rights. We are aware of patents and published patent applications that, if valid, and if we are unsuccessful in circumventing or acquiring the rights to these patents, may block our ability to commercialize products based on the drug candidates that we are developing or pursue our PKS gene manipulation and production technologies. We cannot be sure that other parties have not filed for or been issued relevant patents that could affect our ability to obtain patents or to operate as we would like to. Others may sue us in the future to challenge our patent or other intellectual property rights or claim infringement or misappropriation of their patents or other intellectual property rights or a breach of license agreements, or we may be required to commence legal proceedings to resolve our patent, other intellectual property and related contractual rights. An adverse determination in any litigation or in administrative proceeding to which we may become a party could subject us to significant liabilities to others, result in our patents being deemed invalid, unenforceable or revoked, result in us losing our technology licenses under disputed contracts, require us to license disputed rights from others or require us to cease using the disputed technology. In addition, our involvement in any of these proceedings may cause us to incur substantial costs and result in diversion of management and technical personnel.

We are aware of a significant number of patents and patent applications relating to aspects of our technologies and compounds filed by, and issued to, other parties. Others have filed patent applications or have been granted patents claiming inventions also claimed by us, and we may have to participate in an interference or other proceeding before a patent agency or court to determine priority of invention or which party was first to invent and, thus, the right to a patent for these inventions in the United States. For example, we believe one or more interferences may be declared between patents and applications we own or have exclusively licensed and patents and applications owned by Novartis relating to epothilone biosynthetic genes and Epothilone D; patent applications believed by us to be licensed to Bristol-Myers Squibb relating to epothilones; and patents and applications owned by Abbott Laboratories and Biotica relating to erythromycin polyketide synthase genes, methods for altering polyketide synthase genes and erythromycin analogs and derivatives. In addition, the European patent office has recently granted a European patent that we believe to be licensed to Bristol-Myers Squibb and that if issued, valid and enforceable in individual European countries would cover Epothilone D in those countries. We intend to and are preparing to oppose the grant of this patent. A proceeding or a lawsuit in which we are alleged to have infringed an issued patent could result in substantial cost to us even if the outcome is favorable, and if the outcome is unfavorable, we could be required to license the other party’s rights, at terms that may be unfavorable to us, or cease using the technology. Even if successful on priority grounds, an interference may result in loss of claims based on patentability grounds raised in the interference. Although patent and intellectual property disputes in the biotechnology area are often settled through licensing or similar arrangements, costs associated with these arrangements may be substantial and could include ongoing royalties. Furthermore, we cannot be certain that a license would be available to us on satisfactory terms, if at all. Companies and others developing products that could compete with our product candidates, such as Bristol-Myers Squibb and Novartis in the area of potential epothilone products, may be particularly unwilling to grant us a license at any price.

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

Our officers, directors and their affiliates together controlled approximately 25% of our outstanding common stock as of March 31, 2004. As a result, these stockholders, if they act together, are able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may delay or prevent a change in control of us and might affect the market price of our common stock, even when a change may be in the best interests of all stockholders. In addition, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders, and accordingly, they could cause us to enter into transactions or agreements, which we would not otherwise consider.

Our stock price has been, and may continue to be, extremely volatile.

The trading price of our common stock has been, and is likely to continue to be, highly volatile. During the period from March 31, 2003 through March 31, 2004, our common stock traded between $4.44 and $14.17 on the Nasdaq National Market. The trading price of our common stock could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investments to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and investment-grade corporate obligations. Through our money managers, we maintain risk management control systems to monitor interest rate risk. The risk management control systems use analytical techniques, including sensitivity analysis. If market interest rates were to increase by 100 basis points, or 1%, at March 31, 2004 rates, the fair value of our portfolio would decline by approximately $622,000 on that date.

The following table represents the fair value balance of our cash, cash equivalents and short-term and long-term investments that are subject to interest rate risk by year of expected maturity and average interest rates as of March 31, 2004 (dollars in thousands):

	2004	2005	2006
Cash & cash equivalents	$23,117	$—	$—
Average interest rates	0.96%
Short-term investments	36,427	14,842	—
Average interest rates	1.40%	1.50%
Long-term investments	—	24,148	2,635
Average interest rates		1.80%	2.13%

We did not hold any derivative instruments as of March 31, 2004, and we have never held such instruments in the past. In addition, we had outstanding debt, consisting of borrowings under equipment financings, of $4.4 million as of March 31, 2004, with a range of interest rates from 6.31% to 9.40%.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Based on their evaluation, our chief executive officer and chief financial officer have concluded that Kosan’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were sufficiently effective as of March 31, 2004 to ensure that the information required to be disclosed by Kosan in the reports that we file under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

Changes in Internal Controls. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above, nor were there any significant deficiencies or material weaknesses in Kosan’s internal controls. Accordingly, no corrective actions were required or undertaken.

Limitations on the Effectiveness of Controls. Kosan’s management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our chief executive officer and chief financial officer have concluded, based on their evaluation, that our disclosure controls and procedures were sufficiently effective as of March 31, 2004 to provide reasonable assurance that the objectives of our disclosure control system were met.

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

Of the net offering proceeds, through March 31, 2004, approximately $7.4 million had been used to purchase property and equipment and approximately $54.8 million had been used for general corporate purposes. We intend to use the remaining net proceeds for advancing our drug candidates through preclinical and later stage development, discovering or acquiring new drug candidates, expanding our technology platform, capital expenditures, working capital, general corporate purposes and possible future acquisitions. Pending such uses, the balance has been invested in U.S. Treasury and government agency obligations, investment-grade asset-backed securities and corporate obligations.

Item 3: Defaults Upon Senior Securities

Not applicable.

Item 4: Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5: Other Information

Not applicable.

Item 6: Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit No.

3.1	Amended and Restated Certificate of Incorporation.(1)

3.2	Bylaws of Registrant.(2)

4.1	Form of Specimen Common Stock Certificate.(2)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification by the Chief Executive Officer and the Chief Financial Officer of Kosan Biosciences Incorporated, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United Stated Code (18 U.S.C. 1350)

(b) Reports on Form 8-K

On February 26, 2004, we filed a Current Report on Form 8-K, in connection with the announcement of the Company’s financial results for the three and twelve months ended December 31, 2003.

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

Kosan Biosciences Incorporated

May 7, 2004	By:	/s/ Daniel V. Santi, M.D., Ph.D.

Daniel V. Santi, M.D., Ph.D. Chairman and Chief Executive Officer

May 7, 2004	By:	/s/ Susan M. Kanaya

Susan M. Kanaya Senior Vice President, Finance, Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit No.

3.1	Amended and Restated Certificate of Incorporation.(1)

3.2	Bylaws of Registrant.(2)

4.1	Form of Specimen Common Stock Certificate.(2)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification by the Chief Executive Officer and the Chief Financial Officer of Kosan Biosciences Incorporated, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United Stated Code (18 U.S.C. 1350)

(1)	Incorporated herein by reference to an exhibit of our quarterly report on Form 10-Q for the period ended June 30, 2001.

(2)	Incorporated herein by reference to an exhibit of our Registration Statement on Form S-1, Registration No. 333-33732.

(3)	This certification “accompanies” the Quarterly Report on Form 10-Q to which it relates, pursuant to Section 906 of the Sarbanes Oxley Act of 2002, and is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Kosan Biosciences Incorporated under the Securities Act or the Exchange Act (whether made before or after the date of the Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.