Form 10-Q/A
period 2004-03-31
KOSAN BIOSCIENCES INC
filed 2004-05-19
CIK 1110206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

Amendment No. 1

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

  For the quarterly period ended March 31, 2004.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

  For the transition period from                      to                     .

Commission File Number:

000-31633

Kosan Biosciences Incorporated

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3217016 (I.R.S. Employer Identification No.)

3832 Bay Center Place, Hayward, California 94545

(address of principal executive offices)

(510) 732-8400

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the Registrant is an accelerated filed (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $.001 par value; 28,922,010 shares outstanding at April 30, 2004.

EXPLANATORY NOTE

This amendment on Form 10-Q/A amends Item 6 to Part II of the Quarterly Report of Kosan Biosciences Incorporated (the “Company”) on Form 10-Q previously filed for the quarter ended March 31, 2004 (the “Prior Report”), and together these two filings constitute the Quarterly Report of the Company for the quarter ended March 31, 2004 and are referred to herein as the “quarterly report”.

2

PART II – OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.
3.1	Amended and Restated Certificate of Incorporation.(1)
3.2	Amended and Restated Bylaws of Registrant.(2)
4.1	Form of Specimen Common Stock Certificate.(3)
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification by the Chief Executive Officer and the Chief Financial Officer of Kosan Biosciences Incorporated, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United Stated Code (18 U.S.C. 1350).(4)

(b) Reports on Form 8-K

On February 26, 2004, we filed a Current Report on Form 8-K, in connection with the announcement of the Company’s financial results for the three and twelve months ended December 31, 2003.

(1)	Incorporated herein by reference to an exhibit of our Quarterly Report on Form 10-Q for the period ended June 30, 2001.

(2)	Incorporated herein by reference to an exhibit of our Quarterly Report on Form 10-Q for the period ended June 30, 2003.

(3)	Incorporated herein by reference to an exhibit of our Registration Statement on Form S-1, Registration No. 333-33732.

(4)	Previously filed with our Quarterly Report on Form 10-Q, which this Quarterly Report on Form 10-Q/A amends.

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kosan Biosciences Incorporated

May 18, 2004	By:	/s/ Daniel V. Santi, M.D., Ph.D.

Daniel V. Santi, M.D., Ph.D. Chairman and Chief Executive Officer

May 18, 2004	By:	/s/ Susan M. Kanaya

Susan M. Kanaya Senior Vice President, Finance, Chief Financial Officer and Secretary

4

EXHIBIT INDEX

Exhibit No.
3.1	Amended and Restated Certificate of Incorporation.(1)
3.2	Amended and Restated Bylaws of Registrant.(2)
4.1	Form of Specimen Common Stock Certificate.(3)
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification by the Chief Executive Officer and the Chief Financial Officer of Kosan Biosciences Incorporated, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United Stated Code (18 U.S.C. 1350).(4)

(1)	Incorporated herein by reference to an exhibit of our Quarterly Report on Form 10-Q for the period ended June 30, 2001.

(2)	Incorporated herein by reference to an exhibit of our Quarterly Report on Form 10-Q for the period ended June 30, 2003.

(3)	Incorporated herein by reference to an exhibit of our Registration Statement on Form S-1, Registration No. 333-33732.

(4)	Previously filed with our Quarterly Report on Form 10-Q, which this Quarterly Report on Form 10-Q/A amends.

5