Form 10-Q
period 2004-06-30
KOSAN BIOSCIENCES INC
filed 2004-08-09
CIK 1110206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2004.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from to .

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

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $.001 par value; 28,944,236 shares outstanding at July 31, 2004.

KOSAN BIOSCIENCES INCORPORATED

Form 10-Q

Quarter Ended June 30, 2004

PART I. FINANCIAL INFORMATION

Item 1: Condensed Financial Statements and Notes

KOSAN BIOSCIENCES INCORPORATED

CONDENSED BALANCE SHEETS

(in thousands)

	June 30, 2004	December 31, 2003(1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,739	$31,491
Short-term investments	58,755	49,968
Accounts receivable	4,566	9,022
Prepaid expenses and other current assets	1,105	1,094

Total current assets	68,165	91,575

Property and equipment, net	7,416	7,317
Long-term investments	35,875	23,840
Other assets and notes receivable from related parties	337	457

Total assets	$111,793	$123,189

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,091	$1,298
Accrued liabilities	5,980	7,025
Current portion of deferred revenue	5,625	5,625
Current portion of equipment loans	1,926	1,854

Total current liabilities	15,622	15,802

Deferred revenue, less current portion	12,422	15,234
Equipment loans, less current portion	2,571	2,701

Stockholders’ equity:
Common stock	29	29
Additional paid-in capital	170,033	168,668
Deferred stock-based compensation	(33)	(192)
Accumulated other comprehensive income	(472)	21
Accumulated deficit	(88,379)	(79,074)

Total stockholders’ equity	81,178	89,452

Total liabilities and stockholders’ equity	$111,793	$123,189

(1)	The balance sheet data at December 31, 2003 has been derived from the audited financial statements at that date.

See accompanying notes.

KOSAN BIOSCIENCES INCORPORATED

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
Contract revenue	$5,111	$8,588	$11,234	$12,935
Grant revenue	829	671	1,067	1,582

Total revenues	5,940	9,259	12,301	14,517

Operating expenses:
Research and development	10,000	8,716	19,341	15,597
General and administrative	1,388	1,277	2,791	2,525

Total operating expenses	11,388	9,993	22,132	18,122

Loss from operations	(5,448)	(734)	(9,831)	(3,605)
Other income, net	268	213	526	502

Net loss	$(5,180)	$(521)	$(9,305)	$(3,103)

Basic and diluted net loss per common share	$(0.18)	$(0.02)	$(0.32)	$(0.12)

Shares used in computing basic and diluted net loss per common share	28,899	25,416	28,827	25,366

See accompanying notes.

KOSAN BIOSCIENCES INCORPORATED

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2004	2003
Operating activities
Net loss	$(9,305)	$(3,103)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,232	1,127
Amortization of investment premiums and discounts, net	1,055	600
Amortization of stock-based employee compensation, net of reversals	119	(138)
Other stock-based compensation	316	221
Changes in assets and liabilities:
Accounts receivable	4,456	(1,593)
Prepaid expenses and other current assets	(11)	114
Other assets and notes receivable from related parties	120	6
Accounts payable and accrued liabilities	(252)	1,210
Deferred revenue	(2,812)	(1,150)

Net cash used in operating activities	(5,082)	(2,706)

Investing activities
Acquisition of property and equipment	(1,331)	(2,685)
Purchase of investments	(67,800)	(61,816)
Proceeds from maturity of investments	45,430	57,436

Net cash used in investing activities	(23,701)	(7,065)

Financing activities
Proceeds from issuance of common stock, net of repurchases	1,089	413
Proceeds from the repayment of notes receivable from stockholders	—	41
Proceeds from equipment loans	930	1,715
Principal payments under equipment loans	(988)	(1,090)

Net cash provided by financing activities	1,031	1,079

Net decrease in cash and cash equivalents	(27,752)	(8,692)
Cash and cash equivalents at beginning of period	31,491	22,191

Cash and cash equivalents at end of period	$3,739	$13,499

See accompanying notes.

KOSAN BIOSCIENCES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

1. Organization and Summary of Significant Accounting Policies

Overview

Kosan Biosciences Incorporated (the “Company”) was incorporated under the laws of the State of California on January 6, 1995 and commenced operations in 1996. In July 2000, the Company was reincorporated under the laws of the state of Delaware. The Company uses its proprietary genetic engineering technologies to develop drug candidates from polyketides, a rich source of pharmaceutical products. The Company has three product candidates in clinical trials, two of which are in Phase II.

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. The information as of June 30, 2004, and for the three and six months ended June 30, 2004 and 2003, reflects all adjustments (including normal recurring adjustments) that the management of the Company believes are necessary for a fair presentation of the results for the periods presented. Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

The Company holds a restricted investment consisting of a certificate of deposit of approximately $949,000 at June 30, 2004 and $903,000 at December 31, 2003, respectively. This investment is carried at fair value and is restricted as to withdrawal under a letter of credit agreement related to a facility lease. This investment is held in the Company’s name and is included in long-term investments on the Company’s financial statements.

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

As our epothilone and geldanamycin programs advance into and through clinical trials, the related costs will have a significant effect on the Company’s research and development expenses. Expenses related to clinical trials generally are accrued based on the level of patient enrollment and activity according to the protocol. The Company monitors patient enrollment levels and related activity and adjusts estimates accordingly.

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

KOSAN BIOSCIENCES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)

(unaudited)

1. Organization and Summary of Significant Accounting Policies (continued)

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss	$(5,180)	$(521)	$(9,305)	$(3,103)

Weighted-average shares of common stock outstanding	28,926	25,560	28,863	25,528
Less: weighted-average shares subject to repurchase	(27)	(144)	(36)	(162)

Weighted-average shares used in computing basic and diluted net loss per common share	28,899	25,416	28,827	25,366

Basic and diluted net loss per common share	$(0.18)	$(0.02)	$(0.32)	$(0.12)

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

KOSAN BIOSCIENCES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)

(unaudited)

1. Organization and Summary of Significant Accounting Policies (continued)

The Company’s pro forma information follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss attributable common stockholders, as reported	$(5,180)	$(521)	$(9,305)	$(3,103)
Add: Stock-based employee compensation expense included in reported net loss	21	222	119	(138)
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(969)	(1,055)	(2,024)	(851)

Pro forma net loss	$(6,128)	$(1,354)	$(11,210)	$(4,092)

Basic and diluted net loss per common share:
As reported	$(0.18)	$(0.02)	$(0.32)	$(0.12)
Pro forma	$(0.21)	$(0.05)	$(0.39)	$(0.16)

2. Research and Development Agreements

Roche

Effective September 2002, the Company entered into a research and development collaboration agreement with Hoffmann-La Roche, Inc. and F. Hoffmann-La Roche Ltd. (collectively “Roche”). Under the terms of the agreement, Roche has worldwide exclusive rights to market and sell KOS-862 (Epothilone D) and other epothilones in the field of oncology, and the Company will co-develop and has the right to co-promote the product in the United States. The Company is entitled to receive payments for the reimbursement of research and development expenditures, funding of a back-up program, achievement of clinical, regulatory and commercial milestones, development activities and royalties on sales of collaboration products. In addition, the Company has the opportunity to increase its royalties through a buy-in at a later stage of clinical development and by co-promotion of products resulting from the collaboration. For the three and six months ended June 30, 2004, the Company recognized revenue related to this agreement of approximately $5.1 million and $11.2 million, respectively. For the three and six months ended June 30, 2003, the Company recognized revenue related to this agreement of approximately $8.2 million and $11.7 million, respectively, of which $2.0 million was related to a non-recurring milestone payment in the second quarter of 2003.

Johnson & Johnson Pharmaceutical Research and Development, LLC

Effective September 1998, the Company signed a collaborative agreement with the R.W. Johnson Pharmaceutical Research Institute, LLC and Ortho-McNeil Pharmaceutical, Inc., both Johnson & Johnson companies. Effective December 28, 2003, the agreement expired and rights to compounds and technologies developed in the collaboration have reverted to the Company. For the three and six months ended June 30, 2003, the Company recognized revenue in connection with this agreement of approximately $371,000 and $993,000, respectively, of which $250,000 was related to a non-recurring milestone payment in the first quarter of 2003.

KOSAN BIOSCIENCES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)

(unaudited)

2. Research and Development Agreements (continued)

License Agreements

The Company has collaborative and license agreements with several academic, government and medical institutions. Included in research and development expenses were total payments made under these agreements of approximately $6,000 and $672,000 for the three months ended June 30, 2004 and 2003, respectively, and $94,000 and $759,000 for the six months ended June 30, 2004 and 2003, respectively.

3. Comprehensive Loss

For the three and six months ended June 30, 2004 and 2003, comprehensive loss was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss	$(5,180)	$(521)	$(9,305)	$(3,103)
Unrealized loss on available-for-sale securities	(610)	(22)	(493)	(61)

Comprehensive loss	$(5,790)	$(543)	$(9,798)	$(3,164)

4. Equipment Financing

The Company finances certain equipment and facility improvements under debt obligations. The terms of the loan obligations range from 42 to 48 months. The interest rates of each of the loans are fixed at the time of the draw down, with the interest rates ranging from 6.31% to 9.40%. Obligations under the loans are secured by the assets financed under the loans.

In May 2003, the Company entered into a $3.5 million equipment line of credit agreement. As of June 30, 2004, the Company had utilized approximately $3.3 million of the line of credit, and the remaining amount was allowed to expire. In April 2004, the Company entered into a new $3.5 million equipment line of credit agreement, none of which had been utilized as of June 30, 2004.

5. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2004	December 31, 2003
Research and development-related	$2,485	$3,699
Compensation-related	1,328	1,368
Professional services	1,185	978
Facilities-related	824	670
Other	158	310

	$5,980	$7,025

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

Overview

We have proprietary technologies for the manipulation and production of polyketides, a rich source of pharmaceutical products. We use our platform technologies to develop product candidates that target large pharmaceutical markets. In collaboration with Hoffmann-La Roche, Inc. and F. Hoffmann-La Roche Ltd., collectively Roche, we are testing KOS-862 (Epothilone D), a potential anticancer agent, in Phase II and Phase Ib clinical trials. We are developing geldanamycin analogs as anticancer agents and are collaborating with the National Cancer Institute, or NCI, to test two of them, 17-AAG, which is in Phase II and Phase Ib clinical trials and DMAG, which is in Phase I clinical trials. We also have additional product candidates in the areas of cancer, infectious disease and gastrointestinal motility that are undergoing preclinical evaluation and several early stage product and research technology development programs.

We have incurred significant losses since our inception. As of June 30, 2004, our accumulated deficit was approximately $88.4 million. We expect to incur additional operating losses over the next several years as we continue to develop our technologies and fund internal product research and development.

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

Results of Operations

Revenues

Revenues were approximately $5.9 million and $12.3 million for the three and six months ended June 30, 2004, respectively, compared to approximately $9.3 million and $14.5 million for the same periods in 2003. These decreases were primarily due to a $2.0 million non-recurring milestone payment that was recognized in 2003 in connection with our development and commercialization agreement with Roche. Included in total contract revenues for 2004 was $2.8 million related to the ratable portion of a $25.0 million initial fee that is being recognized through the second half of 2007, the remaining estimated clinical development period. The remaining amount consisted of reimbursement of research and development expenses, including expenses associated with clinical trials conducted by us and clinical materials purchased by Roche from us. Included in Roche-related contract revenues for 2003 was $1.3 million related to the ratable portion of the first of two $12.5 million installments of the initial fee and a $2.0 million non-recurring milestone. Total contract revenues under our former collaboration with J&J were approximately $993,000 for the six months ended June 30, 2003, which included a $250,000 non-recurring milestone. The collaboration expired in December 2003, and no additional revenues will be generated under this agreement. If we do not maintain or further extend our agreement with Roche, our revenues will significantly decrease unless we enter into additional collaborations that provide substantial revenues.

In addition, we recognized approximately $1.1 million in grant revenue for the six months ended June 30, 2004, compared to approximately $1.6 million for the same period last year. The decrease was primarily due to the timing of government grant awards and a decrease in the level of effort expended on government grant awards in the first six months of 2004.

Research and Development Expenses

Our research and development expenses increased to approximately $10.0 million and $19.3 million for the three and six months ended June 30, 2004, respectively, from approximately $8.7 million and $15.6 million for the same periods in 2003. The approximately $3.7 million increase over the six months ended June 30, 2003 was due in large part to an approximately $1.6 million increase in outside services related to the advancement of KOS-862 into Phase II and Phase Ib clinical trials, the related production of clinical material and preclinical development of our epothilone and geldanamycin analogs. Approximately $1.0 million of the increase was due to higher research and development salaries and other personnel-related expenses and an approximately $700,000 increase in facility and expansion costs. Also contributing to the increase was approximately $400,000 associated with higher stock-based compensation expense due to the reversal of deferred compensation expenses in connection with employee terminations in the six months ended June 30, 2003. We expect our research and development expenses will increase substantially as our epothilone and geldanamycin product candidates advance further into the clinic, and as we advance our research programs into later stages of development.

General and Administrative Expenses

General and administrative expenses were approximately $1.4 million and $2.8 million for the three and six months ended June 30, 2004, respectively, compared to approximately $1.3 million and $2.5 million for the same periods last year. The approximately $300,000 increase over the prior year primarily resulted from higher costs to support our activities related to Sarbanes-Oxley and business development. We expect our general and administrative expenses will increase in the future to support the anticipated growth of our research and development efforts and to ensure continued compliance with requirements related to Sarbanes-Oxley.

Other Income, net

Interest income increased to approximately $361,000 and $703,000 for the three and six months ended June 30, 2004, respectively, from approximately $298,000 and $670,000 for the same periods in 2003. These increases were primarily attributed to higher average investment balances in the first six months of 2004 that resulted from our registered direct offering in December 2003, partially offset by lower average interest rates compared to the same period in 2003.

Interest expense increased to approximately $93,000 and $177,000 for the three and six months ended June 30, 2004, from approximately $85,000 and $168,000 for the same periods in 2003. These increases resulted from additional debt financing of property and equipment over the past year. We expect our interest expense will increase in the future resulting from additional property and equipment-related debt financings.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through sales of our convertible preferred stock and common stock, contract payments received under our corporate collaboration agreements and government grant awards, interest income and equipment financing arrangements. As of June 30, 2004, we had received approximately $149.3 million from the sale of convertible preferred stock and common stock, approximately $83.2 million from contract payments received under our corporate collaboration agreements and government grant awards, approximately $13.4 million from interest income and approximately $11.4 million from equipment financing arrangements. As of June 30, 2004, we had approximately $98.4 million in cash and investments, compared to approximately $105.3 million as of December 31, 2003. Our funds are currently invested in U.S. Treasury and government agency obligations and corporate obligations.

Our operating activities used cash of approximately $5.1 million for the six months ended June 30, 2004, compared to approximately $2.7 million for the same period in 2003. Our net loss of approximately $9.3 million for the six months ended June 30, 2004 was partially offset by non-cash charges of approximately $2.7 million related to stock-based compensation, depreciation and amortization of investment premiums and discounts. Cash used for the same period in 2003 was used primarily to fund our net operating loss of approximately $3.1 million, partially offset by non-cash expenses of approximately $1.8 million related to stock-based compensation, depreciation and amortization of investment premiums and discounts.

Our investing activities, excluding changes in our investments, for the six months ended June 30, 2004, used cash of approximately $1.3 million, compared to approximately $2.7 million for the same period in 2003, reflecting facility improvements and capital expenditures as we continued to enhance and expand our laboratory capabilities.

Cash provided by financing activities was approximately $1.0 million for the six months ended June 30, 2004, compared to approximately $1.1 million for the same period in 2003. This slight decrease was primarily attributed to the timing of additional debt financing of property and equipment in 2004, partially offset by approximately $1.1 million in proceeds from the sale of our common stock related to stock option exercises and stock purchases made under our 2000 Employee Stock Purchase Plan. Financing activities for 2003 included approximately $1.7 million in proceeds from equipment loans and approximately $413,000 in proceeds from the sale of our common stock related to option exercises and stock purchases made under our 2000 Employee Stock Purchase Plan, partially offset by scheduled repayments on new and existing debt.

In April 2003, we entered into a $3.5 million equipment line of credit agreement for facility improvements and capital purchases. As of June 30, 2004, we had utilized approximately $3.3 million of the line of credit, and the remaining $200,000 was allowed to expire. In April 2004, we entered into a new $3.5 million line of credit agreement, which expires in April 2005. As of June 30, 2004, we had not utilized this line.

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

We expect that additional financing will be required in the future to fund operations. We expect to finance future cash needs through the sale of equity securities, strategic collaborations, government grant awards and debt financing. In September 2003, we filed a registration statement on Form S-3 to offer to sell common stock in one or more offerings up to a dollar amount of $75.0 million. In December 2003, we completed a registered direct offering of 3,115,000 shares of common stock at a price of $9.00 per share. We received approximately $26.0 million in net proceeds after placement agent fees and other offering costs. As of June 30, 2004, approximately $47.0 million remained available on the Form S-3. We have no current commitments to offer and sell any securities that may be offered or sold pursuant to such registration statement. Additional financing or collaboration and licensing arrangements may not be available when needed or, if available, may not be on terms favorable to us or our stockholders. Insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs, to lose rights under existing licenses or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose or may adversely affect our ability to operate as a going concern. If additional funds are obtained by issuing equity securities, substantial dilution to existing stockholders may result. In addition, see “Risk Factors That May Affect Results of Operations and Financial Condition”.

As of June 30, 2004, our obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments were as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
			(in thousands)
Equipment financing obligations	$4,937	$1,184	$3,182	$571	$-
Operating leases	11,671	803	3,233	2,842	4,793

Total contractual cash obligations	$16,608	$1,987	$6,415	$3,413	$4,793

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

We have a history of net losses and may never become profitable; we anticipate the need to raise additional capital to fund our activities.

We commenced operations in 1996 and are still in an early stage of development. We have not commercialized any products, and we have incurred significant losses to date. As of June 30, 2004, we had an accumulated deficit of approximately $88.4 million. To date, our revenues have been solely from collaborations and government grant awards. Our expenses have consisted principally of costs incurred in research and development and from general and administrative costs associated with our operations. We have incurred net losses since our inception, including a net loss of approximately $9.3 million for the six months ended June 30, 2004. We expect our expenses to increase and to continue to incur operating losses for at least the next several years as we continue our research and development efforts for our drug candidates and research programs. The amount of time necessary to commercialize successfully any of our drug candidates is long and uncertain, and commercialization may not occur at all. As a result, we may never become profitable.

We will need to raise additional capital in order to fund our future research and development activities. Our future capital uses and requirements depend on numerous forward-looking factors, including the following:

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

We do not know if whether additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to our stockholders or us. If adequate funds are not available, we may be required to delay, scale back or eliminate some or all of our research or development programs, to lose rights under existing licenses or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. See “Liquidity and Capital Resources.”

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

We do not control the amount and timing of resources that our collaborators devote to our programs or potential products, nor the scope, content and timing of the efforts that they conduct or permit under the collaborations. As a result, we do not know if our collaborators will dedicate sufficient resources or if the development or commercialization efforts by our corporate partners will be successful, or if the development or commercialization efforts that our collaborators make or authorize will be the same as those we would choose to devote if we solely controlled the development and commercialization of our programs and product candidates. In particular, in our collaboration with Roche, we do not control the amount and timing of resources that Roche devotes to the epothilone program beyond limited funding for certain Kosan activities in the amount specified under the contract, and we do not control the scope, content and timing of the preclinical studies, clinical trials and other development efforts that Roche conducts or permits under the program. In our collaboration with the NCI, we do not control the selection, conduct, timing and resources provided to clinical trials of geldanamycin analogs sponsored by the NCI. We also do not know whether our current collaborative partners or future collaborative partners, if any, might pursue alternative technologies or develop alternative products either on their own or in collaboration with others, including our competitors, as a means for developing treatments for the diseases targeted by collaborative arrangements with us. In addition, if a business combination involving our existing collaboration with Roche were to occur, the effect could diminish, terminate or cause delays in the epothilone program corporate collaboration. Should our corporate partners fail to develop or commercialize a compound or product for which they have rights from us, we may not receive any future milestones and will not receive any royalties associated with such compound or product.

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

Our technologies are new, and our drug candidates are in early stages of research and development. We may not be able to develop products that prove to be safe and effective, meet applicable regulatory standards, are capable of being manufactured at reasonable costs or can be marketed successfully. All of the potential products that we are currently developing will require significant development and investment, including extensive preclinical and clinical testing, before we can submit any application for regulatory approval.

Our products must satisfy rigorous standards of safety and efficacy before they can be approved by the U.S. Food and Drug Administration, or FDA, and international regulatory authorities for commercial use. We will need to conduct significant additional research, preclinical testing and clinical trials, before we or our collaborators can file applications with the FDA and other regulatory agencies for product approval. Clinical trials are expensive and have a high risk of failure. In addition, to compete effectively, our products must be easy to use, cost-effective and economical to manufacture on a commercial scale. We may not achieve any of these objectives. Any of our products may not attain market acceptance. Typically, there is a high rate of attrition for products in preclinical testing and clinical trials. Also, third parties may develop superior products or have proprietary rights that preclude us or our collaborators from marketing our products. If research and testing is not successful or we fail to obtain regulatory approval, we will be unable to market and sell our future product candidates.

The progress and results of our animal and human testing are uncertain.

We must provide the FDA and foreign regulatory authorities with clinical data that demonstrates the safety and efficacy of our products before they can be approved for commercial sale. As a result, commercialization of our product candidates depends upon successful completion of clinical trials. Preclinical testing and clinical development are long, expensive and uncertain processes. It may take us several years to complete our testing, and failure can occur at any stage of testing. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and interim results of trials do not necessarily predict final results. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. Also, preclinical and clinical data can be interpreted in different ways, which could delay, limit or prevent further testing or regulatory approval.

We do not know whether planned clinical trials (including ongoing and anticipated clinical trials of KOS-862, 17-AAG, KOS-953, DMAG and other product candidates) will begin on time or whether any of our clinical trials (including ongoing and anticipated clinical trials of KOS-862, 17-AAG, KOS-953, DMAG and other product candidates) will be completed on schedule, or at all. Negative or inconclusive results or adverse medical events during a clinical trial could cause a clinical trial to be repeated or a program to be terminated. We have three product candidates in human clinical trials for the treatment of cancer. Anticancer drugs generally have a narrow therapeutic window between efficacy and toxicity. If unacceptable toxicity is observed in a clinical trial, the trial may be terminated at an early stage. Drug-related deaths may occur in clinical trials with anticancer drugs, because drugs for the treatment of cancer are typically dangerous and cancer patients are critically ill.

Completion of clinical trials may take several years or more. The length of time generally varies substantially according to the type, complexity, novelty and intended use of the drug candidate. Our clinical trials (including ongoing and anticipated clinical trials of KOS-862, 17-AAG, KOS-953, DMAG and other product candidates) may be suspended at any time, if we or the FDA believe the patients participating in our studies are exposed to unacceptable health risks. Our commencement and rate of completion of clinical trials may be delayed by many factors, including:

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

Our product development costs will increase if we have delays in testing or approvals or if we need to perform more or larger clinical trials than planned. If the delays are significant, our financial results and the commercial prospects for our products will be harmed, and our ability to become profitable will be delayed. If any current or future clinical trials (including ongoing and anticipated clinical trials of KOS-862, 17-AAG, KOS-953, DMAG and other product candidates) are not successful, our business, financial condition and results of operations will be harmed.

If we are not able to obtain required regulatory approvals, we will not be able to commercialize our product candidates, and our ability to generate revenue will be materially impaired.

Our product candidates and the activities associated with their development and commercialization are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States, and by comparable authorities in other countries. Failure to obtain regulatory approval for a product candidate will prevent us from commercializing the product candidate. We have not received regulatory approval to market any of our product candidates in any jurisdiction and have only limited experience in preparing and filing the applications necessary to gain regulatory approvals. The process of obtaining regulatory approvals is expensive, often takes many years, if approval is obtained at all, and can vary substantially based upon the type, complexity and novelty of the product candidates involved.

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

We do not know whether our existing or any future clinical trials (including ongoing and anticipated clinical trials of KOS-862, 17-AAG, KOS-953, DMAG and other product candidates) will demonstrate safety and efficacy sufficient to obtain the requisite regulatory approvals or will result in marketable products. Our failure to adequately demonstrate the safety and efficacy of our products under development will prevent receipt of FDA and foreign approvals and, ultimately, commercialization of our products.

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

If our manufacturing or formulation facilities encounter delays or set-backs or become unavailable and our inventories are insufficient to meet our needs during the time required to overcome a problem or establish alternative arrangements, then clinical development of our product candidates may be delayed or suspended, submissions for their regulatory approval may be delayed and we may be unable to meet demand for any products that we may successfully develop and lose potential revenue.

We rely in some cases, and in the future may rely upon, single sources for key intermediates, active pharmaceutical ingredients and formulated drug product for our product candidates. Currently, we are the sole manufacturer of the active pharmaceutical ingredient for KOS-862, and we use a single outside contractor to formulate drug product for KOS-862. We (or, with respect to KOS-862, Roche) currently maintain limited inventories of the active pharmaceutical ingredient for KOS-862 at our facilities in Hayward, California and of formulated drug product for KOS-862 at a total of three locations (including our facility in Hayward). In our geldanamycin program, we currently use a single manufacturer to make the active pharmaceutical ingredient 17-AAG and formulate drug product for KOS-953 both at our own facility and through a contract manufacturer. We currently maintain a limited inventory of KOS-953 in two locations. The NCI is responsible for formulation of drug product for its clinical work with 17-AAG, and the NCI is not obligated to maintain an inventory of either the active pharmaceutical ingredient or formulated drug product for 17-AAG. If any of our manufacturing or inventory facilities or relationships encounter delays, are destroyed or otherwise become unavailable, then the clinical development of our product candidates (including KOS-862, 17-AAG, KOS-953 and DMAG) or submissions for their regulatory approval could be delayed or precluded, and our ability to deliver on a timely basis any products that we may develop could be impaired or precluded. This potential delay would be particularly acute if problems arise with our sole sourcing and inventory relationships. Our facilities in Hayward, California are located within the San Francisco Bay area, an area that is subject periodically to earthquakes. Our access to any key intermediates, active pharmaceutical ingredient or formulated drug product for our product candidates sourced or inventoried solely through our facilities in Hayward may be subject to interruption in the event of an earthquake.

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

We apply for patents covering our technologies and drug candidates, as we deem appropriate. However, we may fail to apply for patents on important technologies or products in a timely fashion or at all. Our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products and technologies. For example, our lead product in our geldanamycin analog program, 17-AAG, is not covered by a composition of matter patent, and thus others could develop 17-AAG based products. In addition, we generally do not control the patent prosecution of technology that we license from others. Accordingly, we are unable to exercise the same degree of control over this intellectual property as we would over our own.

We rely upon trade secret protection for our confidential information. We have taken measures to protect our confidential information. However, these measures may not provide adequate protection for our trade secrets. We seek to protect our confidential information by entering into confidentiality agreements with employees, collaborators, consultants and others. Nevertheless, we may not be able to protect adequately our trade secrets.

Litigation or other proceedings or third-party claims of intellectual property infringement would require us to spend time and money and could prevent us from developing or commercializing products.

Our commercial success depends in part on not infringing the patents and proprietary rights of other parties and not breaching any licenses that we have entered into with regard to our technologies and products. Others possess filed patent applications and issued patents, and in the future are likely to continue to file patent applications and cause to be issued patents, claiming drug candidates that we are developing and genes, gene fragments, compounds and technologies we use or may wish to use. If we wish to use the claimed technology in issued and unexpired patents owned by others, we may need to obtain a license from another party, enter into litigation or incur the risk of litigation.

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

Our officers, directors and their affiliates together controlled approximately 25% of our outstanding common stock as of June 30, 2004. As a result, these stockholders, if they act together, are able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may delay or prevent a change in control of us and might affect the market price of our common stock, even when a change may be in the best interests of all stockholders. In addition, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders, and accordingly, they could cause us to enter into transactions or agreements, which we would not otherwise consider.

Our stock price has been, and may continue to be, extremely volatile.

The trading price of our common stock has been, and is likely to continue to be, highly volatile. During the period from June 30, 2003 through June 30, 2004, our common stock traded between $5.83 and $14.77 on the Nasdaq National Market. The trading price of our common stock could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

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

We believe that our existing cash and investment securities and anticipated cash flow from our existing collaboration will be sufficient to support our current operating plan into 2006. We have based this estimate on assumptions that may prove to be wrong. Our future capital requirements depend on many factors that affect our research, development, collaboration and sales and marketing activities. See “Liquidity and Capital Resources.”

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investments to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and investment-grade corporate obligations. Through our money managers, we maintain risk management control systems to monitor interest rate risk. The risk management control systems use analytical techniques, including sensitivity analysis. If market interest rates were to increase by 100 basis points, or 1%, at June 30, 2004 rates, the fair value of our portfolio would decline by approximately $796,000 on that date.

The following table represents the fair value balance of our cash, cash equivalents and short-term and long-term investments that are subject to interest rate risk by year of expected maturity and average interest rates as of June 30, 2004 (dollars in thousands):

	2004	2005	2006
Cash & cash equivalents	$3,739	$—	$—
Average interest rates	1.14%
Short-term investments	26,547	32,208	—
Average interest rates	1.40%	1.51%
Long-term investments	—	22,873	13,002
Average interest rates		1.83%	2.28%

We did not hold any derivative instruments as of June 30, 2004, and we have never held such instruments in the past. In addition, we had outstanding debt, consisting of borrowings under equipment financings, of $4.5 million as of June 30, 2004, with a range of interest rates from 6.31% to 9.40%.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Rules 13a-15(b) or 15d-15(b) of the Exchange Act, our chief executive officer and chief financial officer have concluded that as of the end of the period covered by this report, Kosan’s disclosure controls and procedures were sufficiently effective to ensure that the information required to be disclosed by Kosan in the reports that it files under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

Changes in Internal Controls. There have been no changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls. Kosan’s management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our chief executive officer and chief financial officer have concluded, based on their evaluation, that our disclosure controls and procedures were sufficiently effective as of the end of the period covered by this report to provide reasonable assurance that the objectives of our disclosure control system were met.

PART II. OTHER INFORMATION

Item 1: Legal Proceedings

Not applicable.

Item 2: Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

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

Of the net offering proceeds, through June 30, 2004, approximately $7.6 million had been used to purchase property and equipment and approximately $64.8 million had been used for general corporate purposes. We intend to use the remaining net proceeds for advancing our drug candidates through clinical, preclinical and later stage development, discovering or acquiring new drug candidates, expanding our technology platform, capital expenditures, working capital, general corporate purposes and possible future acquisitions. Pending such uses, the balance has been invested in U.S. Treasury and government agency obligations, investment-grade asset-backed securities and corporate obligations.

Item 3: Defaults Upon Senior Securities

Not applicable.

Item 4: Submission of Matters to a Vote of Security Holders

a)	The Company held its Annual Meeting of Stockholders on May 27, 2004.

b)	The stockholders elected Charles J. Homcy, M.D. and Chaitan S. Khosla, Ph.D., Class A directors of the Company, to serve until the 2007 Annual Meeting of Stockholders. Directors whose term of office as a director continued after the meeting are Daniel V. Santi, M.D., Ph.D., Bruce A. Chabner, M.D., Peter Davis, Ph.D., Jean Deleage, Ph.D., and Christopher T. Walsh, Ph.D.

c)	The number of votes cast as to the election of the Class A directors of the Company at the Annual Meeting of Stockholders is as follows:

Candidate	Shares Voted In Favor	Shares Withheld	Broker Non-Votes
Charles J. Homcy, M.D.	22,415,533	1,168,381	—
Chaitan S. Khosla, Ph.D.	20,593,950	2,989,964	—

Item 5: Other Information

Not applicable.

Item 6: Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit No.
3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Bylaws of Registrant. (2)

4.1	Form of Specimen Common Stock Certificate. (3)

10.48	Employment Agreement between Registrant and Bruce E. MacMillan dated June 18, 2004.*

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification by the Chief Executive Officer and the Chief Financial Officer of Kosan Biosciences Incorporated, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United Stated Code (18 U.S.C. 1350). (4)

(b)	Reports on Form 8-K

On April 30, 2004, we filed a Current Report on Form 8-K, in connection with the announcement of the Company’s financial results for the three months ended March 31, 2004.

(1)	Incorporated herein by reference to an exhibit of our quarterly report on Form 10-Q for the period ended June 30, 2001.
(2)	Incorporated herein by reference to an exhibit of our Quarterly Report on Form 10-Q for the period ended June 30, 2003.
(3)	Incorporated herein by reference to an exhibit of our Registration Statement on Form S-1, Registration No. 333-33732.
(4)	This certification “accompanies” the Quarterly Report on Form 10-Q to which it relates, pursuant to Section 906 of the Sarbanes Oxley Act of 2002, and is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Kosan Biosciences Incorporated under the Securities Act or the Exchange Act (whether made before or after the date of the Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.
*	Represents a management or director compensation plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kosan Biosciences Incorporated

August 9, 2004	By:	/s/ Daniel V. Santi
Daniel V. Santi, M.D., Ph.D.
Chairman and Chief Executive Officer

August 9, 2004	By:	/s/ Susan M. Kanaya
Susan M. Kanaya
Senior Vice President, Finance, Chief Financial
Officer and Secretary

EXHIBIT INDEX

Exhibit No.
3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Bylaws of Registrant. (2)

4.1	Form of Specimen Common Stock Certificate. (3)

10.48	Employment Agreement between Registrant and Bruce E. MacMillan dated June 18, 2004.*

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification by the Chief Executive Officer and the Chief Financial Officer of Kosan Biosciences Incorporated, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United Stated Code (18 U.S.C. 1350). (4)

(1)	Incorporated herein by reference to an exhibit of our quarterly report on Form 10-Q for the period ended June 30, 2001.
(2)	Incorporated herein by reference to an exhibit of our Quarterly Report on Form 10-Q for the period ended June 30, 2003.
(3)	Incorporated herein by reference to an exhibit of our Registration Statement on Form S-1, Registration No. 333-33732.
(4)	This certification “accompanies” the Quarterly Report on Form 10-Q to which it relates, pursuant to Section 906 of the Sarbanes Oxley Act of 2002, and is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Kosan Biosciences Incorporated under the Securities Act or the Exchange Act (whether made before or after the date of the Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.
*	Represents a management or director compensation plan.