Form 10-Q
period 2004-09-30
KOSAN BIOSCIENCES INC
filed 2004-11-08
CIK 1110206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2004.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $.001 par value; 29,008,354 shares outstanding at October 31, 2004.

KOSAN BIOSCIENCES INCORPORATED

Form 10-Q

Quarter Ended September 30, 2004

PART I. FINANCIAL INFORMATION

Item 1: Condensed Financial Statements and Notes

KOSAN BIOSCIENCES INCORPORATED

CONDENSED BALANCE SHEETS

(in thousands)

	September 30, 2004	December 31, 2003 (1)
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$6,287	$31,491
Short-term investments	63,213	49,968
Accounts receivable	2,971	9,022
Prepaid expenses and other current assets	1,116	1,094

Total current assets	73,587	91,575

Property and equipment, net	7,201	7,317
Long-term investments	23,557	23,840
Other assets and notes receivable from related parties	298	457

Total assets	$104,643	$123,189

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$1,248	$1,298
Accrued liabilities	6,499	7,025
Current portion of deferred revenue	5,625	5,625
Current portion of equipment loans	1,922	1,854

Total current liabilities	15,294	15,802

Deferred revenue, less current portion	11,016	15,234
Equipment loans, less current portion	2,406	2,701

Stockholders’ equity:
Common stock	29	29
Additional paid-in capital	170,459	168,668
Deferred stock-based compensation	—	(192)
Accumulated other comprehensive income	(310)	21
Accumulated deficit	(94,251)	(79,074)

Total stockholders’ equity	75,927	89,452

Total liabilities and stockholders’ equity	$104,643	$123,189

(1)	The balance sheet data at December 31, 2003 has been derived from the audited financial statements at that date.

See accompanying notes.

KOSAN BIOSCIENCES INCORPORATED

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
Contract revenue	$5,842	$5,508	$17,076	$18,443
Grant revenue	915	766	1,982	2,348

Total revenues	6,757	6,274	19,058	20,791

Operating expenses:
Research and development	11,290	11,226	30,631	26,823
General and administrative	1,617	1,259	4,408	3,784

Total operating expenses	12,907	12,485	35,039	30,607

Loss from operations	(6,150)	(6,211)	(15,981)	(9,816)
Other income, net	278	171	804	673

Net loss	$(5,872)	$(6,040)	$(15,177)	$(9,143)

Basic and diluted net loss per common share	$(0.20)	$(0.24)	$(0.53)	$(0.36)

Shares used in computing basic and diluted net loss per common share	28,935	25,439	28,863	25,391

See accompanying notes.

KOSAN BIOSCIENCES INCORPORATED

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2004	2003
Operating activities
Net loss	$(15,177)	$(9,143)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,864	1,723
Amortization of investment premiums and discounts, net	1,430	1,039
Amortization of stock-based compensation, net of reversals	152	86
Other stock-based compensation	430	395
Changes in assets and liabilities:
Accounts receivable	6,051	(1,586)
Prepaid expenses and other current assets	(22)	(171)
Other assets and notes receivable from related parties	159	143
Accounts payable and accrued liabilities	(576)	1,577
Deferred revenue	(4,218)	10,595

Net cash (used in) provided by operating activities	(9,907)	4,658

Investing activities
Acquisition of property and equipment	(1,748)	(3,506)
Purchase of investments	(70,904)	(88,865)
Proceeds from maturity of investments	56,181	80,561

Net cash used in investing activities	(16,471)	(11,810)

Financing activities
Proceeds from issuance of common stock, net of repurchases	1,401	758
Proceeds from the repayment of notes receivable from stockholders	—	774
Proceeds from equipment loans	1,290	2,571
Principal payments under equipment loans	(1,517)	(1,595)

Net cash provided by financing activities	1,174	2,508

Net decrease in cash and cash equivalents	(25,204)	(4,644)
Cash and cash equivalents at beginning of period	31,491	22,191

Cash and cash equivalents at end of period	$6,287	$17,547

See accompanying notes.

KOSAN BIOSCIENCES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

1. Organization and Summary of Significant Accounting Policies

Overview

Kosan Biosciences Incorporated (the “Company”) was incorporated under the laws of the State of California on January 6, 1995 and commenced operations in 1996. In July 2000, the Company was reincorporated under the laws of the state of Delaware. The Company has proprietary technologies for the manipulation of polyketides, a rich source of pharmaceutical products. The Company uses its platform technologies to develop product candidates that target large pharmaceutical markets. In collaboration with Hoffmann-La Roche Inc. and F. Hoffmann-La Roche Ltd., collectively Roche, the Company is testing KOS-862 (Epothilone D), a potential anticancer agent, in Phase Ib and Phase II clinical trials. The three Phase Ib trials are traditional dose-escalating trials in combination with other chemotherapeutic agents. The two current Phase II studies are Simon two-stage design trials that have an interim review and decision point following the completion of stage one before advancing to stage two. The Phase II clinical trial in breast cancer is currently in stage one, with a review and decision point expected in the first half of 2005. The Phase II clinical trial in non-small cell lung cancer is expected to reach a stage one review and decision point in the fourth quarter of 2004. Recent enrollment rates in this trial have surpassed the number of patients expected to be required for evaluation at stage one, and new patient screening for admission to the trial has been temporarily suspended pending review of results from stage one when it is completed. The Company expects to initiate a third KOS-862 Phase II clinical trial of the same Simon two-stage design for the treatment of prostate cancer in the fourth quarter of 2004. An evaluation and decision point for stage one of this trial will likely occur in late 2005.

The Company is also developing geldanamycin analogs as anticancer agents and are collaborating with the National Cancer Institute, or NCI, to test two of them, 17-AAG, which is in Phase II, Phase I and Phase Ib clinical trials, and DMAG, which is in Phase I. 17-AAG is in Phase II clinical trials as monotherapy in several cancers and in several Phase Ib combination trials. In collaboration with the NCI, the Company expects to announce interim results for several of these trials over the course of 2005. The Company is also developing its own proprietary formulation of 17-AAG, which it refers to as KOS-953. KOS-953 is in Phase I clinical trials as monotherapy in multiple myeloma and the Company expects to announce interim results in mid-2005. In combination Phase Ib trials, KOS-953 is being used with Velcade and Gleevec; the Company expects to announce interim results from one or more of these trials in the second half of 2005. The Company also has additional product candidates in the areas of infectious disease and gastrointestinal motility that are undergoing preclinical evaluation and several early stage product and research technology development programs.

The Company has funded its operations primarily through sales of convertible preferred stock and common stock, contract payments under its collaboration agreements, government grant awards, interest income and equipment financing arrangements. Prior to achieving profitable operations, the Company intends to fund operations through the additional sale of equity securities, strategic collaborations, government grant awards and debt financing.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. The information as of September 30, 2004, and for the three and nine months ended September 30, 2004 and 2003, reflects all adjustments (including normal recurring adjustments) that the management of the Company believes are necessary for a fair presentation of the results for the periods presented. Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

KOSAN BIOSCIENCES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)

(unaudited)

1. Organization and Summary of Significant Accounting Policies (continued)

Cash Equivalents and Investments (continued)

The Company holds a restricted investment consisting of a certificate of deposit of approximately $949,000 at September 30, 2004 and $903,000 at December 31, 2003. This investment is carried at fair value and is restricted as to withdrawal under a letter of credit agreement related to a facility lease. This investment is held in the Company’s name and is included in long-term investments on the Company’s financial statements.

Revenue Recognition

The Company recognizes license and other up-front and initial fees pursuant to research and development collaboration agreements over the estimated research and development term of the respective agreement. These estimated terms are reviewed on a periodic basis and updated if the underlying assumptions are modified. Payments related to substantive performance milestones that are at risk at the initiation of an agreement are recognized upon successful completion of a performance milestone event. Contract revenues related to collaborative research and development efforts are recognized as revenue as the related services are performed or delivered in accordance with contract terms. Such payments generally are made based on the number of full-time equivalent researchers assigned to the collaboration project and the related research and development expenses incurred or as other deliverables under the contract are fulfilled. Revenues related to government grants are recognized at the time a grant is awarded and as the related research expenses are incurred. Any amounts received in advance of performance are recorded as deferred revenue until earned.

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

As the Company’s epothilone and geldanamycin programs advance into and through clinical trials, the related costs will have a significant effect on the Company’s research and development expenses. Expenses related to clinical trials generally are accrued based on the level of patient enrollment and activity according to the protocol. The Company monitors patient enrollment levels and related activity and adjusts estimates accordingly.

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

KOSAN BIOSCIENCES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)

(unaudited)

1. Organization and Summary of Significant Accounting Policies (continued)

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss	$(5,872)	$(6,040)	$(15,177)	$(9,143)

Weighted-average shares of common stock outstanding	28,946	25,543	28,890	25,534
Less: weighted-average shares subject to repurchase	(11)	(104)	(27)	(143)

Weighted-average shares used in computing basic and diluted net loss per common share	28,935	25,439	28,863	25,391

Basic and diluted net loss per common share	$(0.20)	$(0.24)	$(0.53)	$(0.36)

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

KOSAN BIOSCIENCES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)

(unaudited)

1.	Organization and Summary of Significant Accounting Policies (continued)

The Company’s pro forma information follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss attributable to common stockholders, as reported	$(5,872)	$(6,040)	$(15,177)	$(9,143)
Add: Stock-based employee compensation expense included in reported net loss	33	224	152	86
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(967)	(887)	(2,991)	(1,738)

Pro forma net loss	$(6,806)	$(6,703)	$(18,016)	$(10,795)

Basic and diluted net loss per common share:
As reported	$(0.20)	$(0.24)	$(0.53)	$(0.36)
Pro forma	$(0.24)	$(0.26)	$(0.62)	$(0.43)

New Accounting Pronouncement

On March 31, 2004, the FASB issued an Exposure Draft (ED), “Share-Based Payment—An Amendment of FASB Statements No. 123 and 95.” The proposed statement addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB 25, and generally would require instead that such transactions be accounted for using a fair-value based method. As proposed, companies would be required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. As proposed, the new rules would be applied on a modified prospective basis as defined in the ED, and would be effective for the Company beginning July 1, 2005. The FASB expects to issue a final standard by December 31, 2004. The Company is currently evaluating option valuation methodologies and assumptions in light of the proposed standards related to employee stock options. Current estimates of option values using the Black-Scholes method may not be indicative of results from valuation methodologies ultimately adopted in the final rules.

2. Research and Development Agreements

Roche

Effective September 2002, the Company entered into a research and development collaboration agreement (the “Agreement”) with Hoffmann-La Roche, Inc. and F. Hoffmann-La Roche Ltd. (collectively “Roche”). Under the terms of the Agreement, Roche has worldwide exclusive rights to market and sell KOS-862 (Epothilone D) and other epothilones (including KOS-1584) in the field of oncology, and the Company will co-develop and has the right to co-promote the product in the United States. The Agreement provides for the Company to receive payments for the reimbursement of research and development expenditures, funding of a back-up program, achievement of clinical, regulatory and commercial milestones, development activities and

KOSAN BIOSCIENCES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)

(unaudited)

2. Research and Development Agreements (continued)

royalties on sales of collaboration products. Effective July 1, 2004, the Company entered into an amendment to the Agreement that provided for the reimbursement of costs that exceeded the previously stipulated amounts set forth in the Agreement. In addition, the Company has the opportunity to increase its royalties through a buy-in at a later stage of clinical development and by co-promotion of products resulting from the collaboration. For the three and nine months ended September 30, 2004, the Company recognized revenue related to this agreement of approximately $5.8 million and $17.1 million, respectively. For the three and nine months ended September 30, 2003, the Company recognized revenue related to this agreement of approximately $5.5 million and $17.3 million, respectively, of which $2.0 million was related to a non-recurring milestone payment in the second quarter of 2003.

Johnson & Johnson Pharmaceutical Research and Development, LLC

Effective September 1998, the Company signed a collaborative agreement with the R.W. Johnson Pharmaceutical Research Institute, LLC and Ortho-McNeil Pharmaceutical, Inc., both Johnson & Johnson companies. Effective December 28, 2003, the agreement expired and rights to compounds and technologies developed in the collaboration have reverted to the Company. For the nine months ended September 30, 2003, the Company recognized revenue in connection with this agreement of approximately $993,000, of which $250,000 was related to a non-recurring milestone payment in the first quarter of 2003.

License Agreements

The Company has collaborative and license agreements with several academic, government and medical institutions. Included in research and development expenses were total payments made under these agreements of approximately $675,000 and $775,000 for the three months ended September 30, 2004 and 2003, respectively, and $769,000 and $1.5 million for the nine months ended September 30, 2004 and 2003, respectively.

3. Comprehensive Loss

For the three and nine months ended September 30, 2004 and 2003, comprehensive loss was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss	$(5,872)	$(6,040)	$(15,177)	$(9,143)
Unrealized gain (loss) on available-for-sale securities	162	(20)	(331)	(81)

Comprehensive loss	$(5,710)	$(6,060)	$(15,508)	$(9,224)

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

KOSAN BIOSCIENCES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)

(unaudited)

4. Equipment Financing (continued)

In May 2003, the Company entered into a $3.5 million equipment line of credit agreement. As of September 30, 2004, the Company had utilized approximately $3.3 million of the line of credit, and the remaining amount was allowed to expire. In April 2004, the Company entered into a new $3.5 million equipment line of credit agreement, of which $359,000 had been utilized as of September 30, 2004.

5. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2004	December 31, 2003
Research and development-related	$2,747	$3,699
Compensation-related	1,517	1,368
Professional services	1,075	978
Facilities-related	832	670
Other	328	310

	$6,499	$7,025

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as may, will, should, expect, plan, anticipate, believe, estimate, predict, potential or continue, the negative of terms like these or other comparable terminology. Actual events or results may differ materially from those anticipated in these forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risks outlined under the caption “Risk Factors That May Affect Results of Operations and Financial Condition” set forth at the end of this Item 2 and those contained from time to time in our other filings with the SEC. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

Overview

We have proprietary technologies for the manipulation of polyketides, a rich source of pharmaceutical products. We use our platform technologies to develop product candidates that target large pharmaceutical markets. In collaboration with Hoffmann-La Roche Inc. and F. Hoffmann-La Roche Ltd., collectively Roche, we are testing KOS-862 (Epothilone D), a potential anticancer agent, in Phase Ib and Phase II clinical trials. The three Phase Ib trials are traditional dose-escalating trials in combination with other chemotherapeutic agents. The two current Phase II studies are Simon two-stage design trials that have an interim review and decision point following the completion of stage one before advancing to stage two. The Phase II clinical trial in breast cancer is currently in stage one, with a review and decision point expected in the first half of 2005. The Phase II clinical trial in non-small cell lung cancer is expected to reach a stage one review and decision point in the fourth quarter of 2004. Recent enrollment rates in this trial have surpassed the number of patients expected to be required for evaluation at stage one, and new patient screening for admission to the trial has been temporarily suspended pending review of results from stage one when it is completed. We expect to initiate a third KOS-862 Phase II clinical trial of the same Simon two-stage design for the treatment of prostate cancer in the fourth quarter of 2004. An evaluation and decision point for stage one of this trial will likely occur in late 2005.

We are also developing geldanamycin analogs as anticancer agents and are collaborating with the National Cancer Institute, or NCI, to test two of them, 17-AAG, which is in Phase II, Phase I and Phase Ib clinical trials, and DMAG, which is in Phase I. 17-AAG is in Phase II clinical trials as monotherapy in several cancers and in several Phase Ib combination trials. In collaboration with the NCI, we expect to announce interim results for several of these trials over the course of 2005. We are also developing our own proprietary formulation of 17-AAG, which we refer to as KOS-953. KOS-953 is in Phase I clinical trials as monotherapy in multiple myeloma and we expect to announce interim results in mid-2005. In combination Phase Ib trials, KOS-953 is being used with Velcade and Gleevec; we expect to announce interim results from one or more of these trials in the second half of 2005. We also have additional product candidates in the areas of infectious disease and gastrointestinal motility that are undergoing preclinical evaluation and several early stage product and research technology development programs.

We have incurred significant losses since our inception. As of September 30, 2004, our accumulated deficit was approximately $94.3 million. We expect to incur additional operating losses over the next several years as we continue to develop our technologies and fund internal product research and development.

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

Results of Operations

Revenues

Revenues were approximately $6.8 million and $19.1 million for the three and nine months ended September 30, 2004, respectively, compared to approximately $6.3 million and $20.8 million for the same periods in 2003. For the quarter ended September 30, 2004, the increase in quarterly revenue over the same period last year was primarily due to additional revenue under Kosan’s epothilone global development and commercialization agreement with Roche, reflecting additional reimbursement of costs related to work performed under the terms of the amended agreement and continued progress in the partners’ clinical development programs. For the nine months ended September 30, 2004, the decrease in revenue from the same period last year was primarily due to a $2.0 million non-recurring milestone payment from Roche that was recognized in 2003. Included in total contract revenue for 2004 was $4.2 million related to the ratable portion of a $25.0 million initial fee that is being recognized through the second half of 2007, the remaining estimated clinical development period. The remaining amount consisted of reimbursement of research and development expenses, including expenses associated with clinical trials conducted by us and clinical materials purchased by Roche from us. Included in Roche-related contract revenue for 2003 was $2.0 million related to the ratable portion of the first of two $12.5 million installments of the initial fee and a $2.0 million non-recurring milestone. As of September 30, 2004, Roche has fulfilled its obligation to reimburse us for expenses related to epothilone analog research and production related activities. For the nine months ended September 30, 2004 and 2003, such revenue approximated $7.2 million and $8.8 million, respectively. Total contract revenues under our former collaboration with J&J were approximately $993,000 for the nine months ended September 30, 2003. The collaboration expired in December 2003, and no additional revenues will be generated under this agreement. If we do not maintain or further extend our agreement with Roche, our revenues will significantly decrease unless we enter into additional collaborations that provide substantial revenues.

In addition, we recognized approximately $915,000 and $2.0 million in grant revenue for the three and nine months ended September 30, 2004, respectively, compared to approximately $766,000 and $2.3 million for the same periods last year. For the three months ended September 30, 2004, the increase was primarily due to additional government grants awarded during the quarter. For the nine months ended September 30, 2004, the decrease was primarily due to the timing of government grant awards and a decrease in the level of effort expended on government grant awards in the first half of 2004.

Research and Development Expenses

Our research and development expenses increased to approximately $11.3 million and $30.6 million for the three and nine months ended September 30, 2004, respectively, from approximately $11.2 million and $26.8 million for the same periods in 2003. For the quarter ended September 30, 2004, the approximately $100,000 increase over the same three month period in 2003 was primarily due to an approximately $1.2 million increase in outside services related to the advancement of KOS-862 into Phase II and Phase Ib clinical trials, the advancement of KOS-953 into Phase Ib clinical trials and the related production of clinical material and preclinical development of our epothilone and geldanamycin analogs. This increase was partially offset by an approximately $1.1 million in reduced licensing related fees. For the nine months ended September, 30, 2004, the approximately $3.8 million increase over the same period in 2003 was due in large part to an increase in outside services related to the advancement of KOS-862 into Phase II and Phase Ib clinical trials, the advancement of KOS-953 (17-AAG) into Phase I and Phase Ib clinical trials, the related production of clinical material and preclinical development of our epothilone and geldanamycin analogs, which totaled approximately $3.3 million. Additionally, $1.4 million of the increase was due to higher research and development salaries and other personnel-related expenses and an approximately $1.0 million increase in facility and expansion costs. These increases were partially offset by approximately $1.9 million in reduced licensing-related fees. We expect our research and development expenses will increase substantially as our epothilone and geldanamycin product candidates advance further into the clinic, and as we advance our research programs into later stages of development.

General and Administrative Expenses

General and administrative expenses were approximately $1.6 million and $4.4 million for the three and nine months ended September 30, 2004, respectively, compared to approximately $1.3 million and

$3.8 million for the same periods last year. For the quarter and nine months ended September 30, 2004, the approximately $300,000 and $600,000 increases over the same periods in 2003 were primarily due to increased costs to associated with key management terminations and increased costs to support our efforts related to the Sarbanes-Oxley Act of 2002 compliance and business development. We expect our general and administrative expenses will increase in the future to support the anticipated growth of our research and development efforts and to ensure continued compliance with requirements related to Sarbanes-Oxley.

Other Income, net

Interest income increased to approximately $367,000 and $1.1 million for the three and nine months ended September 30, 2004, respectively, from approximately $255,000 and $925,000 for the same periods in 2003. These increases were primarily attributed to higher average investment balances in the first nine months of 2004 that resulted from our registered direct offering in December 2003, partially offset by lower average interest rates compared to the same period in 2003.

Interest expense increased to approximately $89,000 and $267,000 for the three and nine months ended September 30, 2004, from approximately $84,000 and $252,000 for the same periods in 2003. These increases resulted from additional debt financing of property and equipment over the past year. We expect our interest expense will increase in the future resulting from additional property and equipment-related debt financings combined with anticipated higher interest rates.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through sales of our convertible preferred stock and common stock, contract payments received under our corporate collaboration agreements and government grant awards, interest income and equipment financing arrangements. As of September 30, 2004, we had received approximately $149.6 million from the sale of convertible preferred stock and common stock, approximately $90.2 million from contract payments received under our corporate collaboration agreements and government grant awards, approximately $13.8 million from interest income and approximately $11.7 million from equipment financing arrangements. As of September 30, 2004, we had approximately $93.1 million in cash and investments, compared to approximately $105.3 million as of December 31, 2003. Our funds are currently invested in U.S. Treasury and government agency obligations and corporate obligations.

Our operating activities used cash of approximately $9.9 million for the nine months ended September 30, 2004, compared to cash provided by operating activities of approximately $4.7 million for the same period in 2003. Our net loss of approximately $15.2 million for the nine months ended September 30, 2004 was partially offset by non-cash charges of approximately $3.9 million related to stock-based compensation, depreciation and amortization of investment premiums and discounts. Cash provided by operations in the same period in 2003 was primarily attributable to the receipt of the second of two $12.5 million installments of an initial fee from Roche, partially offset by a net loss of $9.1 million.

Our investing activities, excluding changes in our investments, for the nine months ended September 30, 2004, used cash of approximately $1.7 million, compared to approximately $3.5 million for the same period in 2003, reflecting facility and capital expenditures as we continued to improve upon our laboratory capabilities.

Cash provided by financing activities was approximately $1.2 million for the nine months ended September 30, 2004, compared to approximately $2.5 million for the same period in 2003. This decrease was primarily attributed to a lower level of equipment loans in 2004 that resulted from reduced spending on property and equipment. Financing activities for 2004 included approximately $227,000 in scheduled payments on existing debt, net of proceeds from equipment loans, and $1.4 million in proceeds from the sale of our common stock related to stock option exercises and stock purchases made under our 2000 Employee Stock Purchase Plan. Financing activities for 2003 included approximately $1.0 million in proceeds from equipment loans, net of scheduled payments on existing debt, $758,000 in proceeds from the sale of our common stock related to stock option exercises and stock purchases made under our 2000 Employee Stock Purchase Plan and $774,000 related to proceeds from the repayment of notes receivable from stockholders.

In April 2003, we entered into a $3.5 million equipment line of credit agreement for facility improvements and capital purchases. As of June 30, 2004, we had utilized approximately $3.3 million of the line of credit, and the remaining $200,000 was allowed to expire. In April 2004, we entered into a new $3.5 million line of credit agreement, which expires in April 2005. As of September 30, 2004, we had utilized approximately $359,000 of this line of credit.

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

We expect that additional financing will be required in the future to fund operations. We expect to finance future cash needs through the sale of equity securities, strategic collaborations, government grant awards and debt financing. In September 2003, we filed a registration statement on Form S-3 to offer to sell common stock in one or more offerings up to a dollar amount of $75.0 million. In December 2003, we completed a registered direct offering of 3,115,000 shares of common stock at a price of $9.00 per share. We received approximately $26.0 million in net proceeds after placement agent fees and other offering costs. As of September 30, 2004, approximately $47.0 million of our securities remained available to offer on the Form S-3. We have no current commitments to offer and sell any securities that may be offered or sold pursuant to such registration statement. Additional financing or collaboration and licensing arrangements may not be available when needed or, if available, may not be on terms favorable to us or our stockholders. Insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs, to lose rights under existing licenses or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose or may adversely affect our ability to operate as a going concern. If additional funds are obtained by issuing equity securities, substantial dilution to existing stockholders may result. In addition, see “Risk Factors That May Affect Results of Operations and Financial Condition”.

As of September 30, 2004, our obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments were as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)
Equipment financing obligations	$4,735	$2,170	$2,408	$157	$—
Operating leases	11,271	1,574	3,315	2,400	3,982

Total contractual cash obligations	$16,006	$3,744	$5,723	$2,557	$3,982

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

We commenced operations in 1996 and are still in an early stage of development. We have not commercialized any products, and we have incurred significant losses to date. As of September 30, 2004, we had an accumulated deficit of approximately $94.3 million. To date, our revenues have been solely from collaborations and government grant awards. Our expenses have consisted principally of costs incurred in research and development and from general and administrative costs associated with our operations. We have incurred net losses since our inception, including a net loss of approximately $15.2 million for the nine months ended September 30, 2004. We expect our expenses to increase and to continue to incur operating losses for at least the next several years as we continue our research and development efforts for our drug candidates and research programs. The amount of time necessary to commercialize successfully any of our drug candidates is long and uncertain, and commercialization may not occur at all. As a result, we may never become profitable.

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

We do not know if whether additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to our stockholders or us. If adequate funds are not available, we may be required to delay, scale back or eliminate some or all of our research or development programs, to lose rights under existing licenses or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations - Liquidity and Capital Resources”.

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

We must provide the FDA and foreign regulatory authorities with clinical data that demonstrate the safety and efficacy of our products before they can be approved for commercial sale. As a result, commercialization of our product candidates depends upon successful completion of clinical trials. Preclinical testing and clinical development are long, expensive and uncertain processes. It may take us several years to complete our testing, and failure can occur at any stage of testing. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and interim results of trials do not necessarily predict final results. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. Also, preclinical and clinical data can be interpreted in different ways, which could delay, limit or prevent further testing or regulatory approval.

We do not know whether planned clinical trials (including ongoing and anticipated clinical trials of KOS-862, KOS-1584, 17-AAG, KOS-953, DMAG or other product candidates) will begin on time or whether any of our clinical trials (including ongoing and anticipated clinical trials of KOS-862, KOS-1584, 17-AAG, KOS-953, DMAG or other product candidates) will be completed on schedule, or at all. Negative or inconclusive results or adverse medical events during a clinical trial could cause a clinical trial to be repeated or a program to be terminated. Certain of the clinical trials of our product candidates are designed to include two stages, with the decision whether to proceed to the second stage dependent on results obtained in the first stage. Failure to achieve predetermined response rates as defined in the protocol may result in the decision not to proceed into the second stage of the related trial.

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

Completion of clinical trials may take several years or more. The length of time generally varies substantially according to the type, complexity, novelty and intended use of the drug candidate. Our clinical trials (including ongoing and anticipated clinical trials of KOS-862, KOS-1584, 17-AAG, KOS-953, DMAG or other product candidates) may be suspended at any time, if we, the FDA, or other regulatory authorities believe the patients participating in our studies are exposed to unacceptable health risks. Our commencement and rate of completion of clinical trials may be delayed by many factors, including:

•	ineffectiveness of the study compound, or perceptions by physicians that the compound is not effective for a particular indication;

•	inability to manufacture sufficient quantities of compound for use in clinical trials;

•	failure of the FDA or other regulatory authorities to approve our clinical trial protocols;

•	slower than expected rate of patient recruitment;

•	adverse medical events or the death of patients during a clinical trial for a variety of reasons, including the advanced status of their disease and medical problems that are not related to our product candidates;

•	inconclusive or negative results experienced during the clinical trial;

•	third-party clinical investigators failing to perform our clinical trials on our anticipated schedule or consistent with a clinical trial protocol, and other third-party organizations not performing data collection and analysis in a timely or accurate manner; and

•	government or regulatory delays.

Our product development costs will increase if we have delays in testing or approvals or if we need to perform more or larger clinical trials than planned. If the delays are significant, our financial results and the commercial prospects for our products will be harmed, and our ability to become profitable will be delayed. If any current or future clinical trials (including ongoing and anticipated clinical trials of KOS-862, KOS-1584, 17-AAG, KOS-953, DMAG or other product candidates) are not successful, our business, financial condition and results of operations will be harmed.

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

Changes in the regulatory approval policy during the development period, changes in or the enactment of additional regulations or statutes, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. Even if the FDA or other regulatory authorities approves a product candidate, the approval may impose significant restrictions on the indicated uses, conditions for use, labeling, advertising, promotion, marketing and/or production of such product, and may impose ongoing requirements for post-approval studies, including additional research and development and clinical trials. The FDA or other regulatory authorities also may impose various civil or criminal sanctions for failure to comply with regulatory requirements, including withdrawal of product approval.

Furthermore, the approval procedure and the time required to obtain approval varies among countries and can involve additional testing beyond that required by the FDA. Approval by one regulatory authority does not ensure approval by regulatory authorities in other jurisdictions.

The FDA and other regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical, clinical or other studies. Any clinical trial may fail to produce results satisfactory to the FDA or other regulatory authorities. Preclinical and clinical data can be interpreted in different ways, which could delay, limit or prevent regulatory approval. Furthermore, even if we file an application with the FDA or other regulatory authorities for marketing approval of a product candidate, it may not result in marketing approval from the FDA or other regulatory authorities.

We do not know whether our existing or any future clinical trials (including ongoing and anticipated clinical trials of KOS-862, KOS-1584, 17-AAG, KOS-953, DMAG or other product candidates) will demonstrate safety and efficacy sufficient to obtain the requisite regulatory approvals or will result in marketable products. Our failure to adequately demonstrate the safety and efficacy of our products under development will prevent receipt of FDA and foreign approvals and, ultimately, commercialization of our products.

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

We rely in some cases, and in the future may rely upon, single sources for key intermediates, active pharmaceutical ingredients and formulated drug product for our product candidates. Currently, we are the sole manufacturer of the active pharmaceutical ingredient for KOS-862, and we use a single outside contractor to formulate drug product for KOS-862. We (or, with respect to KOS-862, Roche) currently maintain limited inventories of the active pharmaceutical ingredient for KOS-862 at our facilities in Hayward, California and of formulated drug product for KOS-862 at a total of three locations (including our facility in Hayward). In our geldanamycin program, we currently use a single manufacturer to make the active pharmaceutical ingredient 17-AAG and DMAG and formulate drug product for KOS-953 both at our own facility and through a contract manufacturer. We currently maintain a limited inventory of KOS-953 in two locations. The NCI is responsible for formulation of drug product for its clinical work with 17-AAG and DMAG, and the NCI is not obligated to maintain an inventory of either the active pharmaceutical ingredient or formulated drug product for 17-AAG or DMAG. If any of our manufacturing or inventory facilities or relationships encounter delays, are destroyed or otherwise become unavailable, then the clinical development of our product candidates (including KOS-862, KOS-1584, 17-AAG, KOS-953 and DMAG) or submissions for their regulatory approval could be delayed or precluded, and our ability to deliver on a timely basis any products that we may develop could be impaired or precluded. Adverse effects would be particularly acute if problems arise with our sole sourcing and inventory relationships.

A number of factors could cause prolonged interruptions, including the inability of a supplier to provide raw materials used for manufacture of our products, equipment malfunctions or failures, changes in FDA or other regulatory authority requirements or standards that require modifications to the manufacturing processes or facilities used in the production of our products, action by the FDA, other regulatory authorities or us that results in the halting or slowdown of production of one or more of our products due to regulatory issues, a contract manufacturer going out of business or failing to produce product as contractually required or other similar factors. In addition, our facilities in Hayward, California are located within the San Francisco Bay area, an area that is subject periodically to earthquakes. Our access to any key intermediates, active pharmaceutical ingredient or formulated drug product for our product candidates sourced or inventoried solely through our facilities in Hayward may be subject to interruption in the event of an earthquake.

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

The biotechnology industry is characterized by extensive litigation regarding patents and other intellectual property rights. We are aware of patents and published patent applications that, if valid, and if we are unsuccessful in circumventing or acquiring the rights to these patents, may block our ability to commercialize products based on the drug candidates that we are developing or pursue our PKS (polyketide synthase) gene manipulation and production technologies. We cannot be sure that other parties have not filed for or been issued relevant patents that could affect our ability to obtain patents or to operate as we would like to. Others may sue us in the future to challenge our patent or other intellectual property rights or claim infringement or misappropriation of their patents or other intellectual property rights or a breach of license agreements, or we may be required to commence legal proceedings to resolve our patent or other intellectual property rights. An adverse determination in any litigation or in administrative proceeding to which we may become a party could subject us to significant liabilities to others, result in our patents being deemed invalid, unenforceable or revoked, require us to license disputed rights from others or require us to cease using the disputed technology. In addition, our involvement in any of these proceedings may cause us to incur substantial costs and result in diversion of management and technical personnel.

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

Our officers, directors and their affiliates together controlled approximately 24% of our outstanding common stock as of September 30, 2004. As a result, these stockholders, if they act together, are able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may delay or prevent a change in control of us and might affect the market price of our common stock, even when a change may be in the best interests of all stockholders. In addition, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders, and accordingly, they could cause us to enter into transactions or agreements, which we would not otherwise consider.

Our stock price has been, and may continue to be, extremely volatile.

The trading price of our common stock has been, and is likely to continue to be, highly volatile. During the period from September 30, 2003 through September 30, 2004, our common stock traded between $5.71 and $14.77 on the Nasdaq National Market. The trading price of our common stock could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

•	announcements of technological developments in research by us or our competitors;

•	delay or failure in initiating, conducting, completing or analyzing clinical trials or unsatisfactory design or results of these trials by us or our competitors;

•	domestic and international regulatory developments;

•	achievement of regulatory approvals;

•	new products or services introduced or announced by us or our competitors;

•	changes in financial estimates by securities analysts;

•	announcements of expiration or termination of collaborations or government research grants, which may not be renewed or replaced;

•	announcements of departures of key personnel;

•	announcements of litigation or an unfavorable outcome in litigation;

•	sales of our common stock; and

•	economic and other external factors or other disasters or crises.

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

We believe that our existing cash and investment securities and anticipated cash flow from our existing collaboration will be sufficient to support our current operating plan into 2006. We have based this estimate on assumptions that may prove to be wrong. Our future capital requirements depend on many factors that affect our research, development, collaboration and sales and marketing activities. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

If we are unable to favorably assess the effectiveness of internal controls over financial reporting, or if our independent auditors are unable to provide an unqualified attestation report on our assessment, our stock price could be adversely affected.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and beginning with our Annual Report on Form 10-K for the year ending December 31, 2004, our management will be required to report on, and our independent auditors to attest to, the effectiveness of our internal controls over financial reporting as of the end of 2004. The rules governing the standards that must be met for management to assess the effectiveness of our internal controls over financial reporting are new and complex and require significant documentation, testing and possible remediation. We are currently in the process of reviewing, documenting and testing our internal controls over financial reporting, which has and may continue to result in increased expenses and the devotion of significant management resources. We may encounter problems or delays in completing the implementation of any changes necessary to make a favorable assessment of our internal controls over financial reporting. In addition, in connection with the attestation process by our independent auditors, we may encounter problems or delays in completing the implementation of any requested improvements and receiving a favorable attestation. If we cannot favorably assess the effectiveness of our internal controls over financial reporting, or if our independent auditors are unable to provide an unqualified attestation report on our assessment, investor confidence and our stock price could be adversely affected.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investments to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and investment-grade corporate obligations. Through our money managers, we maintain risk management control systems to monitor interest rate risk. The risk management control systems use analytical techniques, including sensitivity analysis. If market interest rates were to increase by 100 basis points, or 1%, as of September 30, 2004 rates, the fair value of our portfolio would decline by approximately $595,000 on that date.

The following table represents the fair value balance of our cash, cash equivalents and short-term and long-term investments that are subject to interest rate risk by year of expected maturity and average interest rates as of September 30, 2004 (dollars in thousands):

	2004	2005	2006
Cash & cash equivalents	$6,287	$—	$—
Average interest rates	1.49%

Short-term investments	18,805	44,408	—
Average interest rates	1.53%	1.61%

Long-term investments	—	10,554	13,003
Average interest rates		1.78%	2.28%

We did not hold any derivative instruments as of September 30, 2004, and we have never held such instruments in the past. In addition, we had outstanding debt, consisting of borrowings under equipment financings, of $4.3 million as of September 30, 2004, with a range of interest rates from 6.31% to 9.40%.

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

Changes in Internal Controls. There have been no changes in our internal controls over financial reporting during the period covered by this report, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1: Legal Proceedings

Not applicable.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

b) Use of Proceeds

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

As of September 30, 2004, all net offering proceeds have been applied with approximately $8.2 million used to purchase property and equipment and approximately $65.2 million used for general corporate purposes.

Item 3: Defaults Upon Senior Securities

Not applicable.

Item 4: Submission of Matters to a Vote of Security Holders

None.

Item 5: Other Information

In July 2004, the audit committee approved $30,000 for non-audit services related to Section 404 of the Sarbanes-Oxley Act of 2002.

(a) Item 6: Exhibits

Exhibit No.
3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Bylaws of Registrant. (2)

4.1	Form of Specimen Common Stock Certificate. (3)

4.2	Third Amended and Restated Registration Rights Agreement, dated March 30, 2000, between Registrant and certain stockholders. (3)

4.3	Registrant’s Certificate of Designation of Series A Junior Preferred Stock. (4)

10.1	Amendment to Collaborative Research, Development and Commercialization Agreement, effective July 1, 2004, by and between Registrant and Hoffmann-La Roche Inc.

10.2	Transition Separation and Consulting Agreement between Registrant and Michael S. Ostrach dated August 4, 2004.*

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification by the Chief Executive Officer and the Chief Financial Officer of Kosan Biosciences Incorporated, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United Stated Code (18 U.S.C. 1350). (5)

(1)	Incorporated herein by reference to an exhibit of our quarterly report on Form 10-Q for the period ended June 30, 2001.
(2)	Incorporated herein by reference to an exhibit of our Quarterly Report on Form 10-Q for the period ended June 30, 2003.
(3)	Incorporated herein by reference to an exhibit of our Registration Statement on Form S-1, Registration No. 333-33732.
(4)	Incorporated by reference to an exhibit of our current report on Form 8-K filed on October 15, 2001.
(5)	This certification “accompanies” the Quarterly Report on Form 10-Q to which it relates, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Kosan Biosciences Incorporated under the Securities Act or the Exchange Act (whether made before or after the date of the Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.
*	Represents a management or director compensation plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kosan Biosciences Incorporated

November 5, 2004	By:	/s/ Daniel V. Santi, M.D., Ph.D.
Daniel V. Santi, M.D., Ph.D.
Chairman and Chief Executive Officer

November 5, 2004	By:	/s/ Susan M. Kanaya
Susan M. Kanaya
Senior Vice President, Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.
3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Bylaws of Registrant. (2)

4.1	Form of Specimen Common Stock Certificate. (3)

4.2	Third Amended and Restated Registration Rights Agreement, dated March 30, 2000, between Registrant and certain stockholders. (3)

4.3	Registrant’s Certificate of Designation of Series A Junior Preferred Stock. (4)

10.1	Amendment to Collaborative Research, Development and Commercialization Agreement, effective July 1, 2004, by and between Registrant and Hoffmann-La Roche Inc.

10.2	Transition Separation and Consulting Agreement between Registrant and Michael S. Ostrach dated August 4, 2004.*

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification by the Chief Executive Officer and the Chief Financial Officer of Kosan Biosciences Incorporated, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United Stated Code (18 U.S.C. 1350). (5)

(1)	Incorporated herein by reference to an exhibit of our quarterly report on Form 10-Q for the period ended June 30, 2001.
(2)	Incorporated herein by reference to an exhibit of our Quarterly Report on Form 10-Q for the period ended June 30, 2003.
(3)	Incorporated herein by reference to an exhibit of our Registration Statement on Form S-1, Registration No. 333-33732.
(4)	Incorporated by reference to an exhibit of our current report on Form 8-K filed on October 15, 2001.(5) This certification “accompanies” the Quarterly Report on Form 10-Q to which it relates, pursuant to Section 906 of the Sarbanes Oxley Act of 2002, and is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Kosan Biosciences Incorporated under the Securities Act or the Exchange Act (whether made before or after the date of the Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.
*	Represents a management or director compensation plan.