Form 10-K
period 2004-12-31
KOSAN BIOSCIENCES INC
filed 2005-03-16
CIK 1110206

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

[ x ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2004.

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

COMMON STOCK, $.001 PAR VALUE PER SHARE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ]    No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ x ].

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ x ]    No [  ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $144,470,792 as of June 30, 2004, based upon the closing sale price on the Nasdaq National Market reported for such date. The determination of affiliate status for the purposes of this calculation is not necessarily a conclusive determination for other purposes. The calculation excludes approximately 10,656,794 shares held by directors, officers and stockholders whose ownership exceeded five percent of the registrant’s outstanding Common Stock as of June 30, 2004. Exclusion of these shares should not be construed to indicate that such person controls, is controlled by or is under common control with the registrant.

The number of shares of common stock of the registrant outstanding at February 28, 2005 was 29,097,833 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Proxy Statement in connection with the registrant’s 2005 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report on Form 10-K, are incorporated by reference into Part III of this report.

Kosan Biosciences Incorporated

Form 10-K

For the Fiscal Year Ended December 31, 2004

PART I

Forward-Looking Statements and Risk Factors

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, the statements identified in “Item 1. Business” under the heading “Forward-Looking Statements.” In some cases, forward-looking statements can be identified by words such as “expect,” “anticipate,” “intend,” “believe,” “hope,” “assume,” “estimate,” “plan,” “will” and other similar words and expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.

These forward-looking statements involve risks and uncertainties, including the risks discussed in “Item 1. Business—Risks Factors That May Affect Results of Operations and Financial Condition,” that could cause our actual results to differ materially from those in the forward-looking statements. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this report. The risks discussed in “Item 1. Business—Risks Factors That May Affect Results of Operations and Financial Condition” and elsewhere in this report should be considered in evaluating our prospects and future financial performance.

ITEM 1. BUSINESS

Overview

We are a biotechnology company developing drug candidates from an important class of natural product compounds known as polyketides. Polyketides are naturally made in very small amounts in certain microorganisms and are difficult to make or modify chemically. Using our expertise and proprietary technologies, we are able to create, modify and produce polyketides in a variety of ways. Because polyketides have been a rich source of marketed drugs, creating novel polyketides and having the capability to more cost-effectively produce polyketides should provide us with a pipeline of potential drug candidates that address existing or potential large markets. We have two first-in-class, polyketide-derived agents in Phase II and Phase Ib clinical trials for the treatment of cancer: KOS-862 (Epothilone D) and 17-AAG, a geldanamycin analog and Hsp90 inhibitor.

Our lead drug candidate, KOS-862, is an epothilone with a mechanism of action similar to taxanes, one of the most successful classes of anti-tumor agents introduced in the last decade. We are co-developing KOS-862, as well as a second-generation epothilone, KOS-1584, with Hoffmann-La Roche, Inc. and F. Hoffmann-La Roche Ltd., collectively Roche, and have U.S. co-promotion rights to any resulting epothilones that receive regulatory approval for marketing. KOS-862 is in Phase II and Phase Ib clinical trials, and KOS-1584 is in a Phase I clinical trial.

The most advanced compound in our Hsp90 (heat shock protein 90) inhibitor program, 17-AAG, has a novel mechanism of action targeting multiple pathways involved in cancer cell growth and survival. We are collaborating with the National Cancer Institute, or NCI, a component of the National Institutes of Health, or NIH, in the development of 17-AAG and other analogs of geldanamycin, a polyketide, for the treatment of cancer. 17-AAG is in Phase II and Phase Ib combination clinical trials being conducted by the NCI. We are testing a proprietary formulation of 17-AAG, KOS-953, in Phase I and Phase Ib clinical trials. In addition, in collaboration with the NCI, we are developing KOS-1022 (DMAG), a second-generation geldanamycin analog, in Phase I clinical trials.

We also have additional polyketide-based product candidates in our pipeline, including compounds for cancer, gastrointestinal motility and infectious disease that are undergoing preclinical evaluation, as well as several early stage product research and technology development programs. These programs seek to alter the structure of high-value polyketide pharmaceuticals to confer advantageous properties, to use heterologous over-expression to improve production and to discover new polyketide structures for important unmet clinical needs.

KOSAN BIOSCIENCES

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

Unlike most classes of compounds, different polyketides often have unrelated structures. The common features that link the polyketides as a class are the sequence of reactions by which they are formed and the intermediate compounds made in these reactions. Each polyketide is produced by a unique polyketide synthase, or PKS, which is a large enzyme composed of many component enzymes. There are two types of PKSs, modular and iterative. We focus primarily on modular PKSs. Modular PKSs contain many enzymes, each of which is used only once during polyketide production, while iterative PKSs may use some enzymes several times. Erythromycin is an example of a polyketide made by a modular PKS. Erythromycin is not only a valuable antibiotic product, but it is also used in the production of the antibiotics azithromycin and clarithromycin.

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

Establish Collaborative Relationships. We have a collaboration with Roche to co-develop and to commercialize our anticancer product candidates, KOS-862 and KOS-1584, for the treatment of cancer. We have a collaboration with the NCI to clinically develop 17-AAG (including KOS-953) and KOS-1022 (DMAG) for the treatment of cancer. We plan to establish additional collaborative relationships with pharmaceutical companies and other research and development organizations to help us advance product candidates into or through clinical trials and to the market, obtain additional product candidates and apply our technologies to create new polyketides and develop large-scale production systems.

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

Enhance Leadership Position of Our Technology Platform. We intend to expand and enhance our technologies by continuing in-house research activities on polyketide biosynthesis and chemical synthesis. We plan to continue to extend the reach of our technologies through strategic alliances or acquisitions. We plan to broaden and protect our intellectual property portfolio and in-license patents that complement our core technologies and products.

Product Development Opportunities

Our primary programs are currently directed at discovery and development of polyketides for cancer, gastrointestinal motility disorders and infectious disease. These programs were selected because they represent opportunities where our technologies could improve upon existing products or fill unmet needs and because each addresses existing or potential large markets.

KOSAN BIOSCIENCES

Cancer

Epothilones

Epothilones are polyketides that inhibit cancer cells by the same mechanism as a class of cytotoxic drugs known as taxanes, including paclitaxel, marketed as Taxol® by Bristol-Myers Squibb Company, and docetaxel, marketed as Taxotere® by Aventis Pharmaceuticals, Inc. In 2004, worldwide net sales of taxanes were approximately $2.8 billion. The epothilones may address a key limitation of the taxane class because they are active against taxane-resistant human tumor cell lines in in vitro and in vivo animal models, as well as being active against taxane-sensitive human tumors cells in these models.

In September 2002, we entered into an agreement with Roche to jointly develop KOS-862, our lead epothilone product candidate, and other epothilones. KOS-862 is being evaluated in Phase II clinical trials in advanced breast and prostate cancers with Roche. These Phase II studies are Simon two-stage design trials that have an interim review and decision point following the completion of stage one before advancing to stage two. We are conducting the prostate cancer trial at multiple centers in North America, and Roche is conducting the breast cancer trial at multiple centers. In addition to the Phase II monotherapy trials, KOS-862 is being evaluated in Phase Ib clinical trials in combination with Gemzar®, Paraplatin® and Herceptin®, three standard-of-care anticancer chemotherapeutics. KOS-1584 is our second-generation Epothilone D anticancer product candidate that we are developing in collaboration with Roche. In December 2004, we initiated a Phase I clinical trial of KOS-1584 in solid tumors. Roche is responsible for the majority of the costs of the epothilone clinical trials conducted under our collaboration and is funding all of the KOS-862 and KOS-1584 clinical trials other than the KOS-862 prostate cancer clinical trial, which we are currently funding. Competing epothilones in clinical development include those being developed by Bristol-Myers Squibb (reported to be in Phase III clinical trials), Novartis AG (reported to be in Phase II clinical trials) and Schering AG (reported to be in Phase I clinical trials). The following table summarizes the current development status of our epothilone program.

Product Candidate	Description	Sponsor	Phase of Development	Initiation of Current Phase
KOS-862	Metastatic breast cancer	Roche	Phase II	Q2 2004
	Hormone-refractory prostate cancer	Kosan	Phase II	Q1 2005
	Combination with Gemzar®	Kosan	Phase Ib	Q1 2004
	Combination with Paraplatin®	Kosan	Phase Ib	Q3 2004
	Combination with Herceptin®	Roche	Phase Ib	Q3 2004
KOS-1584	Solid tumors	Kosan	Phase I	Q4 2004

Hsp90 Inhibitors

We are developing analogs of the polyketide geldanamycin that have been shown to cause the degradation of numerous proteins involved in the growth and survival of cancer cells. These compounds bind to and disrupt the function of Hsp90 (heat shock protein 90). Hsp90 is a molecular “chaperone” in cells that maintains the stability and function of “client proteins” implicated in signal transduction as well as the proliferation, angiogenesis and metastasis of tumors. By preventing Hsp90 from protecting its “clients,” geldanamycin analogs cause their degradation. By simultaneously depleting multiple proteins involved in the genesis and maintenance of cancer cells, geldanamycin analogs may serve as chemotherapeutic agents in a number of cancers. Moreover, preclinical studies demonstrate that these compounds are synergistic with certain other inhibitors of the signal transduction client proteins, as well as several conventional anticancer agents.

In October 2002, we entered into two Cooperative Research and Development Agreements (CRADAs) with the NIH to collaborate with the NCI on the clinical development of 17-AAG and the development of geldanamycin analogs. We are collaborating with the NCI to develop analogs of geldanamycin, a polyketide, for the treatment of cancer. Our lead geldanamycin candidate, 17-AAG, an analog of geldanamycin, is being evaluated in Phase II and Phase Ib clinical trials sponsored by the NCI. We have developed a new formulation of 17-AAG (KOS-953) that we believe addresses a limitation of the first generation formulation. We initiated self-funded Phase I and Phase Ib clinical trials of KOS-953 during 2004. KOS-953 is being evaluated as monotherapy in multiple myeloma and in combination with Velcade®. Two Phase Ib clinical trials in combination with both Herceptin® and Gleevec® are also ongoing. In 2004, 17-AAG received orphan drug status from both the European Medicines Agency (EMEA) and the U.S. Food and Drug Administration (FDA) for the treatment of two hematologic cancers, chronic myelogenous leukemia and multiple myeloma. In addition, we are collaborating with the NCI on developing KOS-1022, a highly-potent, water-soluble and orally-active analog of geldanamycin, for which Phase I clinical trials in advanced malignancies with intravenous administration were initiated in 2004. Under a Kosan-sponsored IND that was filed in December 2004, we plan to initiate Phase I clinical trials of KOS-1022 in hematologic malignancies in the first half of 2005. We plan to submit during 2005 an IND filing to support clinical trials with oral administration of KOS-1022. Under the terms of the CRADAs, we are responsible for the provision of sufficient quantities of clinical materials necessary to conduct the clinical trials funded by the NCI of 17-AAG and other geldanamycin analogs, and we have the option, at our expense, to conduct our own clinical trials of 17-AAG and geldanamycin analogs in addition to those funded by the NCI. The following table summarizes the current development status of our Hsp90 inhibitor program.

Product Candidate	Description	Sponsor	Phase of Development	Initiation of Current Phase
17-AAG	Melanoma	NCI	Phase II	Q3 2004
	Breast cancer	NCI	Phase II	Q4 2004
	Renal cancer	NCI	Phase II	Q4 2004
	Lymphoma	NCI	Phase II	Q1 2005
	Combination with Gemcitabine/Cisplatin	NCI	Phase Ib	Q4 2002
	Combination with Taxotere®	NCI	Phase Ib	Q2 2003
	Combination with Gleevec®	NCI	Phase Ib	Q2 2003
	Combination with Paclitaxel	NCI	Phase Ib	Q2 2004
	Combination with AraC	NCI	Phase Ib	Q4 2004
	Combination with Velcade®	NCI	Phase Ib	Q1 2005
KOS-953 (proprietary formulation of 17-AAG)	Multiple myeloma	Kosan	Phase I	Q3 2004
	Combination with Herceptin®	Kosan	Phase Ib	Q4 2004
	Combination with Velcade®	Kosan	Phase Ib	Q4 2004
	Combination with Gleevec®	Kosan	Phase Ib	Q1 2005
KOS-1022 (DMAG)	Advanced malignancies	NCI	Phase I	Q3 2004
	Hematologic malignancies (Planned)	Kosan	Phase I	2005

Gastrointestinal Motility

One of the actions of erythromycin is stimulation of gastrointestinal movement, or GI motility. Erythromycin-derived compounds, called motilin agonists, may be useful to treat diseases such as gastroparesis and other conditions in which GI motility is impaired or needs to be increased. Some erythromycin analogs have been effective after a single dose but were found to be ineffective after multiple-dose regimens, also known as tachyphylaxis. We have made and tested in preclinical models several series of motilin agonists that stimulate GI motility with minimal tachyphylaxis and from which the unnecessary antibiotic activity of erythromycin has been eliminated. We are currently evaluating a number of these compounds in advanced preclinical studies and plan to enter clinical trials with one of our motilin agonist compounds in 2006.

KOSAN BIOSCIENCES

Ketolide Antibiotics

Macrolides are clinically important antibiotics that have been used for the treatment of many infectious diseases for more than 40 years. Today, an estimated 45 million people in the U.S. have acne, a highly visible bacterial infection of the skin. As the use of existing antibiotics continues, there has been increasing bacterial resistance to these treatments, driving the need in the topical market to develop new and more effective antibiotics. With few novel agents, there exists an opportunity for an effective and safe treatment in the acne market. Ketolides, analogs of the polyketide erythromycin and a class of macrolide antibiotics, not only possess the potency and spectrum of activity shown by current antibiotics, such as erythromycin, clindamycin and tetracycline, but also are effective against some of these resistant organisms. We have generated several proprietary ketolides including our lead ketolide candidate, KOS-1835, and plan to advance the product candidate into clinical trials as a potential topical treatment of skin, ear and eye infections.

Early-Stage Programs

We have three early-stage research programs, based on polyketides. Two are focused on anticancer agents and one is focused on infectious disease. We plan to evaluate these early-stage research programs in 2005 with the intent to advance one or more of these programs into preclinical development in 2006.

Our Technology Platform

Our technology platform has five components: polyketide gene alteration, chemo-biosynthesis, heterologous over-expression, polyketide gene synthesis and polyketide chemical synthesis. Together, our technologies enable us to modify, create and produce proprietary polyketides with potential for development as valuable pharmaceutical products.

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

Heterologous Over-Expression

We can isolate a polyketide gene cluster from one organism and transfer it to another. This is important because many polyketides are produced by microorganisms that are difficult or slow to grow, or in which recombinant DNA methods have not been developed. In addition, polyketides are often produced in small amounts in organisms that naturally produce them, which can limit their commercial development. We have modified microorganisms, such as S. coelicolor, M. xanthus and E. coli, for efficient polyketide manipulation and production. Our proprietary technologies allow us to transfer polyketide genes to these microorganisms to enable easier manipulation and increased production of polyketides necessary for commercialization.

Polyketide Gene Synthesis

We have developed advanced methods to complete the chemical synthesis of large genes, such as those that encode polyketides. We have used these genes to produce several polyketide synthase genes, and we are using them to create a novel approach toward combinatorial biosynthesis.

Polyketide Chemical Synthesis

We have developed state-of-the-art capabilities to chemically synthesize polyketides and to generate chemical analogs of polyketide structures. This enables us to use total chemical synthesis as an alternative to polyketide gene alteration in order to obtain novel compounds and to combine chemical and biosynthetic approaches for production when appropriate.

Research and Development Expenses

Our research and development activities consist primarily of salaries and other personnel-related expenses, clinical trial-related services performed by clinical research organizations and research institutions and other outside service providers, licensing-related expenses, lab consumables and facility-related expenses. We group these activities into two major categories: “research and preclinical” and “clinical development.” Our research and development expenses were approximately $40.2 million in 2004, $36.8 million in 2003 and $28.4 million in 2002.

Intellectual Property

Our intellectual property consists of patents, copyrights, trade secrets and know-how. Our ability to compete effectively depends in large part on our ability to obtain patents for our technologies and products, maintain trade secrets and operate without infringing the rights of others and prevent others from infringing our proprietary rights. We will be able to protect our technologies from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents, or are effectively maintained as trade secrets. Accordingly, patents or other proprietary rights are an essential element of our business. As of December 31, 2004, we owned or were exclusively licensed under approximately 97 patents and 139 patent applications in the U.S., approximately eight patents and 39 patent applications in Europe and approximately three patents and 38 patent applications in Japan. In determining these numbers, we do not count European or Japanese patent applications until they enter the national or regional stage from a Patent Cooperation Treaty filing, and when a European patent application issues, we count only one patent regardless of the number of validation countries. We also own or are exclusively licensed under patents and patent applications in other countries and pursue patent protection for each case in countries where we believe it is commercially reasonable and advantageous to do so.

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

KOSAN BIOSCIENCES

Collaborative Research, Development and License Agreements

Roche

In September 2002, we signed a research and collaboration agreement with Roche. Under the terms of the agreement, Roche has worldwide exclusive rights to market and sell KOS-862 and other epothilones in the field of oncology, and we will co-develop and have the right to co-promote the products in the United States. The principal focus of the collaboration is the clinical development and marketing of KOS-862 and a second-generation epothilone, KOS-1584.

Under the agreement, we are entitled to receive clinical development funding for our activities under the collaboration, process and back-up development program funding at specified levels and milestone payments based upon achievement of clinical, regulatory and commercial events. Roche is responsible for the majority of the costs of the epothilone clinical trials conducted under our collaboration and is funding all of the KOS-862 and KOS-1584 clinical trials other than the KOS-862 prostate cancer clinical trial, which we are funding. We estimate that these types of cash payments could total up to $220 million, based upon our current expectations for program expenses and assuming successful development and commercialization of one product that achieves each milestone event. As of December 31, 2004, we had received approximately $63.4 million related to this collaboration. In addition, we are entitled to receive royalties on any sales of collaboration products. We have the option to increase our royalties by contributing to development costs and by co-promotion of products resulting from the collaboration in the United States.

Pursuant to this agreement, we recognized approximately $20.5 million and $26.9 million of contract revenue in 2004 and 2003, respectively. Such amounts, excluding the ratable portion of an initial fee and milestones, approximated research and development expenses under this collaboration agreement. Included in 2004 revenue was $6.0 million in non-recurring milestones achieved under the agreement and the ratable portion of the $25 million initial fee that is being recognized through the second half of 2009, the estimated clinical development period. In December 2004, upon the commencement of a Phase I clinical trial of KOS-1584, our second-generation Epothilone D, we extended the estimated clinical development period from the second half of 2007, which was initially estimated when we entered into the collaboration with Roche in 2002, to the second half of 2009. Our initial estimate of the clinical development period contemplated development of one product candidate, KOS-862.

Either party may terminate the agreement at any time for the other party’s uncured material breach of the agreement. Roche may terminate the agreement as a whole for “cause” relating to the success of the program (not needing to relate to any breach by us). Roche may also terminate the agreement as a whole or in part for convenience. Upon such a termination by Roche for cause or convenience, the licensed rights would revert to us in the terminated territories, and Roche would be required to provide us with certain license rights, data and other assistance to take over the previously licensed products in the terminated territories. Unless earlier terminated, the agreement will remain in effect for the life of the relevant patents or a specified number of years from product launch.

Sloan-Kettering Institute for Cancer Research

Effective August 2000, we signed a research and license agreement with Sloan-Kettering relating to epothilones. Under the agreement, we used our technologies to produce KOS-862 and work collaboratively with Sloan-Kettering to develop compounds and production methods. Under the agreement, each party licensed the other party for activities as part of the collaborative program. In addition, Sloan-Kettering granted us a license for all further development and commercialization of compounds selected by us in accordance with the agreement.

Under the agreement, we paid Sloan-Kettering an initial license fee and funding for the collaborative research program and are required to pay annual maintenance fees and patent fees during the term of the agreement. In addition, we must pay Sloan-Kettering milestone payments if clinical development milestones are reached, royalty payments based on net sales of products covered by the collaboration, and a share of some sublicensing revenues.

We may terminate the agreement in whole or on a product-by-product basis at any time. Either party may terminate the agreement upon the material breach of the agreement by the other party. Upon termination, all licenses granted by one party to the other revert to the granting party, and we are required to transfer to Sloan-Kettering any marketing authorizations, data and regulatory filings with respect to any compounds for which we do not retain rights under the agreement. Unless earlier terminated, the agreement will remain in effect for the life of the relevant patents or a specified number of years from product launch. Effective September 2002, we received a consent from Sloan-Kettering to enter into a sublicense agreement with Roche and amended the research and license agreement with Sloan-Kettering to harmonize it with the collaboration agreement with Roche.

In 2003, we were in a dispute and litigation with Sloan-Kettering regarding whether certain epothilone analogs developed in Sloan-Kettering laboratories during our collaboration were exclusively licensed to us, the amount of research funding due Sloan-Kettering under the contract and Sloan-Kettering’s right to terminate it. Effective September 2003, we settled the dispute and litigation. Under the terms of the settlement, we and Sloan-Kettering agreed that rights to the disputed epothilone analogs are included in the exclusive license to us under the August 2000 research and license agreement, and that so long as we make the payments required under the settlement, Sloan-Kettering will not have the right to terminate that agreement on the basis of any alleged breach prior to the settlement. The settlement agreement provided for an upfront payment to Sloan-Kettering and additional payments upon the achievement of certain development milestones. In addition, under the settlement, we are obliged to undertake certain development activities with the previously disputed analogs.

Stanford University

Effective March 1996, we entered into an exclusive license agreement with the Board of Trustees of the Leland Stanford Junior University, or Stanford University, for certain technology and related patent rights and materials for the recombinant production of novel polyketides. Under the terms of the agreement, we paid a license issue fee to Stanford University, and we pay annual maintenance fees and patent fees, make milestone payments based on achievement of specified events with licensed products, pay royalties on net sales of products claimed in or originating from the licensed technology and pay a share of some sublicensing fees. In March 2000, we amended the agreement to provide us an exclusive option to acquire an exclusive or non-exclusive license to future patents or patent applications that are related to certain technology developed by one of our founders, Chaitan S. Khosla, Ph.D., related to polyketides or their production, and chosen by Stanford University in its discretion. Under the March 2000 amendment, we paid an issue fee in preferred stock that was subsequently converted to common stock in our initial public offering, and we are obligated to pay an option fee for each patent or patent application included in our option rights. We are also obligated to pay Stanford University a license fee and an annual fee, as well as royalties on net sales and a share of some sublicensing fees under the original agreement, with respect to each patent or patent application for which we exercise our option. Effective September 2002, we received a consent from Stanford University to enter into a sublicense agreement with Roche and amended the research and license agreement to harmonize it with the collaboration agreement with Roche and effect certain other changes.

National Institutes of Health/NCI

Effective October 2002, we entered into two CRADAs with the NIH. Under these agreements, we will collaborate with the NCI in the clinical development of 17-AAG and the development of other geldanamycin analogs, including DMAG. We have the option to obtain exclusive licenses under patents claiming inventions made in the collaborations under standard NIH licensing terms. Under the CRADAs, we must conduct various activities, including providing quantities of the drugs for the preclinical studies and clinical trials, and a specified number of personnel to the

KOSAN BIOSCIENCES

programs. The clinical trials of 17-AAG and other analogs are or will be sponsored by the NCI in collaboration with us or by us solely. Unless earlier terminated, the term of the collaborative programs is currently scheduled for four years in total, but may be adjusted as the programs proceed by agreement with NIH. Either party may unilaterally terminate either or both of the agreements; provided that if we elect to terminate, we will still be required to meet certain obligations to supply licensed product to NIH.

Under a November 2002 license agreement with the NIH, we obtained exclusive commercial rights under patent rights relating to the geldanamycin analogs being developed under the CRADAs. Initially, our license is limited to specified medical fields of use, including treatment of cancer, and the prevention of undesired cell growth or its deleterious effects, such as the prevention of restenosis and neurodegenerative diseases. We intend to include several additional fields of use to the license, subject to NIH’s approval. We have paid the NIH an up-front fee and will owe annual minimum royalties, patent fees, royalties based on net sales of licensed products, milestone payments if clinical development milestones are reached and a portion of our sublicensing revenues. Our license could terminate if we are not diligent in developing licensed products or otherwise default in performing our material obligations under the agreement and fail to cure the deficiency. We may terminate the agreement on a country-by-country basis. The agreement contains standard NIH licensing terms. Unless the agreement is earlier terminated, our license will remain in effect for the life of the licensed patents.

In connection with our collaboration and license agreements for the years ended December 31, 2004, 2003 and 2002, we have expensed approximately $1.0 million, $2.5 million and $1.5 million, respectively, as research and development expenses.

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

We expect to encounter significant competition for any of the pharmaceutical products we develop. Companies that complete clinical trials, obtain required regulatory approvals and commence commercial sales of their products before their competitors may achieve a significant competitive advantage. We are aware that many other companies or institutions are pursuing the development of drugs and technologies directly targeted at applications for which we are developing our drug compounds. Competing epothilones in clinical development include those being developed by Bristol-Myers Squibb (reported to be in Phase III clinical trials), Novartis AG (reported to be in Phase II clinical trials) and Schering AG (reported to be in Phase I clinical trials). In Hsp90 inhibitors, Conforma Therapeutics has initiated Phase I clinical trials with its formulation of 17-AAG. In gastrointestinal motility, Chugai Pharmaceuticals has a motilide compound in clinical trials. Thus, it is likely that, even if we are successful in developing any of our product candidates, one or more of these compounds of our competitors will be approved and marketed as products before our own. This could place us and our collaborators at a significant disadvantage, especially if our compounds do not have superior properties or cost advantages, and could prevent us from realizing significant commercial benefit from such products.

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

To compete successfully we must develop proprietary positions and patented drugs for therapeutic markets that have not been satisfactorily addressed by conventional research strategies and, in the process, expand our technical expertise. We must also successfully pursue our technologies and product candidates outside the scope of proprietary rights of others, or succeed in obtaining licenses under proprietary rights that we are unable to avoid. Our potential products, even if successfully tested and developed, may not be adopted by physicians over other products and may not offer economically feasible alternatives to other therapies.

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

KOSAN BIOSCIENCES

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

Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements about:

•	our strategy to use our technologies to create new polyketides, make improved versions of known polyketide pharmaceuticals, increase the efficiency of large-scale production of polyketides and advance selected drug candidates into and through clinical trials and into the market;

•	our plans to establish additional collaborative relationships with large pharmaceutical companies and other research and development organizations to help us obtain our drug candidates or advance them into or through clinical trials and to the market, apply our technologies to create new polyketides and develop large-scale production systems;

•	our plans to expand and enhance our technologies, extend the reach of our technologies, broaden and protect our intellectual property portfolio and in-license patents that complement our core technologies;

•	our plans with respect to announcements of clinical data, IND submissions, initiations of clinical trials and advancement of our early stage research programs into preclinical studies;

•	sufficiency of our cash resources, including our belief that our existing cash and investment securities and anticipated cash flow from our existing collaboration will be sufficient to support our current operating plan into the second half of 2006;

•	our estimates used in preparing our financial statements, including the carrying values of assets and liabilities that are not readily apparent from other sources; estimated clinical development periods for certain revenue recognized under our collaborations; and estimated future stock-based compensation expenses;

•	our beliefs that the accounting policies identified in this report are the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our financial statements;

•	the expected duration of our current and future clinical trials; and

•	the principal amounts of our investments and equipment loans by expected maturity and related weighted average interest rates at December 31, 2004.

In some case, forward-looking statements can be identified by words such as “expect,” “anticipate,” “intend,” “believe,” “hope,” “assume,” “estimate,” “plan,” “will” and other similar words and expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Discussions containing these forward-looking statements may be found throughout this annual report on Form 10-K, including the sections entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements involve risks and uncertainties, including the risks discussed below under the heading “Risks Factors That May Affect Results of Operations and Financial Condition,” that could cause our actual results to differ materially from those in the forward-looking statements. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document. The risks discussed below under the heading “Risks Factors That May Affect Results of Operations and Financial Condition” and elsewhere in this report should be considered in evaluating our prospects and future financial performance.

Risk Factors That May Affect Results of Operations and Financial Condition

You should carefully consider the risks described below, together with all of the other information included in this report, in considering our business and prospects. The risks and uncertainties described below are not the only ones facing us. Additional

KOSAN BIOSCIENCES

risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. The occurrence of any of the following risks could harm our business, financial condition or results of operations.

We have a history of net losses and may never become profitable.

We commenced operations in 1996 and are still in an early stage of development. We have not commercialized any products, and we have incurred significant losses to date. As of December 31, 2004, we had an accumulated deficit of approximately $101.2 million. To date, our revenues have been primarily from collaborations and government grant awards. Our expenses have consisted principally of costs incurred in research and development and from general and administrative costs associated with our operations. We have incurred net losses since our inception, including net losses of approximately $22.1 million in 2004, $9.7 million in 2003 and $20.9 million in 2002. We expect our expenses to increase and to continue to incur operating losses for at least the next several years as we continue our research and development efforts for our drug candidates and research programs. The amount of time necessary to successfully commercialize any of our drug candidates successfully is long and uncertain, and successful commercialization may not occur at all. As a result, we may never become profitable.

We expect that additional financing will be required, and an inability to obtain the capital necessary to fund our operations on acceptable terms or at all would threaten the continued operation of our business.

We expect that additional financing will be required in the future to fund operations. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on favorable terms. We have consumed substantial amounts of cash to date and expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure and research and development activities.

We may raise additional financing through public or private equity offerings, debt financings, additional corporate collaboration or licensing arrangements or any combination of the foregoing or other arrangements. To the extent we raise additional capital by issuing equity securities or other equity-related financing, our stockholders may experience dilution. Debt financing, if available, may subject us to restrictive covenants and significant interest costs. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies, product candidates or marketing territories. If we are unable to raise sufficient funds when needed, our business, financial condition and results of operations would be materially harmed, and we may not be able to continue developing our products or may need to relinquish rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Result of Operations—Liquidity and Capital Resources.”

We believe that our existing cash and investment securities and anticipated cash flow from our existing collaboration with Roche will be sufficient to support our current operating plan into the second half of 2006, although we may choose to obtain additional financing from time to time. We have based this estimate on assumptions that may prove to be wrong. Our future capital uses and requirements depend on numerous forward-looking factors, including the following:

•	our ability to establish any new collaborations, our rights and obligations under any new collaboration agreements and our ability to generate revenues under any new collaborations;

•	the progress, number and costs of our research programs;

•	the extent to which clinical and other development activities are funded by our current collaborators, Roche and the NCI;

•	the progress, success and costs of preclinical testing and clinical trials of our drug candidates;

•	our ability to maintain or extend our existing collaborations with Roche and the NCI;

•	the costs and timing of obtaining, enforcing and defending patent and other intellectual property rights;

•	any need to obtain licenses to additional patents or other intellectual property in order to use, import, manufacture, market or sell our product candidates;

•	our ability to obtain regulatory approvals for our product candidates and the costs and timing of doing so;

•	any need to expand our manufacturing capabilities;

•	any need to build commercial infrastructure to market our products; and

•	expenses associated with any possible future litigation.

If our current collaborations are unsuccessful or if conflicts develop with our collaborators, our research and development efforts could be delayed, curtailed or terminated, our revenues could significantly decrease and our operations may be adversely affected.

We have a corporate research and commercialization collaboration with Roche in the field of epothilones. We also have collaborations with, or have licenses to technology and compounds from, several research groups, including Sloan-Kettering in the field of epothilones, the NCI in the field of geldanamycin analogs and Stanford University in the field of polyketide technology. The agreements permit our collaborators or licensors to terminate the agreements under certain circumstances. We may not be able to maintain or extend these collaborations or license agreements on acceptable terms, if at all. If we do not maintain, extend or replace our corporate collaboration with Roche, our research and development efforts could be delayed, our revenues would significantly decrease and our operations could be adversely affected. If we are unable to maintain our research collaborations or if our license agreements are terminated, our research and development efforts could be delayed, curtailed or terminated or we could lose our rights to use the licensed technology and compounds.

We do not control the amount and timing of resources that our collaborators devote to our programs or potential products, nor the scope, content and timing of the efforts that they conduct or permit under the collaborations. As a result, we do not know if our collaborators will dedicate sufficient resources or if the development or commercialization efforts by our corporate partners will be successful. We also do not know if the development or commercialization efforts by our collaborators will be the same as those we would choose to devote if we solely controlled the development and commercialization of our programs and product candidates. In particular, in our collaboration with Roche, we do not control the amount and timing of resources that Roche devotes to the epothilone program beyond limited funding for certain Kosan activities specified under the contract, and we do not control the scope, content and timing of the preclinical studies, clinical trials and other development efforts that Roche conducts or permits under the program. In our collaboration with the NCI, we do not control the selection, conduct, timing and resources provided to clinical trials of geldanamycin analogs sponsored by the NCI. For these reasons, we may choose to undertake product development efforts that are within the scope of our collaborations at our own expense. We also do not know whether our current collaborative partners or future collaborative partners, if any, might pursue alternative technologies or develop alternative products either on their own or in collaboration with others, including our competitors, as a means for developing treatments for the diseases targeted by collaborative arrangements with us. In addition, business combinations or significant changes in a collaborator’s business strategy may adversely affect a collaborator’s willingness or ability to continue the collaboration with us.

Failure by our corporate partners to develop or commercialize a compound or product for which they have rights from us could materially harm our business, financial condition and results of operations. For example, if Roche does not successfully develop and commercialize a product from our epothilone program, we may not receive any future milestone payments and will not receive any royalties under our collaboration with Roche.

KOSAN BIOSCIENCES

If our collaborators fail to conduct the collaborative activities successfully and in a timely manner or if they or our licensors breach or terminate their agreements with us, the development or commercialization of the affected product candidates, technology or research program could be delayed or terminated. If any of our existing collaboration agreements are terminated, we may be required to seek new collaborators or to undertake product development and commercialization at our own expense. This may limit the number of product candidates we will be able to develop and commercialize, significantly increase our capital requirements and reduce the likelihood of successful product introduction. Disputes might also arise with collaborators or licensors concerning rights to particular compounds or technologies. If we are unable to resolve these disputes in our favor, we could lose our rights to use those compounds or technologies.

If we fail to enter into new collaborative agreements in the future, our business and operations would be negatively impacted.

Our strategy depends upon the formation and sustainability of multiple collaborative arrangements and license agreements with third parties. We expect to rely on these arrangements for not only financial resources, but also for expertise that we expect to need in the future relating to clinical trials, manufacturing, sales and marketing, and for license and technology rights. Although we have established collaborative arrangements and various license agreements, we do not know if we will be able to establish additional arrangements on favorable terms, or whether current or any future collaborative arrangements will ultimately be successful. There have been, and may continue to be, a significant number of business combinations among large pharmaceutical companies that have resulted, and may continue to result, in a reduced number of potential future corporate collaborators, which may limit our ability to find partners who will work with us in developing and commercializing our drug candidates. If we do not enter into new collaborative agreements, we may be required to curtail, suspend or terminate research and development programs and therefore our ability to generate revenues from these programs will be adversely affected. Our ability to start new research and development programs may also be materially harmed.

Our potential products are in an early stage of development, and substantial additional effort and expense will be necessary for development.

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

Our products must satisfy rigorous standards of safety and efficacy before they can be approved by the FDA and international regulatory authorities for commercial use. We will need to conduct significant additional research, preclinical testing and clinical trials before we can determine if our products are sufficiently safe and effective to file with the FDA and other regulatory agencies for product approval. Clinical trials are expensive, and therefore, significant amounts of money will need to be spent testing our products.

In addition, significant time and investment will be required to try to develop manufacturing processes for our products so that they are economical to manufacture on a commercial scale and satisfactory to the FDA and other governmental authorities.

The progress and results of our animal and human testing are highly uncertain.

We must provide the FDA and foreign regulatory authorities with clinical data that demonstrate the safety and efficacy of our products before they can be approved for commercial sale. As a result, commercialization of our product candidates depends upon successful completion of preclinical and clinical trials. Preclinical testing and clinical development are long, expensive and uncertain processes. It may take us a number of years to complete our testing, and failure can occur at any stage of testing. For example, in November 2004, we discontinued a Phase II clinical study of KOS-862 in non-small cell lung cancer because the study did not meet the primary objective of tumor response in the first stage of a two stage clinical trial, and in June 2004, we discontinued a Phase II clinical study of KOS-862 in colorectal cancer due to unanticipated cumulative drug toxicities in patients who had previously been treated with the cancer treatment oxaliplatin. We could experience similar failures in other current or future clinical testing of our product candidates.

Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and interim results of trials do not necessarily predict final results. A number of companies in the pharmaceutical and biotechnology industry, including Kosan, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. Also, preclinical and clinical data can be interpreted in different ways, which could delay, limit or prevent further testing or regulatory approval.

We do not know whether clinical trials of our product candidates (including ongoing and anticipated clinical trials of KOS-862, KOS-1584, 17-AAG, KOS-953, KOS-1022 or other product candidates) will begin on time or whether any of our clinical trials will be completed on schedule, or at all. Negative or inconclusive results or adverse medical events during a clinical trial could cause a clinical trial to be suspended, repeated or terminated. Certain of the clinical trials of our product candidates are designed to include two stages, with the decision whether to proceed to the second stage dependent on results obtained in the first stage. Failure to achieve predetermined response rates as defined in the protocol may result in the decision not to proceed into the second stage of the related trial.

We have four product candidates in human clinical trials for the treatment of cancer, KOS-862, KOS-1584, KOS-953 and KOS-1022. Anticancer drugs generally have a narrow therapeutic window between efficacy and toxicity. If unacceptable toxicity is observed in a clinical trial, the trial may be terminated at an early stage. For example, in June 2004, we discontinued a Phase II clinical study of KOS-862 in colorectal cancer due to unanticipated cumulative drug toxicities in patients who had previously been treated with the cancer treatment oxaliplatin.

Completion of clinical trials may take several years or more. The length of time generally varies substantially according to the type, complexity, novelty and intended use of the drug candidate. Our clinical trials (including ongoing and anticipated clinical trials of KOS-862, KOS-1584, 17-AAG, KOS-953, KOS-1022 or other product candidates) may be suspended at any time, if we, the FDA, or other regulatory authorities believe the patients participating in our studies are exposed to unacceptable health risks. Our ability to commence or timely complete clinical trials may be adversely affected by many factors, including:

•	ineffectiveness of the study compound, or perceptions by physicians that the compound is not effective for a particular indication;

•	inability to manufacture sufficient quantities of compound for use in clinical trials;

•	a failure to obtain approval from the FDA, other regulatory authorities or an investigational site’s investigational review board to conduct a clinical trial;

•	inability to reach agreement with a sufficient number of investigational sites to conduct a study;

•	slower than expected rate of patient recruitment or inability to recruit a sufficient number of patients;

•	adverse medical events or the death of patients during a clinical trial, even if caused by the advanced status of their disease or medical problems that are not related to our product candidates;

•	inconclusive or negative results from the clinical trial;

•	competing clinical trials in the same or similar indication;

KOSAN BIOSCIENCES

•	third-party clinical investigators failing to perform our clinical trials on our anticipated schedule or consistent with a clinical trial protocol, and other third-party organizations not performing data collection and analysis in a timely or accurate manner; and

•	a decision by the FDA or other governmental authorities to require suspension of a clinical study.

Our product development costs will increase if we have delays in testing or approvals or if we need to perform more or larger clinical trials than planned. If the delays are significant, our financial results and the commercial prospects for our products will be harmed, and our ability to become profitable will be adversely affected. If any clinical trials of our product candidates (including ongoing and anticipated clinical trials of KOS-862, KOS-1584, 17-AAG, KOS-953, KOS-1022 or other product candidates) are not successful, our business, financial condition and results of operations will be harmed.

If we are not able to obtain required regulatory approvals, we will not be able to commercialize our product candidates, and our ability to generate revenue will be materially impaired.

Our product candidates and the activities associated with their development, manufacture and commercialization are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States, and by comparable authorities in other countries. Our products may not be commercialized unless and until our collaborators or we obtain regulatory approval from the FDA or foreign governmental authorities to do so. The process of obtaining regulatory approvals is expensive, often takes many years, if approval is obtained at all, and can vary substantially based upon the type, complexity and novelty of the product candidates involved. We have not received regulatory approval to market any of our product candidates in any jurisdiction and, although our personnel have experience from working at other companies, we as a company have no experience in preparing and filing the applications necessary to gain regulatory approvals to commercialize our products. This lack of experience may impede our ability to obtain FDA or other foreign regulatory approvals to commercialize our products in a timely manner, if at all.

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

The FDA and other regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical, clinical or other studies or modifications to the manufacturing processes or facilities or quality control procedures for our products. Any clinical trial may fail to produce results satisfactory to the FDA or other regulatory authorities. Preclinical and clinical data can be interpreted in different ways, which could delay, limit or prevent regulatory approval. Furthermore, even if we file an application with the FDA or other regulatory authorities for marketing approval of a product candidate, it may not result in marketing approval from the FDA or other regulatory authorities.

We do not know whether clinical trials for our product candidates (including ongoing and anticipated clinical trials of KOS-862, KOS-1584, 17-AAG, KOS-953, KOS-1022 or other product candidates) will demonstrate safety and efficacy sufficient to obtain the requisite regulatory approvals or will result in marketable products. Our failure to adequately demonstrate the safety and efficacy of our products under development will prevent receipt of FDA and foreign approvals and, ultimately, commercialization of our products.

We rely on third parties to conduct our clinical trials, and those third parties may not perform satisfactorily.

We do not have the ability to independently conduct clinical trials for our products, and we rely on third parties such as contract research organizations, medical institutions and clinical investigators to perform this function. We also rely on Roche to conduct certain clinical trials for KOS-862 and potentially KOS-1584 and the NCI to conduct certain clinical trials for 17-AAG and KOS-1022. We may rely on future collaborators to conduct clinical trials for our product candidates. If any of these third parties do not successfully carry out their obligations or meet expected deadlines, clinical trials may be extended, delayed or terminated, and our product candidates may not receive regulatory approval or be successfully commercialized.

Even if any of our product candidates receives regulatory approval, we may still face significant development and regulatory difficulties.

Even if the FDA or other regulatory authorities approves a product candidate, the approval may impose significant restrictions on the indicated uses, conditions for use, labeling, advertising, promotion, marketing and/or production of such product, and may impose ongoing requirements for post-approval studies, including additional research and development and clinical trials. In addition, regulatory agencies subject a product, its manufacturer and the manufacturer’s facilities to continual review and periodic inspections. If a regulatory agency discovers previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, our collaborators or us, including requiring withdrawal of the product from the market.

If any of our approved products, our collaborators or we fail to comply with applicable regulatory requirements, a regulatory authority may take various actions, including:

•	issuing warning letters;

•	imposing civil or criminal penalties;

•	suspending regulatory approval;

•	refusing to approve pending applications or supplements to approved applications filed by us or our collaborators;

•	imposing restrictions on operations, including costly new manufacturing requirements; or

•	seizing or detaining products or requiring a product recall.

Manufacturing difficulties could delay or preclude commercialization of our products and substantially increase our expenses.

Currently, we are the sole manufacturer of the active pharmaceutical ingredient for KOS-862, we rely on a contract manufacturer for the active pharmaceutical ingredient for KOS-1584 and we use a single outside contractor to formulate drug product for KOS-862 and KOS-1584. We currently maintain limited inventories of the active pharmaceutical ingredient for KOS-862 and KOS-1584 at our facilities in Hayward, California. We currently maintain limited inventories of formulated drug product for KOS-862 and KOS-1584 at our facilities in Hayward, California and at the facilities of an outside contractor. Limited inventories of formulated drug product for KOS-862 are also maintained by Roche.

In our geldanamycin program, we currently use a single manufacturer to make the active pharmaceutical ingredients for 17-AAG (including KOS-953) and KOS-1022. We formulate drug product for 17-AAG, KOS-953 and KOS-1022 both at our own facility and through a contract manufacturer. We currently maintain a limited inventory of 17-AAG,

KOSAN BIOSCIENCES

KOS-953 and KOS-1022 at our facilities in Hayward, California and at the facilities of an outside contractor. The NCI is not obligated to maintain an inventory of either the active pharmaceutical ingredient or formulated drug product for 17-AAG or KOS-1022.

If any of our or our contract manufacturers’ manufacturing or inventory facilities encounter delays, are destroyed or otherwise become unavailable to us, then the clinical development of our product candidates (including KOS-862, KOS-1584, 17-AAG, KOS-953 and KOS-1022) or submissions for their regulatory approval, and therefore commercialization, could be delayed or precluded. Adverse effects would be particularly acute if problems arise with our sole sourcing or inventory relationships. Because our manufacturing processes and those of our contractors are complex and subject to a lengthy regulatory approval process, alternative qualified production capacity may not be available on a timely basis or at all.

A number of factors could cause prolonged interruptions in the manufacturing and supply of our products, including:

•	the inability of a supplier to provide raw materials or key intermediates used for manufacture of our products;

•	equipment malfunctions or failures;

•	the inability to manufacture in accordance with current good manufacturing practices;

•	the delay of product shipments due to U.S. custom regulations or third-party carriers used to transport our products, and damage to our products while they are in transit;

•	changes in FDA or other regulatory authority requirements or standards that require modifications to the manufacturing processes or facilities used in the production of our products;

•	action by the FDA or other regulatory authorities to suspend production of one or more of our products; or

•	difficulties in scaling-up production of our products for large clinical trials or commercial supply.

While our manufacturing personnel have extensive experience from working at other companies, we as a company have no experience manufacturing products for commercial sale. We may encounter difficulties in attempting to scale-up our manufacturing processes and facilities. We may not be able to achieve such scale-up in a timely manner or at a commercially reasonable cost, if at all. In addition, our facilities in Hayward, California are located within the San Francisco Bay Area, an area that is subject periodically to earthquakes. Our access to any key intermediates, active pharmaceutical ingredient or formulated drug product for our product candidates sourced or inventoried solely through our facilities in Hayward may be subject to interruption in the event of an earthquake.

As discussed above, we rely upon outside contractors to manufacture and supply to us key intermediates, active pharmaceutical ingredients and formulated drug product for our product candidates. Our dependence upon others for the manufacture of our product candidates and components thereof may adversely affect our ability to continue in a timely manner clinical development of our product candidates and may adversely affect any future profit margins and our ability to commercialize any products that we may develop on a timely and competitive basis. Dependence on contract manufacturers involve a number of additional risks, many of which are outside of our control, including:

•	failure of a contract manufacturer to manufacture products to our specifications or to deliver products in the quantities or timeframe that we require;

•	failure of a contract manufacturer to comply with current good manufacturing practices or other regulatory requirements;

•	a decision by the FDA or other regulatory authorities not to approve our use of a particular contract manufacturer to supply our products;

•	intellectual property rights to any improvements in a manufacturing process or new manufacturing processes being owned by or shared with a contract manufacturer; or

•	termination of an agreement with a contract manufacturer or increased prices charged by a contract manufacturer.

Any of these factors could cause us to delay or suspend clinical trials, regulatory submissions or commercialization of our products and could result in significantly increased costs.

In addition, our future contract manufacturers may not be in the United States, and we currently utilize a contract manufacturer located outside the United States. Consequently, we may face additional manufacturing difficulties due to a number of potential factors, including importation and customs issues, political uncertainties and a potentially limited ability to enforce our contractual rights against parties not located within the United States.

Any inability to protect our proprietary technologies could significantly harm our business and ability to successfully commercialize product candidates.

Our commercial success will depend in part on our ability to obtain patents and maintain adequate protection of other intellectual property for our technologies and products in the United States and other countries and prevent others from infringing our proprietary rights. If we do not adequately protect our intellectual property, competitors may be able to use our technologies and erode or negate any competitive advantage we may have. The laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States, and we may encounter significant problems in protecting our proprietary rights in these countries.

We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies and products are covered by valid and enforceable patents or are effectively maintained as trade secrets. However, the patent positions of biotechnology companies, including our patent position, involve complex legal and factual questions, and, therefore, we cannot predict with certainty whether our patent applications will be approved or any resulting patents will be enforced. Patents may be challenged, deemed unenforceable, invalidated or circumvented. Thus, any patents that we own or license from third parties may not provide protection against competitors.

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

We apply for patents covering our technologies and drug candidates, as we deem appropriate. However, we may fail to apply for patents on important technologies or products in a timely fashion or at all. Our existing patents and any

KOSAN BIOSCIENCES

future patents we obtain may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products and technologies. For example, our lead product in our geldanamycin analog program, 17-AAG, is not covered by a composition of matter patent, and thus others could develop products containing 17-AAG. We are aware of at least one other company that has been developing product candidates containing 17-AAG. Other competitors may be currently developing, or may in the future develop, products containing 17-AAG. In addition, we generally do not control the patent prosecution of technology that we license from others. Accordingly, we are unable to exercise the same degree of control over this intellectual property as we would over our own.

In addition to patents, we rely on trade secrets and proprietary know-how. We have taken measures to protect our confidential information and trade secrets. However, these measures may not provide adequate protection. We seek to protect our confidential information and trade secrets by entering into confidentiality agreements with employees, collaborators, consultants and others. Nevertheless, parties may breach these agreements or competitors may otherwise obtain or independently develop our trade secrets.

Claims by third-parties of intellectual property infringement would require us to spend time and money and could deprive us of valuable rights needed to develop or commercialize our products.

Our commercial success depends significantly on not infringing the patents and proprietary rights of other parties and not breaching any licenses that we have entered into with regard to our technologies and products. Other parties may currently or in the future possess intellectual property rights covering drug candidates that we are developing or desire to develop and genes, gene fragments, compounds and technologies we use or may wish to use. Any infringement of patent rights or violation of other proprietary rights may require us to obtain a license from another party, forego product development or commercialization or face lawsuits or other claims.

The biotechnology industry is characterized by extensive litigation regarding patents and other intellectual property rights. We are aware of patents and published patent applications that, if valid, and if we are unsuccessful in circumventing or acquiring the rights to these patents, may block our ability to commercialize products based on the drug candidates that we are developing or pursue our PKS (polyketide synthase) gene manipulation and production technologies. We cannot be sure that other parties have not filed for or been issued relevant patents that could affect our ability to obtain patents or successfully operate our business. Others may challenge our patent or other intellectual property rights or sue us for patent infringement, misappropriation of their intellectual property rights or breach of license agreements. We may be required to commence legal proceedings to resolve our patent or other intellectual property rights. An adverse determination in any litigation or in administrative proceeding to which we may become a party could subject us to significant liabilities, result in our patents being deemed invalid, unenforceable or revoked, require us to license disputed rights from others or to cease using the disputed technology. In addition, our involvement in any of these proceedings may cause us to incur substantial costs and result in diversion of management and technical personnel.

We are aware of a significant number of patents and patent applications relating to aspects of our technologies and compounds filed by, and issued to, other parties. Others have filed patent applications or have been granted patents claiming inventions also claimed or licensed by us, and we may have to participate in an interference or other proceeding before a patent agency or court to determine priority of invention or which party was first to invent and, thus, the right to a patent for these inventions. For example, we believe one or more interferences may be declared between patents and applications we own or have exclusively licensed and patents and applications owned by Novartis relating to epothilone biosynthetic genes and Epothilone D; patent applications believed by us to be licensed to Bristol-Myers Squibb relating to epothilones; and patents and applications owned by Abbott Laboratories and Biotica Ltd. relating to erythromycin polyketide synthase genes, methods for altering polyketide synthase genes and erythromycin analogs. Biotica Ltd. has filed an opposition against one of our European patents related to the recombinant production of polyketides; we have filed a response and a hearing has been scheduled at the European Patent Office in the first half of 2005. In addition, the European Patent Office has recently granted European patents to the German Research Centre for Biotechnology (GBF), which we believe to be licensed to Bristol-Myers Squibb and, if valid in individual European countries, would cover Epothilone D in those countries. Formal oppositions to these patents have been filed with the European Patent Office and we expect a response by GBF to those oppositions beginning the second half of 2005. We are also aware that the United States Patent Office has recently issued a Notice of Allowance to a patent application owned by Oregon State University, which relates to KOS-1584. A proceeding or a lawsuit in which we are alleged to have infringed an issued patent could result in substantial cost to us even if the outcome is favorable, and if the outcome is unfavorable, we could be required to license the other party’s rights, on terms that may be unfavorable to us, or cease using the technology. Even if successful on priority grounds, an interference may result in loss of claims based on patentability grounds raised in the interference. Although patent and intellectual property disputes in the biotechnology area are often settled through licensing or similar arrangements, costs associated with these arrangements may be substantial and could include ongoing royalties. Furthermore, we cannot be certain that a license would be available to us on satisfactory terms, if at all. Companies and others developing products that could compete with our product candidates, such as Bristol-Myers Squibb and Novartis in the area of potential epothilone products, may be particularly unwilling to grant us a license at any price.

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

Litigation or the failure to obtain licenses could prevent us from manufacturing or commercializing products and could materially harm our business, financial condition and results of operation.

If we are unable to recruit and retain skilled employees and consultants, we may not be able to successfully operate our business.

Retaining our current employees and recruiting qualified scientific personnel to perform future research and development work, as well as manufacturing and key management personnel, will be critical to our success. We may also need to hire personnel with expertise in clinical testing, government regulation, marketing, law and finance. Competition is intense among biotechnology, pharmaceutical and healthcare companies, universities and non-profit research institutions for experienced scientists and other personnel, and we may not be able to retain or recruit

KOSAN BIOSCIENCES

sufficient skilled personnel on acceptable terms to allow us to pursue collaborations and develop our products and core technologies to the extent otherwise possible.

In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement No. 123 (revised 2004) “Share-Based Payment,” or SFAS 123R, which will require us to record a charge to earnings for the compensation cost relating to share-based payment transactions, including stock options and employee stock purchase plans, effective July 1, 2005. We are currently evaluating option valuation methodologies and assumptions permitted by the FASB for purposes of implementing the change in accounting treatment. This change will have a negative impact on our financial results. For an illustration of the effect of such a change in our recent financial results, see Note 1 to the Notes to Financial Statements—Summary of Significant Accounting Policies: Stock Options Plans. In addition, new regulations implemented by The Nasdaq National Market requiring shareholder approval for all stock option plans, as well as new regulations implemented by the New York Stock Exchange prohibiting NYSE member organizations from giving a proxy to vote on equity-compensation plans unless the beneficial owner of the shares has given voting instructions, could make it more difficult for us to grant options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant stock options to employees, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

We face intense competition from large pharmaceutical companies, biotechnology companies and academic groups.

We face, and will continue to face, intense competition from organizations such as large biotechnology and pharmaceutical companies, as well as academic and research institutions and government agencies, that are pursuing competing technologies and products. These organizations may develop or currently possess technologies or products that are superior alternatives to ours. For example, competing epothilones in clinical development include those being developed by Bristol-Myers Squibb (reported to be in Phase III clinical trials), Novartis AG (reported to be in Phase II clinical trials) and Schering AG (reported to be in Phase I clinical trials). In Hsp90 inhibitors, Conforma Therapeutics has initiated Phase I clinical trials with their formulation of 17-AAG. Further, our competitors in the polyketide gene-engineering field may be more effective at implementing their technologies to develop commercial products or may hold or develop patents or other proprietary rights that may prevent us from practicing our technologies and pursuing our programs. Some of these competitors have entered into collaborations with leading companies within our target markets to produce polyketides for commercial purposes.

Any products that we develop through our technologies will compete in multiple, highly competitive markets. Development of pharmaceutical products requires significant investment and resources. Many of the organizations competing with us in the markets for such products have greater capital resources, research and development and marketing staffs, facilities and capabilities, and greater experience in discovery and developing drugs, obtaining regulatory approvals and product manufacturing and marketing. Accordingly, our competitors may succeed in more rapidly developing and marketing technologies and products that are more effective than our technologies and products or that would render our products or technologies obsolete or noncompetitive.

We believe that our ability to successfully compete will depend on, among other things:

•	our ability to develop novel compounds with attractive pharmaceutical properties and to secure and protect intellectual property rights based on our innovations;

•	the efficacy, safety and reliability of our product candidates;

•	the speed at which we develop our product candidates;

•	our ability to design and successfully execute appropriate clinical trials;

•	the timing and scope of regulatory approvals;

•	our ability to manufacture and sell commercial quantities of future products to the market; and

•	acceptance of future products by physicians and other healthcare providers.

If we face product liability claims, these claims will divert our management’s time and we will incur litigation costs, and if we are held liable, our business, financial condition and results of operation may be materially harmed.

We face an inherent business risk of liability claims in the event that the use of our potential products in clinical trials or otherwise, or any other products manufactured in our facility, results in personal injury or death. Even though we have obtained product liability insurance, it may not be sufficient to cover claims that may be made against us. Product liability insurance is expensive, difficult to obtain and may not be available in the future on acceptable terms, if at all. Any claims against us, regardless of their merit, could materially and adversely affect our business, financial condition and results of operation, because litigation related to these claims would strain our financial resources in addition to consuming the time and attention of our management. If we are sued for any injuries caused by our products or products manufactured at our facility, our liability could exceed our total assets.

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

KOSAN BIOSCIENCES

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

Our officers, directors and their affiliates together controlled approximately 26% of our outstanding common stock as of December 31, 2004. As a result, these stockholders, if they act together, are able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may delay or prevent a change in control of us and might affect the market price of our common stock, even when a change may be in the best interests of all stockholders. In addition, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders, and accordingly, they could cause us to enter into transactions or agreements, which we would not otherwise consider.

Our stock price has been, and may continue to be, extremely volatile.

The trading price of our common stock has been, and is likely to continue to be, highly volatile. During the period from December 31, 2003 through December 31, 2004, our common stock traded between $5.71 and $14.77 on the Nasdaq National Market. The trading price of our common stock could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

•	announcements of technological developments in research by us or our competitors;

•	delay or failure in initiating, conducting, completing or analyzing clinical trials or unsatisfactory design or results of these trials by our collaborators or us;

•	developments in clinical trials for potentially competitive product candidates;

•	changes in the United States or foreign health care systems or regulations;

•	regulatory approvals for competitive product candidates or delays or failures by our collaborators or us in obtaining regulatory approvals for our product candidates;

•	new products or services introduced or announced by us or our competitors;

•	published reports by securities analysts;

•	announcements of expirations, terminations or amendments of collaborations, licenses or government research grants, or announcements that we have entered into new collaboration, licensing or similar arrangements;

•	departures of key personnel;

•	developments or disputes as to patent or other proprietary rights;

•	litigation or an unfavorable outcome in litigation;

•	sales of our common stock;

•	announcements of, and actual or anticipated fluctuations in, our financial results; and

•	economic and other external factors, disasters or crises.

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

Our quarterly operating results have fluctuated in the past and are likely to do so in the future. These fluctuations could cause our stock price to fluctuate significantly or decline. Some of the factors that could cause our operating results to fluctuate include:

•	expiration or termination of research contracts with collaborators or government research grants, which may not be renewed or replaced;

•	the success rate of our efforts leading to milestone payments and royalties under our collaboration agreement with Roche or any future collaboration or license agreements;

•	the timing and willingness of collaborators to develop and commercialize our products;

•	general and industry specific economic conditions, which may affect our collaborators’ research and development expenditures; and

•	costs and expenses related to any litigation or administrative proceedings in which we may be involved.

We expect a large portion of our expenses to be relatively fixed, including expenses for facilities, equipment and personnel. Accordingly, if revenues decline or do not grow due to expiration, termination or amendment of current or future collaboration agreements, licenses or government research grants, failure to obtain new contracts or other factors, we may not be able to reduce our operating expenses correspondingly. In addition, we expect operating expenses to continue to increase. Failure to achieve anticipated levels of revenues could therefore significantly harm our operating results for a particular fiscal period.

Due to the possibility of fluctuations in our revenues and expenses, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. Our operating results in some quarters may not meet the expectations of stock market analysts and investors. In that case, our stock price would probably decline.

Changes in the accounting treatment of stock options will adversely affect our results of operations.

Changes in the accounting treatment of stock options will require us to account for employee stock options as compensation expense on our financial statements. In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement No. 123 (revised 2004) “Share-Based Payment,” or SFAS 123R, which will require us to record a charge to earnings for the compensation cost relating to share-based payment transactions, including stock options and employee stock purchase plans, effective July 1, 2005. We are currently evaluating option valuation methodologies and assumptions permitted by the FASB for purposes of implementing the change in accounting treatment. This change will have a negative impact on our financial results. For an illustration of the effect of such a change in our recent financial results, see Note 1 to the Notes to Financial Statements—Summary of Significant Accounting Policies: Stock Options Plans.

KOSAN BIOSCIENCES

If we are unable to favorably assess the effectiveness of internal controls over financial reporting, or if our independent auditors are unable to provide an unqualified attestation report on our assessment, our stock price could be adversely affected.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, on an annual basis, our management is required to report on, and our independent auditors to attest to, the effectiveness of our internal controls over financial reporting. The rules governing the standards that must be met for management to make its annual assessment are complex and require significant documentation and testing. While our internal controls over financial reporting were deemed effective by both our management and our independent auditors as of December 31, 2004, there may be changes in our systems, processes or operations that will effect the effectiveness of internal controls in the future. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our future assessments of internal controls may continue to result in increased expenses and the devotion of significant management resources. If we cannot favorably assess the effectiveness of our internal controls over financial reporting in the future, or if our independent auditors are unable to provide an unqualified attestation report on our assessment, investor confidence and our stock price could be adversely affected.

Employees

As of February 28, 2005, we had 136 full-time employees, 55 of whom hold Ph.D. degrees and 108 of whom were engaged in research and development activities. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppage. We believe that our relations with our employees are good.

Directors and Executive and Other Officers of the Registrant

Our directors and executive and other officers, and their ages as of March 15, 2005, are as follows:

Name	Age	Title
Daniel V. Santi, M.D., Ph.D.	63	Chairman and Chief Executive Officer
Robert G. Johnson, Jr., M.D., Ph.D.	53	Executive Vice President, Development and Chief Medical Officer
Susan M. Kanaya	42	Senior Vice President, Finance and Chief Financial Officer
Bruce E. MacMillan	53	Senior Vice President, General Counsel and Secretary
Pieter Timmermans, Ph.D.	55	Senior Vice President, Preclinical Development
Bruce A. Chabner, M.D.	64	Director
Peter Davis, Ph.D.	60	Director
Jean Deleage, Ph.D.	64	Director
Charles J. Homcy, M.D.	56	Director
Chaitan S. Khosla, Ph.D.	40	Director
Christopher T. Walsh, Ph.D.	61	Director

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

Robert G. Johnson, Jr., M.D., Ph.D., has served as our Executive Vice President, Development since April 2004 and as our Chief Medical Officer since January 2003. From January 2002 to April 2004, Dr. Johnson served as Senior Vice President, Medical Affairs and Corporate Development and from September 2000 to January 2002, Dr. Johnson served as Vice President, Medical Affairs and Corporate Development. From 1998 to September 2000, Dr. Johnson was employed by Chiron Corporation, where he served as Vice President, Pharmacology and Preclinical Affairs through 1999 and most recently as Vice President, Corporate Development. From 1991 to 1998, Dr. Johnson was Director of Pharmacology at Merck & Co., Inc., a pharmaceutical company. In addition, Dr. Johnson was a member of the faculty at the University of Pennsylvania from 1987 to 1991 and at Harvard Medical School from 1985 to 1987. Dr. Johnson received his B.A. and Ph.D. in biophysics and his M.D. from the University of Pennsylvania.

Susan M. Kanaya has served as our Senior Vice President, Finance and Chief Financial Officer since January 2002 and was our Secretary from June 2001 to June 2004. From November 1999 to January 2002, Ms. Kanaya served as our Vice President, Finance and Chief Financial Officer. From 1994 to November 1999, Ms. Kanaya was employed by SUGEN, Inc., a publicly held biotechnology company that was acquired by Pharmacia in 1999, most recently serving as Vice President, Finance and Treasurer. Before joining SUGEN, Ms. Kanaya was the Controller at 50/50 Micro Electronics, Inc., an electronics company, and at Power Up Software Corporation, a computer software company. Ms. Kanaya received a B.S. in business administration from the University of California, Berkeley.

Bruce E. MacMillan has served as our Senior Vice President, General Counsel and Secretary since June 2004. From 2003 to June 2004, Mr. MacMillan was an independent consultant. From 2002 to 2003, Mr. MacMillan was Vice President and General Counsel at Caliper Technologies. From 2000 to 2002, Mr. MacMillan was an independent consultant to technology companies. From April 1999 to 2000, Mr. MacMillan was Vice President and General Counsel at SUGEN, Inc. From January 1991 to April 1999 Mr. MacMillan served as Associate General Counsel for Raychem Corporation, an electronics and telecommunications component business. Mr. MacMillan was also General Counsel for Ericsson-Raynet, a joint venture between Raychem and Telefonaktiebolaget L.M. Ericsson. Prior to that he was in private practice for 10 years. Mr. MacMillan holds a B.A. in Economics and an M.B.A. from University of California, Berkeley, and a J.D. from University of California, Hastings College of Law.

Pieter Timmermans, Ph.D., has served as our Senior Vice President, Preclinical Development since January 2005. From August 2004 to January 2005, Dr. Timmermans served as Vice President, Pharmacology and Preclinical Development at Amgen Inc. subsequent to its acquisition of Tularik Inc. From 1997 to 2004, Dr. Timmermans held the same position at Tularik. Previously, he served in various management positions at The DuPont Merck Pharmaceutical Company and E.I. du Pont de Nemours & Company. He also was Associate Professor in Pharmacology at the University of Amsterdam. The author of more than 580 scientific publications, Dr. Timmermans holds a Ph.D. in molecular pharmacology and a B.S. in chemistry, mathematics, physics and biology from Leiden State University in the Netherlands.

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

KOSAN BIOSCIENCES

numerous awards, including Phi Beta Kappa, Alpha Omega Alpha, the Public Health Service’s Distinguished Service Medal, the Karnofsky Award of the American Society for Clinical Oncology and the Bruce F. Cain Award for Drug Development of the American Association for Cancer Research. Dr. Chabner received a B.A. from Yale College and an M.D. from Harvard Medical School.

Peter Davis, Ph.D., has served as a director since April 1998. Since 2002, Dr. Davis has worked as an independent consultant to a number of companies. Dr. Davis served as president of DNA Plant Technologies Corp., an agriculture biotechnology company, from 2001 to 2002. Dr. Davis was a member of the Executive Committee of Pulsar International, S.A., a management consultant company and an affiliate of A.G. Biotech Capital, from 1993 to 2001. From 1975 to 1993, Dr. Davis was a faculty and staff member of the Wharton School of the University of Pennsylvania. His primary appointments included Director of the Applied Research Center and Director of Executive Education. He is a member of the board of directors of several private companies. Dr. Davis received a B.A. in physics from Cambridge University, a Masters Degree in operations research from the London School of Economics and a Ph.D. in operations research from the Wharton School.

Jean Deleage, Ph.D., has served as a director since April 1996. Dr. Deleage is a founder and managing director of Alta Partners, a venture capital firm investing in information technologies and life science companies. Alta Partners was formed in 1996. In 1979, Dr. Deleage founded, and was a managing partner of Burr, Egan, Deleage & Co., a major venture capital firm in San Francisco and Boston. Dr. Deleage was a member of Sofinnova’s initial team, a venture capital organization in Paris, and in 1976 formed Sofinnova, Inc. (the U.S. subsidiary of Sofinnova). Dr. Deleage is presently a member of the board of directors of Rigel Pharmaceuticals, Inc., Xcyte Therapies, Inc. and several private companies. In 1984, Dr. Deleage was awarded the Ordre National du Merite, and in 1993, he was awarded the Legion of Honor from the French government in recognition of his career accomplishments. Dr. Deleage received a Master’s Degree in electrical engineering from Ecole Superieurie d’Electricite and a Ph.D. in economics from the University of Paris, Sorbonne.

Charles J. Homcy, M.D., has served as a director since April 2003. Since November 2003, Dr. Homcy has served as Chief Executive Officer of Portola Pharmaceuticals, Inc., a biopharmaceutical company. From January 2003 to November 2003, Dr. Homcy served as Senior Research and Development Advisor of Millennium Pharmaceuticals. From February 2002 to December 2002, Dr. Homcy served as the President of Research and Development at Millennium Pharmaceuticals. From 1995 to February 2002, he served as Executive Vice President, Research and Development of COR Therapeutics, Inc., where he served as a member of the board of directors from 1998 to February 2002. From 1994 to March 1995, Dr. Homcy was President of the Medical Research Division of American Cyanamid Company-Lederle Laboratories (now a division of Wyeth-Ayerst Laboratories). From 1990 to 1994, Dr. Homcy was Executive Director of the Cardiovascular and Central Nervous System Research Section at Lederle Laboratories. Dr. Homcy currently serves on the boards of directors of Millennium Pharmaceuticals and Cytokinetics, Incorporated, a biopharmaceutical company. Dr. Homcy received his B.A. and his M.D degrees from the Johns Hopkins University in Baltimore

Chaitan S. Khosla, Ph.D., is one of our co-founders and has served as a director since our inception in January 1995. Dr. Khosla has been a Professor of Chemical Engineering, Chemistry and Biochemistry at Stanford University since 2001 and has been a faculty member since 1992. Dr. Khosla is the chairman of our Scientific Advisory Board. Dr. Khosla is the inventor of the combinatorial biosynthesis technology that we licensed from Stanford University. He is the recipient of several awards, including the 1999 Alan T. Waterman award by the National Science Foundation, the 1999 Eli Lilly Award in biological chemistry and the 2000 ACS Award in pure chemistry. Dr. Khosla is the author of over 150 publications and is an inventor on numerous patents. Dr. Khosla received a B.S. Tech. from the Indian Institute of Technology, Bombay, India and a Ph.D. from the California Institute of Technology.

Christopher T. Walsh, Ph.D., has served as a director since April 1996. Dr. Walsh has been the Hamilton Kuhn Professor of Biological Chemistry and Molecular Pharmacology at Harvard Medical School since 1991 and formerly was President of the Dana-Farber Cancer Institute and Chairman of the Department of Biological Chemistry and Molecular Pharmacology at Harvard Medical School. He has performed extensive research in enzyme stereochemistry, reaction mechanisms and the mechanisms of action of anti-infective and immunosuppressive agents. From 1996 until July 2003, Dr. Walsh served as co-chairman of our Scientific Advisory Board. Dr. Walsh is also a member of the board of directors of Vicuron Inc. and several private companies. Dr. Walsh received an A.B. in biology from Harvard University and a Ph.D. in life sciences from The Rockefeller University, New York.

Scientific Advisory Board

The following individuals are members of our Scientific Advisory Board, or SAB:

Chaitan S. Khosla, Ph.D., is the chairman of our SAB and a member of our board of directors.

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

Theo L. Peeters, Ph.D., is Professor at the University of Leuven, Belgium, and chairman of the Belgian Gastroenterology Research Group. He is an expert in the regulation of the contractility of gastrointestinal system.

Edward A. Sausville, M.D., Ph.D., is Associate Director for Clinical Research of the Greenbaum Cancer Center of the University of Maryland, Professor of Medicine and Pharmacology in the University of Maryland School of Medicine, and Adjunct Professor in the University of Maryland School of Pharmacy. Dr. Sausville’s areas of expertise include cancer biology, and cancer drug development and therapy.

Haruo Seto, Ph.D., is Professor Emeritus, University of Tokyo, Japan. Dr. Seto has an extensive background in the structure, biosynthesis and screening of antibiotics.

KOSAN BIOSCIENCES

Amos B. Smith, III, Ph.D., is the Rhodes-Thompson Professor of Chemistry at the University of Pennsylvania. Dr. Smith is an expert in natural products synthesis, bioorganic chemistry and materials science.

Jon S. Thorson, Ph.D., is Professor of Pharmaceutical Sciences at the University of Wisconsin, Madison. He is an expert in the biosynthesis of natural products, with emphasis on pluramycins, enediynes, indolocarbazoles and natural product glycosylation.

Available Information

We maintain a website at www.kosan.com; however, information found on, or that can be accessed through, our website is not incorporated by reference into this report. We make available free of charge on or through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Further, a copy of this report is located at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding our filings, at www.sec.gov.

In 2002, we adopted a code of ethics that applies to our employees, officers and directors and in February 2004, we amended and restated the code. We have posted the text of our code of ethics on our website at www.kosan.com in connection with “Investor Relations” materials. In addition, we intend to promptly disclose (1) the nature of any amendment to our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (2) the nature of any waiver, including an implicit waiver, from a provision of our code of ethics that is granted to one of these specified officers, the name of such person who is granted the waiver and the date of the waiver on our website in the future.

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

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

Market for Registrant’s Common Equity

Our common stock has traded on the Nasdaq National Market since our initial public offering on October 5, 2000 under the symbol “KOSN.” Prior to such time, there was no public market for our common stock. The following table shows the high and low sales prices per share of our common stock as reported on the Nasdaq National Market for the periods indicated:

2004	High	Low	2003	High	Low
Fourth Quarter	$7.11	$5.76	Fourth Quarter	$10.30	$8.15
Third Quarter	$8.00	$5.71	Third Quarter	$8.81	$5.90
Second Quarter	$14.77	$7.73	Second Quarter	$7.57	$4.44
First Quarter	$14.17	$10.00	First Quarter	$6.25	$4.42

As of February 28, 2005, there were approximately 100 record holders of our common stock. We have never declared or paid dividends on our capital stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

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

As of December 31, 2004, all net offering proceeds have been applied with approximately $8.2 million used to purchase property and equipment and approximately $65.2 million used for general corporate purposes.

KOSAN BIOSCIENCES

ITEM 6. SELECTED FINANCIAL DATA

The statement of operations data for each of the years ended December 31, 2004, 2003 and 2002, and the balance sheet data as of December 31, 2004 and 2003, have been derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K that have been audited by Ernst & Young LLP, independent registered public accounting firm. We have derived the statement of operations data for the years ended December 31, 2001 and 2000, and the balance sheet data as of December 31, 2002, 2001 and 2000 from our audited financial statements that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of results to be expected for any future period. The data presented below have been derived from financial statements that have been prepared in accordance with accounting principles generally accepted in the United States and should be read with our financial statements, including the notes, and with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

(in thousands, except per share data)
	Year Ended December 31,
	2004	2003	2002	2001	2000
STATEMENT OF OPERATIONS DATA:
Contract revenue	$20,493	$28,482	$7,269	$3,522	$3,784
Grant revenue	2,399	2,907	2,334	1,654	446

Total revenues	22,892	31,389	9,603	5,176	4,230
Operating expenses:
Research and development (1)	40,175	36,789	28,378	25,533	17,579
General and administrative (1)	5,934	5,137	4,932	5,202	4,171

Total operating expenses	46,109	41,926	33,310	30,735	21,750

Loss from operations	(23,217)	(10,537)	(23,707)	(25,559)	(17,520)
Interest and other income, net	1,091	869	2,843	3,686	2,444

Net loss	(22,126)	(9,668)	(20,864)	(21,873)	(15,076)
Deemed dividend upon issuance of Series C convertible preferred stock	—	—	—	—	(11,267)

Net loss attributable to common stockholders	$(22,126)	$(9,668)	$(20,864)	$(21,873)	$(26,343)

Basic and diluted net loss per common share	$(0.77)	$(0.38)	$(0.84)	$(0.91)	$(2.81)

Shares used in computing basic and diluted net loss per common share	28,913	25,567	24,906	24,164	9,387
(1) Includes non-cash charges for stock-based compensation as follows:
(in thousands, except per share data)
	Year Ended December 31,
	2004	2003	2002	2001	2000
Research and development	$594	$695	$2,782	$5,452	$6,507
General and administrative	163	232	656	1,273	1,703

	$757	$927	$3,438	$6,725	$8,210

(in thousands, except per share data)
	Year Ended December 31,
	2004	2003	2002	2001	2000
BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments	$67,560	$81,459	$53,451	$77,441	$85,738
Working capital	60,276	75,773	48,748	72,405	82,043
Long-term investments	15,833	23,840	27,087	12,902	17,003
Total assets	96,613	123,189	91,590	95,812	107,571
Deferred revenue, current portion	3,277	5,625	2,500	999	619
Deferred revenue, less current portion	12,153	15,234	9,271	—	—
Capital lease obligations and equipment loans, less current portion	2,283	2,701	1,796	1,568	1,975
Accumulated deficit	(101,200)	(79,074)	(69,406)	(48,542)	(26,669)
Stockholders’ equity	69,186	89,452	70,840	88,591	101,365

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost will be measured based on the fair value of the instruments issued. SFAS 123R covers a wide range of share-based compensation arrangements including stock options and employee stock purchase plans. SFAS 123R replaces SFAS 123 and supersedes APB Opinion No. 25 (“APB 25”). As originally issued in 1995, SFAS 123 established as preferable the fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in APB 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. We plan to adopt SFAS 123R in our fiscal quarter ending September 30, 2005. We expect that the adoption of SFAS 123R will have a significant impact on our financial statements in that fiscal quarter and future periods but we cannot reasonably estimate the impact of adoption because we expect certain assumptions that can significantly affect the calculation of the value share-based payments to employees to change in 2005.

In March 2004, the FASB issued Emerging Issues Task Force No 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, or EITF 03-1, which determines the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under Statement 115 (including individual securities and investments in mutual funds), and investments accounted for under the cost method or the equity method. We adopted EITF 03-1 in our fiscal quarter ended March 31, 2004.

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

We are a biotechnology company developing drug candidates from an important class of natural compounds known as polyketides. We have proprietary technologies for the manipulation of polyketides, a rich source of pharmaceutical

KOSAN BIOSCIENCES

products. We use our platform technologies to develop product candidates that target large pharmaceutical markets. We have two first-in-class anticancer agents in Phase II and Phase Ib clinical trials, both of which have follow-on compounds in Phase I clinical trials. Following is the status of our product candidates.

•	KOS-862 (Epothilone D). In collaboration with Hoffmann-La Roche Inc. and F. Hoffmann-La Roche Ltd., collectively Roche, we are testing KOS-862, a potential anticancer agent, in Phase II and Phase Ib clinical trials. The two current Phase II studies are Simon two-stage design trials that have an interim review and decision point following the completion of stage one before advancing to stage two. The Phase II clinical trial in breast cancer is currently in stage one, with a review and decision point expected in the first half of 2005. A Phase II clinical trial in prostate cancer commenced stage one in the first quarter of 2005, with a review and decision point expected in the second half of 2005. In June 2004, the Phase II clinical trial of KOS-862 in colorectal cancer was discontinued due to unanticipated cumulative drug toxicities in patients who had been previously treated with the cancer treatment, oxaliplatin. In the fourth quarter of 2004, the Phase II clinical trial of KOS-862 in non-small cell lung cancer was discontinued as it did not meet the primary objective of tumor response in the first stage of the Simon two-stage trial design. The three Phase Ib trials are traditional dose-escalating trials in combination with other chemotherapeutic agents.

•	KOS-1584 (2nd generation Epothilone D). In December 2004, in collaboration with Roche, we initiated a Phase I clinical trial in solid tumors of our second-generation epothilone product candidate, KOS-1584, as an anticancer agent.

•	17-AAG (Geldanamycin analog). The original formulation of 17-AAG is being evaluated in multiple Phase II and Phase Ib clinical trials sponsored by the NCI under a CRADA between us and the NCI Cancer Therapy Evaluation Program, or CTEP.

•	KOS-953 (Proprietary formulation of 17-AAG). We are also developing our own proprietary formulation of 17-AAG, which we refer to as KOS-953. KOS-953 is in Phase I clinical trials as monotherapy in multiple myeloma, and we expect to announce preliminary results in mid-2005. In Phase Ib clinical trials, KOS-953 is being used in combination with Velcade®, Herceptin® and Gleevec®; we expect to announce preliminary results from one or both of these trials in the second half of 2005.

•	KOS-1022 (2nd generation Geldanamycin analog, DMAG). In collaboration with the NCI, we are developing KOS-1022, for which Phase I clinical trials in solid tumors were initiated in 2004. Under a Kosan-sponsored IND that was filed in December 2004, we plan to initiate Phase I clinical trials of KOS-1022 in hematologic malignancies in the first half of 2005.

We also have additional product candidates in the areas of gastrointestinal motility and infectious disease that are undergoing preclinical evaluation and several early stage product and research technology development programs largely based on polyketides.

We have incurred significant losses since our inception. As of December 31, 2004, our accumulated deficit was $101.2 million. We expect to incur additional operating losses over the next several years as we continue to develop our technologies and fund internal product research and development.

Critical Accounting Policies and Management Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to our research and development collaborations, investments, deferred tax assets and their related valuation allowance, financing operations and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

We believe the following critical accounting policies, which have been reviewed by our Audit Committee, affect our more significant judgments and estimates used in the preparation of our financial statements.

Revenue Recognition

We recognize license and other up-front fees over the estimated research and development term of the agreement. If the agreement does not have a specified research and development term, we must apply judgment in determining the appropriate level of recognition. As of December 31, 2004, we had $15.4 million in deferred revenue, representing the unamortized balance of the $25.0 million initial fee received in connection with our collaboration with Roche. This initial fee is being amortized through the second half of 2009, the current estimated clinical development period. In December 2004, upon the commencement of a Phase I clinical trial of KOS-1584, our second-generation Epothilone D compound, we determined that the estimated clinical development period extended from the second half of 2007, which was initially estimated when we entered into the collaboration with Roche in 2002, to the second half of 2009. Our initial estimate of the clinical development period contemplated development of one product candidate, KOS-862. The change in our estimate has resulted in a further deferral of the unrecognized portion of the initial fee. Any changes in our estimate will result in either an acceleration or further deferral of the related revenue recognition.

Clinical Trial Accruals

Over the next year, the clinical trials of our epothilone and geldanamycin analog programs will significantly increase our development expenditures. Research and development expenditures are expensed as incurred. Our expenses related to clinical trials are based on estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and clinical research organizations that conduct and manage clinical trials on our behalf. The financial terms of these agreements are established prior to the initiation of the related clinical trial, thus establishing the basis of our estimates. However, these terms may be subject to amendment due to changes in the scope and length of the related clinical trial. Expenses related to clinical trials generally are accrued based on the level of patient enrollment and activity according to the protocol. We monitor patient enrollment levels and related activity and adjust our estimates accordingly. The process by which we currently estimate our clinical trial accruals is consistent with prior periods and, in the past, there have not been significant adjustments of the actual results to our estimates.

Stock-Based Compensation

Stock-based compensation expense for options granted to non-employees has been determined as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. We recognized other stock-based compensation for non-employees of approximately $605,000 in 2004, $619,000 in 2003, and $1.4 million in 2002. In addition, assuming no changes, we expect to recognize other stock-based compensation in connection with stock options granted to non-employees of approximately $512,000 in 2005, $153,000 in 2006, $119,000 in 2007 and $22,000 in 2008. The measurement of stock-based compensation to non-employees is subject to periodic adjustment as the underlying securities vest. As such, changes to these future period measurements could be substantial should we experience significant changes in our stock price. For example, a 50% increase in the price of our stock, from that of December 31, 2004, would translate into an approximately 66% increase in the related estimated expenses above. See Notes 1 and 9 of our financial statements.

KOSAN BIOSCIENCES

In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123R, which will require us to record a charge to earnings for the compensation cost relating to share-based payment transactions, including stock options and employee stock purchase plans, effective July 1, 2005. We are currently evaluating option valuation methodologies and assumptions permitted by the FASB for purposes of implementing the change in accounting treatment. This change will have a negative impact on our financial results. For an illustration of the effect of such a change in our recent financial results, see Note 1 to the Notes to Financial Statements—Summary of Significant Accounting Policies: Stock Options Plans. The adoption of SFAS 123R’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The amounts related to SFAS 123R cannot be predicted at this time because it will depend will vary due to certain factors, including but not limited to, the number of new option grants and purchases made under the employee stock purchase plan, employee terminations, and changes in our stock price, and related assumptions. We plan to adopt SFAS 123R on July 1, 2005.

Results of Operations

Years Ended December 31, 2004, 2003 and 2002

Revenue

(in thousands, except percentages)
	Years Ended December 31,			Annual Percent Change
	2004	2003	2002	2004/2003	2003/2002
Contract revenue	$20,493	$28,482	$7,269	(28)%	292%
Grant revenue	2,399	2,907	2,334	(17)%	25%

Total revenues	$22,892	$31,389	$9,603	(27)%	227%

Revenues for the years ended December 31, 2004, 2003 and 2002 were approximately $22.9 million, $31.4 million and $9.6 million, respectively. Revenues in 2004 consisted primarily of contract revenue recognized under our development and commercialization agreement with Roche and funded research related to government grant awards. Revenues in 2003 and 2002 consisted primarily of contract revenue recognized under our development and commercialization agreement with Roche, our former collaboration agreement with Johnson & Johnson Pharmaceutical Research and Development LLC, or J&JPRD, and funded research related to government grant awards.

The decrease in revenues of approximately 27%, or $8.5 million, in 2004 compared to 2003 was the result of the following:

•	approximately $6.0 million in decreased non-recurring milestones from Roche;

•	approximately $4.0 million in decreased research funding due to Roche’s fulfillment of its obligation in 2004 to fund an epothilone analog research program and production related activities;

•	approximately $1.1 million in decreased contract revenues related to our former collaboration agreement with J&JPRD;

•	approximately $508,000 in decreased grant revenue related to the timing of government grant awards in 2004;

•	partially offset by approximately $3.1 million in additional amortization related to the ratable portion of the initial fee from Roche and increased KOS-862 and KOS-1584 clinical-related contract revenue.

The increase in revenues of approximately 227%, or $21.8 million, in 2003 compared to 2002 was the result of the following:

•	approximately $9.9 million in increased research funding due to a full year of reimbursement of expenses related to epothilone analog research and production related activities from Roche;

•	approximately $7.2 million in increased amortization related to the ratable portion of the initial fee from Roche and increased KOS-862 clinical-related contract revenue;

•	approximately $6.0 million in increased non-recurring milestones from Roche;

•	approximately $573,000 due to additional government grants awarded in 2003;

•	partially offset by approximately $1.8 million in decreased contract revenues related to our former collaboration agreement with J&JPRD.

If we do not maintain or extend our agreement with our Roche, our revenues will significantly decrease unless we enter into additional collaborations that provide substantial revenues.

Research and Development Expenses

For the years ended December 31, 2004, 2003 and 2002, our research and development expenses were approximately $40.2 million, $36.8 million and $28.4 million, respectively. Our research and development activities consist primarily of salaries and other personnel-related expenses, clinical trial-related services performed by clinical research organizations and research institutions and other outside service providers, licensing-related expenses, lab consumables and facility-related expenses. We group these activities into two major categories: “research and preclinical” and “clinical development.”

The costs associated with research and preclinical and clinical development activities approximated the following:

(in thousands, except percentages)
	Years Ended December 31,			Annual Percent Change
	2004	2003	2002	2004/2003	2003/2002

Research and preclinical	$22,642	$22,751	$19,530	(1)%	17%
Clinical development	17,533	14,038	8,848	25%	59%

Total research and development	$40,175	$36,789	$28,378	9%	30%

The increase of 9%, or approximately $3.4 million, in research and development expenses for the year ended December 31, 2004 compared to the same period in 2003 was primarily due to the following:

•	approximately $3.7 million in increased outside services related to the advancement of KOS-862 into Phase II and Phase Ib clinical trials, KOS-1584 into a Phase I clinical trial, KOS-953 into Phase I and Phase Ib clinical trials and the related production of clinical material;

•	approximately $1.7 million in increased research and development salaries and other personnel-related expenses;

•	approximately $1.0 million in increased allocated facility and expansion costs;

•	partially offset by approximately $2.9 million in lower licensing-related expenses due to the settlement of the litigation with Sloan-Kettering in 2003 and $100,000 in decreased stock-based compensation.

KOSAN BIOSCIENCES

The increase of 30%, or approximately $8.4 million, in research and development expenses for the year ended December 31, 2003 compared to the same period in 2002 was primarily due to the following:

•	approximately $4.1 million in increased outside services related to the advancement of KOS-862 into Phase II clinical trials, the related production of clinical material, and preclinical development of our epothilone and geldanamycin analogs;

•	approximately $2.7 million associated with higher licensing-related expenses and the settlement of the litigation with Sloan-Kettering;

•	approximately $2.2 million in increased research and development salaries and other personnel-related expenses due to internal growth;

•	approximately $1.5 million in higher allocated facilities and expansion costs;

•	partially offset by approximately $2.1 million in decreased stock-based compensation.

We allocate salary-driven and space-use-driven overhead expenses to research and development and to general and administrative expenses based on salaries and space-utilization by each respective area. Our research and development employees decreased to 109 in 2004 from 110 in 2003. In 2004, we experienced increased salary and personnel-related expenses resulting from a controlled shift from research-skilled employees to more development-skilled employees as we continue to advance our product candidates into clinical development. We expect our research and development expenses will increase substantially as KOS-862, KOS-1584, KOS-953 and KOS-1022 advance further into the clinic, and as we advance our research programs into later stages of development.

The table below summarizes the current development status of our most advanced product candidates:

Product Candidate	Description	Sponsor	Phase of Development	Initiation of Current Phase
KOS-862	Metastatic breast cancer	Roche	Phase II	Q2 2004
	Hormone-refractory prostate cancer	Kosan	Phase II	Q1 2005
	Combination with Gemzar®	Kosan	Phase Ib	Q1 2004
	Combination with Paraplatin®	Kosan	Phase Ib	Q3 2004
	Combination with Herceptin®	Roche	Phase Ib	Q3 2004
KOS-1584	Solid tumors	Kosan	Phase I	Q4 2004
17-AAG	Melanoma	NCI	Phase II	Q3 2004
	Breast cancer	NCI	Phase II	Q4 2004
	Renal cancer	NCI	Phase II	Q4 2004
	Lymphoma	NCI	Phase II	Q1 2005
	Combination with Gemcitabine/Cisplatin	NCI	Phase Ib	Q4 2002
	Combination with Taxotere®	NCI	Phase Ib	Q2 2003
	Combination with Gleevec®	NCI	Phase Ib	Q2 2003
	Combination with Paclitaxel	NCI	Phase Ib	Q2 2004
	Combination with AraC	NCI	Phase Ib	Q4 2004
	Combination with Velcade®	NCI	Phase Ib	Q1 2005
KOS-953 (proprietary formulation of 17-AAG)	Multiple myeloma	Kosan	Phase I	Q3 2004
	Combination with Herceptin®	Kosan	Phase Ib	Q4 2004
	Combination with Velcade®	Kosan	Phase Ib	Q4 2004
	Combination with Gleevec®	Kosan	Phase Ib	Q1 2005
KOS-1022 (DMAG)	Advanced malignancies	NCI	Phase I	Q3 2004
	Hematologic malignancies (Planned)	Kosan	Phase I	2005

Phase I clinical trials generally are expected to last between 12 and 18 months, Phase II clinical trials are expected to last between 18 and 24 months and Phase III clinical trials are expected to last between 24 and 42 months. The length of clinical development depends on the specific disease and patient population. For drug candidates that are in preclinical development, the timing of an IND filing varies significantly and is difficult to predict and therefore not reflected in the table above.

Roche is responsible for the majority of the costs of the epothilone clinical trials conducted under our collaboration and is funding all of the KOS-862 and KOS-1584 clinical trials other than the KOS-862 prostate cancer trial, which we are currently funding. We are responsible at our cost to supply 17-AAG for clinical trials sponsored by the NCI under the CRADAs, and the NCI is responsible for the remainder of the costs of these trials through Phase II. In addition, we are sponsoring other clinical trials of KOS-953 and plan to sponsor KOS-1022 clinical trials at our sole expense. Our research and development expenses do not reflect the costs incurred by our partners, Roche or the NCI, associated with the clinical trials they are conducting in connection with our epothilone and Hsp90 inhibitor programs, respectively.

General and Administrative Expenses

For the years ended December 31, 2004, 2003 and 2002, general and administrative expenses were approximately $5.9 million, $5.1 million and $4.9 million, respectively.

(in thousands, except percentages)
	Years Ended December 31,			Annual Percent Change
	2004	2003	2002	2004/2003	2003/2002
General and administrative	$5,934	$5,137	$4,932	16%	4%

The increase of 16%, or approximately $797,000, in general and administrative expenses in 2004 compared to 2003 was primarily due to the following:

•	approximately $535,000 in increased employee-related expenses to support our expanding research and development activities;

•	approximately $150,000 in increased professional and outside services for corporate governance and Sarbanes-Oxley related expenses;

•	approximately $127,000 in increased business development and consulting expenses;

•	approximately $53,000 in increased facility-related allocations in connection with the expansion of our facilities;

•	partially offset by approximately $68,000 in lower stock-based compensation that resulted from the full amortization of deferred compensation in 2004.

The increase of 4%, or approximately $205,000, in general and administrative expenses in 2003 compared to 2002 was primarily due to the following:

•	approximately $321,000 in increased employee-related expenses to support our expanding research and development activities;

•	approximately $169,000 in increased professional and outside services for corporate governance and Sarbanes-Oxley related expenses;

•	approximately $138,000 in increased facility-related allocations in connection with the expansion of our facilities;

•	partially offset by approximately $424,000 in lower stock-based compensation that resulted from the reversal of deferred compensation expenses in connection with employee terminations.

KOSAN BIOSCIENCES

The number of our general and administrative employees increased to 25 at December 31, 2004 as compared to 22 at December 31, 2003. We expect our general and administrative expenses will increase in the future to support the continued growth of our research and development efforts.

Interest Income, Interest Expense and Gain on the Recovery of Investment

(in thousands, except percentages)
	Years Ended December 31,			Annual Percent Change
	2004	2003	2002	2004/2003	2003/2002
Interest income	$1,434	$1,206	$2,209	19%	(45)%
Interest expense	(343)	(337)	(356)	2%	(5)%
Gain on the recovery of investment	—	—	990	—	(100)%

Other income, net	$1,091	$869	$2,843	26%	(69)%

Interest Income. Interest income increased to approximately $1.4 million in 2004 from approximately $1.2 million in 2003. This increase was primarily due to higher average investment balances that resulted from our registered direct offering in December 2003. Interest income decreased to approximately $1.2 million in 2003 from approximately $2.2 million in 2002. This decrease was due to lower average investment balances and lower investment yields associated with the declining interest rate environment in 2003.

Interest Expense. Interest expense increased to approximately $343,000 in 2004 from approximately $337,000 in 2003. This increase was due to additional equipment debt financing and an increasing rate environment during 2004, which resulted in a higher average debt balance at higher average interest rates. Interest expense decreased to $337,000 in 2003 from $356,000 in 2002. This decrease resulted from the scheduled repayment of existing debt at higher average interest rates, partially offset by additional equipment debt financing at lower average interest rates in 2003. We expect our interest expense will increase in the future resulting from additional property and equipment-related debt financings in the increasing interest rate environment.

Gain on the Recovery of Investment. At June 30, 2001, we determined that an other-than-temporary decline in the fair value of our investment in short-term commercial paper of Southern California Edison, a utility company, had occurred. Accordingly, we recorded approximately $990,000 loss on the related write-down in the carrying value of the investment. In March 2002, the security was fully repaid. Thus, we recorded a realized gain on the investment of approximately $990,000 for the year ended December 31, 2002.

Provision for Income Taxes

We incurred net operating losses in the years ended December 31, 2004, 2003 and 2002 and consequently did not pay federal or state income taxes. As of December 31, 2004, we had federal net operating loss carryforwards of approximately $65.3 million. We also had federal research and development tax credit carryforwards of approximately $2.6 million. If not utilized, the net operating losses and credit carryforwards will expire at various dates beginning in 2010 through 2024. As of December 31, 2004, we had state net operating loss carryforwards and state research and development tax credit carryforwards of approximately $36.8 million and $2.7 million, resprectively. The state net operating loss carryforwards will expire at various dates beginning in the year 2005 through 2014, if not utilized. The state research and development carryforwards do not expire. Use of the net operating losses and credits may be subject to a substantial annual limitation due to the change in ownership provisions of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. See Note 11 of our financial statements.

Liquidity and Capital Resources

Since inception we have financed our operations primarily through sales of our convertible preferred stock and common stock, contract payments received under our corporate collaboration agreements and government grant awards, interest income and equipment financing arrangements. As of December 31, 2004, we had received approximately $149.7 million from the sales of convertible preferred and common stock, approximately $91.8 million from contract payments received under our corporate collaboration agreements and government grant awards, approximately $14.1 million from interest income and approximately $11.7 million from equipment financing arrangements. As of December 31, 2004, we had approximately $83.4 million in cash and investments, compared to approximately $105.3 million as of December 31, 2003. Our funds are currently invested in U.S. Treasury and government agency obligations and corporate obligations.

Cash used in operating activities was approximately $18.2 million in 2004, compared to cash provided by operations of approximately $1.9 million in 2003. Our net loss of approximately $22.1 million in 2004 was partially offset by non-cash expenses of approximately $5.0 million related to stock-based compensation, depreciation and amortization of property and equipment and investment premiums and discounts, partially offset by an approximately $1.0 million decrease in assets and liabilities primarily due to recognition of deferred revenue related to the upfront payment from Roche, partially offset by an increase in receivable collections from Roche, net of payments related to our settlement agreement with Sloan-Kettering. We do not anticipate generating cash from operating activities for the next several years. Our net loss of approximately $9.7 million in 2003 was offset by the receipt of the second of two $12.5 million installments of an initial fee from Roche and non-cash expenses of approximately $4.6 million related to stock-based compensation, depreciation and amortization of property and equipment investment premiums and discounts, partially offset by an approximately $5.1 million increase in accounts receivable primarily due to contract revenue and a milestone related to our Roche collaboration.

Our investing activities, excluding changes in our investments, for the year ended December 31, 2004, used cash of approximately $2.3 million, compared to approximately $4.3 million in 2003, reflecting approximately $1.9 million related to the purchase of additional laboratory and office equipment and approximately $354,000 related to the renovation of our facilities. Investing activities in 2003, excluding changes in our investments, reflected approximately $1.9 million related to the renovation and expansion of our facilities and approximately $2.4 million related to the purchase of additional laboratory and office equipment. We expect to continue our purchases of equipment and leasehold improvements in 2005 related to the enhancement and expansion of our leased facilities.

Cash provided by financing activities was approximately $729,000 for the year ended December 31, 2004, compared to approximately $28.6 million in 2003. Financing activities in 2004 included approximately $1.3 million of equipment debt financing and $1.5 million in proceeds from the sale of our common stock through stock option exercises and stock purchases made under our 2000 Employee Stock Purchase Plan, offset by $2.1 million of scheduled payments on new and existing debt. Financing activities in 2003 included approximately $26.0 million net proceeds from the sale of our common stock in a registered direct offering in December 2003, $3.1 million of equipment financing, net of scheduled payments on new and existing debt, and $776,000 related to proceeds from the repayment of notes receivable from stockholders.

In April 2004, we entered into a $3.5 million equipment line of credit agreement for facility improvements and capital purchases, which expires in April 2005. As of December 31, 2004, we had utilized approximately $800,000 of the line of credit leaving approximately $2.7 million available for future draws.

We believe that our existing cash and investment securities and anticipated cash flow from our existing collaboration with Roche will be sufficient to support our current operating plan into the second half of 2006. We may, however,

KOSAN BIOSCIENCES

choose to obtain additional financing from time to time, or focus our spending on priority programs to provide for the proper alignment of resources and maintenance of sufficient levels of financial reserves. We have based this estimate on assumptions that may prove to be wrong. Our future capital uses and requirements depend on numerous forward-looking factors, including the following:

•	our ability to establish any new collaborations, our rights and obligations under any new collaboration agreements and our ability to generate revenues under any new collaborations;

•	the progress, number and costs of our research programs;

•	the extent to which clinical and other development activities are funded by our current collaborators, Roche and the NCI;

•	the progress, success and costs of preclinical testing and clinical trials of our drug candidates;

•	our ability to maintain or extend our existing collaborations with Roche and the NCI;

•	the costs and timing of obtaining, enforcing and defending patent and other intellectual property rights;

•	any need to obtain licenses to additional patents or other intellectual property in order to use, import, manufacture, market or sell our product candidates;

•	our ability to obtain regulatory approvals for our product candidates and the costs and timing of doing so;

•	any need to expand our manufacturing capabilities;

•	any need to build commercial infrastructure to market our products; and

•	expenses associated with any possible future litigation.

In addition, we review from time to time potential opportunities to expand our technologies or add to our portfolio of drug candidates. In the future, we may need further capital in order to acquire or invest in technologies, products or businesses.

We expect that additional financing will be required in the future to fund operations. We expect to finance future cash needs through the sale of equity securities, strategic collaborations, government grant awards and debt financing. In September 2003, we filed a registration statement on Form S-3 to offer to sell common stock in one or more offerings up to a dollar amount of $75.0 million. In December 2003, we completed a registered direct offering of 3,115,000 shares of common stock at a price of $9.00 per share. We received approximately $26.0 million in net proceeds after placement agent fees and other offering costs. As of December 31, 2004, approximately $47.0 million remained available on the Form S-3. In December 2004, we filed an additional registration statement on Form S-3 to offer to sell common stock and/or warrants in one or more offerings up to a dollar amount of $50.0 million. In aggregate, approximately $97.0 million remained available on both Forms S-3. We have no current commitments to offer and sell any securities that may be offered or sold pursuant to such registration statement. Additional financing or collaboration and licensing arrangements may not be available when needed or, if available, may not be on terms favorable to us or our stockholders. Insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs, to lose rights under existing licenses or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose or may adversely affect our ability to operate as a going concern. If additional funds are obtained by issuing equity securities, substantial dilution to existing stockholders may result. In addition, see “Item 1. Business—Risk Factors That May Affect Results of Operations and Financial Condition.”

Our obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments are as follows:

(in thousands)
	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Equipment financing obligations	$4,590	$2,157	$2,298	$135	$—
Operating leases	10,868	1,609	3,303	2,251	3,705

Total contractual cash obligations	$15,458	$3,766	$5,601	$2,386	$3,705

Off-Balance Sheet Arrangements

As of December 31, 2004, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investments to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and investment-grade corporate obligations. Although changes in interest rates may affect the fair value of our portfolio and cause unrealized gains and losses, such gains and losses would not be realized unless the investments were sold prior to maturity. Through our money managers, we maintain risk management control systems to monitor interest rate risk. The risk management control systems use analytical techniques, including sensitivity analysis. If market interest rates were to increase by 100 basis points, or 1%, at December 31, 2004 rates, the fair value of our portfolio would decline by approximately $421,000 on that date.

The table below presents the principal amounts of our investments and equipment loans by expected maturity and related weighted average interest rates at December 31, 2004:

(in thousands, except interest rate information)
	2005	2006	2007	2008	2009	Total	Fair Value
Debt securities:
U.S. agency notes	$38,778	$7,000	$—	$—	$—	$45,778	$45,586
Corporate bonds	16,179	8,035	—	—	—	24,214	24,030
Average interest rate	1.64%	2.38%	—	—	—	1.80%	—
Equipment financing	1,916	1,434	718	131	—	4,199	4,199
Average interest rate	7.45%	7.27%	7.27%	7.58%	—	7.36%	—

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The report of Independent Auditors, Financial Statements and Notes to Financial Statements begin on page F-1 and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND  FINANCIAL DISCLOSURE

None.

KOSAN BIOSCIENCES

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of December 31, 2004, our chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting. We are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on our evaluation under the framework in Internal Controls—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Our independent registered public accounting firm, Ernst & Young LLP has audited the financial statements included in this Annual Report on Form 10-K and has issued a report on management’s assessment of our internal control over financial reporting as well as on the effectiveness of our internal control over financial reporting. The attestation report of Ernst & Young, the registered public accounting firm, on management’s assessment of internal control over financial reporting and on the audit of the financial statements is incorporated by reference from Item 8 of this Annual Report on Form 10-K.

Changes in Internal Controls over Financial Reporting. There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

KOSAN BIOSCIENCES

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning our directors will be contained in our definitive Proxy Statement with respect to our 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than April 30, 2005 (the “Proxy Statement”), under the caption “Proposal 1—Election of Directors” and is incorporated herein by reference. See also “Item 1. Business—Directors and Executive and Other Officers of the Registrant.” Information concerning the composition of our audit committee, our audit committee financial experts and procedures for the nomination of directors are incorporated herein by reference to our Proxy Statement. Information concerning compliance with Section 16(a) of the Exchange Act will be contained in our Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference. Information concerning our executive officers is contained in this Annual Report on Form 10-K under “Item 1. Business—Directors and Executive and Other Officers of the Registrant.” Information concerning our Code of Ethics is contained in this Annual Report on Form 10-K under “Item 1. Business—Available Information.”

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

The following table summarizes the securities for issuance under our equity compensation plans as of December 31, 2004.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders	4,875,864	$8.03	270,443
Equity compensation plans not approved by stockholders	—	—	—

Total	4,875,864	$8.03	270,443

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships will be contained in our Proxy Statement under the caption “Certain Relationships and Related Transactions” and is incorporated herein by reference.

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

Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for disclosing the non-audit services approved by our Audit Committee to be performed by Ernst & Young LLP, our external auditor. Non-audit services are defined as services other than those provided in connection with an audit or a review of our financial statements. In the period covered by this report, our Audit Committee pre-approved the following non-audit services rendered, currently being rendered, or to be rendered, to us by Ernst & Young LLP:

•	all work required to be performed by Ernst & Young LLP in connection with preparing and giving consents required to be given in connection with our filings with the Securities and Exchange Commission;

•	all work required to be performed by Ernst & Young LLP in connection with tax preparation services and the Sarbanes-Oxley Act of 2002 implementation services.

PART IV

KOSAN BIOSCIENCES

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed or incorporated by reference as part of this Annual Report:

(1)	Financial Statements:

Report of Independent Registered Public Accounting Firm, Ernst & Young LLP

Balance Sheets—December 31, 2004 and 2003

Statements of Operations—Years Ended December 31, 2004, 2003, and 2002

Statement of Changes in Stockholders’ Equity—Years Ended December 31, 2004, 2003 and 2002

Statements of Cash Flows—Years Ended December 31, 2004, 2003 and 2002

Notes to Financial Statements

(2)	Financial Statement Schedules:

None

(3)	Exhibits:

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Registrant. (1)

3.2	Amended and Restated Bylaws of Registrant. (2)

4.1	Specimen Registrant’s Common Stock Certificate. (3)

4.2	Third Amended and Restated Registration Rights Agreement, dated March 30, 2000, between Registrant and certain stockholders. (3)

4.3	Registrant’s Certificate of Designation of Series A Junior Preferred Stock. (4)

10.1	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers. (3)

10.2	1996 Stock Option Plan, as amended. (3)*

10.3	2000 Employee Stock Purchase Plan and related agreements. (3)*

10.4	2000 Non-Employee Director Stock Option Plan and related agreements, as amended. (5)*

10.5	Amended and Restated Consulting Agreement between Registrant and Chaitan Khosla, Ph.D., dated December 7, 1998. (3)*

10.6†	Research and License Agreement between Registrant and The Sloan-Kettering Institute for Cancer Research, dated August 25, 2000. (3)

10.7†	Consent and Amendment to the License Agreement, effective as of September 16, 2002, by and between Registrant and The Sloan-Kettering Institute for Cancer Research. (6)

10.8†	Settlement Agreement, entered into September 19, 2003, by and between Registrant and The Sloan-Kettering Institute for Cancer Research. (7)

10.9†	License Agreement between Registrant and The Board of Trustees of The Leland Stanford Junior University, dated March 11, 1996. (3)

10.10†	Amendment No.1 to License Agreement with the Board of Trustees of The Leland Stanford Junior University, dated March 1996; Letter to Mona Wan to confirm the agreement between Registrant and the Board of Trustees of The Leland Stanford Junior University, dated September 21, 1998; and Amendment No.3 to License Agreement, dated March 10, 2000. (3)

Exhibit No.	Description

10.11†	Consent and Amendment to the License Agreement, effective as of September 16, 2002, by and between Registrant and Stanford University. (6)

10.12†	License Agreement between Registrant and President and Fellows of Harvard College, dated December 2, 1998. (3)

10.13	Sublease Agreement between Registrant and Lynx Therapeutics, Inc., dated January 6, 1999. (3)

10.14	Consent to Sublease Agreement between Spieker Properties L.P. and Lynx Therapeutics, Inc., dated September 17, 1999. (3)

10.15	Master Loan and Security Agreement between Registrant and Finova Technology Finance, Inc., dated August 25, 1998. (3)

10.16	Commitment Letter between Registrant and Finova Technology Finance, Inc., dated August 24, 1998. (3)

10.17	Commitment Letter between Registrant and Finova Capital Corporation, dated January 6, 2000. (3)

10.18	Employment Agreement between Registrant and Daniel V. Santi, M.D., Ph.D., dated November 1, 1998. (3)*

10.19	Employment Agreement between Registrant and Susan M. Kanaya, dated October 11, 1999. (3)*

10.20	Form of Series C Stock Purchase Agreement between the Registrant and certain investors, dated March 30, 2000. (3)

10.21	Employment Agreement between Registrant and Robert G. Johnson, Jr., dated September 5, 2000. (3)*

10.22	Master Loan and Security Agreement No.84325 and associated Prepayment Agreement, by and between Registrant and Wells Fargo Equipment Finance, Inc., dated July 9, 2001. (8)

10.23	Rights Agreement, dated as of October 5, 2001, between Registrant and Mellon Investor Services, LLC. (4)

10.24	Amendment to Restated Promissory Note from Stockholder by and between Registrant and Daniel V. Santi, M.D., Ph.D., dated December 23, 2001. (9)*

10.25	Lease Agreement, dated as of June 7, 2002, by and between EOP-Industrial Portfolio, L.L.C. and Registrant. (5)

10.26	Landlord Consent to Assignment and Assumption of Lease, dated as of June 20, 2002, by and among EOP-Industrial Portfolio, L.L.C., Aventis Pharmaceuticals, Inc. and Registrant. (5)

10.27†	Collaborative Research, Development and Commercialization Agreement, dated as of September 19, 2002, by and between Registrant and Hoffmann-La Roche, Inc. (6)

10.28	Amendment to Collaborative Research, Development and Commercialization Agreement, effective July 1, 2004, by and between Registrant and Hoffmann-La Roche Inc. (10)

10.29	Employment Agreement between Registrant and Bruce E. MacMillan dated June 18, 2004. (11)*

10.30	Transition Separation and Consulting Agreement between Registrant and Michael S. Ostrach dated August 4, 2004. (10)*

KOSAN BIOSCIENCES

Exhibit No.	Description

10.31	Non-Employee Director Compensation Arrangements. (13)*

10.32	Executive Compensation Arrangements.

23.1	Consent of Independent Registered Public Accounting Firm, Ernst &Young LLP.

24.1	Power of Attorney (included in signature page hereto).

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification by the Chief Executive Officer and Chief Financial Officer of Kosan Biosciences Incorporated, as required by Rule 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350). (12)

(1)	Incorporated herein by reference to an exhibit of our quarterly report on Form 10-Q for the period ended June 30, 2001.
(2)	Incorporated herein by reference to an exhibit of our quarterly report on Form 10-Q for the period ended June 30, 2003.
(3)	Incorporated herein by reference to an exhibit of our Registration Statement on Form S-1, Registration No. 333-33732.
(4)	Incorporated herein by reference to an exhibit of our current report on Form 8-K filed on October 15, 2001.
(5)	Incorporated herein by reference to an exhibit of our quarterly report on Form 10-Q for the period ended June 30, 2002.
(6)	Incorporated herein by reference to an exhibit of our quarterly report on Form 10-Q for the period ended September 30, 2002.
(7)	Incorporated herein by reference to an exhibit of our quarterly report on Form 10-Q for the period ended September 30, 2003.
(8)	Incorporated herein by reference to an exhibit of our quarterly report on Form 10-Q for the period ended September 30, 2001.
(9)	Incorporated herein by reference to an exhibit of our annual report on Form 10-K for the year ended December 31, 2001.
(10)	Incorporated herein by reference to an exhibit of our quarterly report on Form 10-Q for the period ended September 30, 2004.(11)
(11)	Incorporated herein by reference to an exhibit of our quarterly report on Form 10-Q for the period ended June 30, 2004.
(12)	This certification accompanies this annual report on Form 10-K and shall not be deemed “filed” by Registrant for purposes of Section 18 of the Exchange Act.
(13)	Incorporated herein by reference to the information contained in our Definitive Proxy Statement on Schedule 14A, as filed with the Securities and Exchange Commission on April 16, 2004, under the heading “Executive Compensation—Director Compensation.”
†	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
*	Represents a management or director compensation plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kosan Biosciences Incorporated

March 14, 2005	By:	/s/ Daniel V. Santi, M.D., Ph.D.
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

Signature	Title	Date

/s/ Daniel V. Santi, M.D., Ph.D. Daniel V. Santi, M.D., Ph.D.	Chairman and Chief Executive Officer (Principal Executive Officer)	March 14, 2005

/s/ Susan M. Kanaya Susan M. Kanaya	Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2005

/s/ Bruce A. Chabner, M.D. Bruce A. Chabner, M.D.	Director	March 14, 2005

/s/ Peter Davis, Ph.D. Peter Davis, Ph.D.	Director	March 14, 2005

/s/ Jean Deleage, Ph.D. Jean Deleage, Ph.D.	Director	March 14, 2005

/s/ Charles J. Homcy, Ph.D. Charles J. Homcy, Ph.D.	Director	March 14, 2005

KOSAN BIOSCIENCES

Signature	Title	Date

/s/ Chaitan S. Khosla, Ph.D. Chaitan S. Khosla, Ph.D.	Director	March 14, 2005

/s/ Christopher T. Walsh, Ph.D. Christopher T. Walsh, Ph.D.	Director	March 14, 2005

Kosan Biosciences Incorporated

REPORT OF ERNST & YOUNG LLP,

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Kosan Biosciences Incorporated

We have audited the accompanying balance sheets of Kosan Biosciences Incorporated as of December 31, 2004 and 2003, and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of Kosan Biosciences Incorporated’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kosan Biosciences Incorporated at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Kosan Biosciences Incorporated’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Palo Alto, California

March 9, 2005

REPORT OF ERNST & YOUNG LLP,

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Kosan Biosciences Incorporated

We have audited management’s assessment, included in the Management’s Annual Report on Internal Control Over Financial Reporting included in Item 9A, that Kosan Biosciences Incorporated maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Kosan Biosciences Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Kosan Biosciences Incorporated maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Kosan Biosciences Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Kosan Biosciences Incorporated as of December 31, 2004 and 2003, and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004 and our report dated March 9, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Palo Alto, California

March 9, 2005

Kosan Biosciences Incorporated

BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$13,777	$31,491
Short-term investments	53,783	49,968
Accounts and other receivables	4,447	9,022
Prepaid and other current assets	1,260	1,094

Total current assets	73,267	91,575
Property and equipment, net	7,159	7,317
Long-term investments	15,833	23,840
Other assets and notes receivable from related parties	354	457

Total assets	$96,613	$123,189

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,343	$1,298
Accrued liabilities	6,455	7,025
Current portion of deferred revenue	3,277	5,625
Current portion of equipment loans	1,916	1,854

Total current liabilities	12,991	15,802
Deferred revenue, less current portion	12,153	15,234
Equipment loans, less current portion	2,283	2,701
Commitments
Stockholders’ equity:
Convertible preferred stock, $0.001 par value, 10,000,000 shares authorized, 1,000,000 shares designated as Series A junior preferred stock, no shares issued and outstanding at December 31, 2004 and 2003	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 29,096,333 and 28,752,535 shares issued and outstanding at December 31, 2004 and 2003, respectively	29	29
Additional paid-in capital	170,735	168,668
Deferred stock-based compensation	—	(192)
Accumulated other comprehensive income	(378)	21
Accumulated deficit	(101,200)	(79,074)

Total stockholders’ equity	69,186	89,452

Total liabilities and stockholders’ equity	$96,613	$123,189

See accompanying notes.

Kosan Biosciences Incorporated

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2004	2003	2002
Revenues:
Contract revenue	$20,493	$28,482	$7,269
Grant revenue	2,399	2,907	2,334

Total revenues	22,892	31,389	9,603
Operating expenses:
Research and development	40,175	36,789	28,378
General and administrative	5,934	5,137	4,932

Total operating expenses	46,109	41,926	33,310

Loss from operations	(23,217)	(10,537)	(23,707)
Interest income	1,434	1,206	2,209
Interest expense	(343)	(337)	(356)
Gain on the recovery of investment	—	—	990

Net loss	$(22,126)	$(9,668)	$(20,864)

Basic and diluted net loss per common share	$(0.77)	$(0.38)	$(0.84)

Shares used in computing basic and diluted net loss per common share	28,913	25,567	24,906

See accompanying notes.

Kosan Biosciences Incorporated

STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands, except shares)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Notes Receivable From Stockholders	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Loss/(Income)	Total Accumulated Deficit	Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCES AT DECEMBER 31, 2001	—	$—	25,226,513	$25	$141,863	$(1,541)	$(4,430)	$1,216	$(48,542)	$88,591
Issuance of common stock upon exercise of options for cash, net of repurchases	—	—	86,574	—	57	—	—	—	—	57
Issuance of common stock under employee stock purchase plan	—	—	98,349	—	484	—	—	—	—	484
Repayment of stockholder notes, net of repurchase of unvested shares	—	—	(19,127)	—	(122)	320	—	—	—	198
Reversal of deferred stock-based compensation from employee terminations	—	—	—	—	(1,246)	—	1,246	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	2,050	—	—	2,050
Other stock-based compensation	—	—	—	—	1,388	—	—	—	—	1,388
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	—	(20,864)	(20,864)
Unrealized loss on available-for-sale securities, net	—	—	—	—	—	—	—	(1,064)	—	(1,064)

Comprehensive loss	—	—	—	—	—	—	—	—	—	(21,928)

BALANCES AT DECEMBER 31, 2002	—	$—	25,392,309	$25	$142,424	$(1,221)	$(1,134)	$152	$(69,406)	$70,840
Issuance of shares of common stock in a direct offering, net of offering costs of $2,082	—	—	3,115,000	3	25,950	—	—	—	—	25,953
Issuance of common stock upon exercise of options for cash, net of repurchases	—	—	186,387	1	323	—	—	—	—	324
Issuance of common stock under employee stock purchase plan	—	—	132,649	—	516	—	—	—	—	516
Repayment of stockholder notes	—	—	(73,810)	—	(530)	1,221	—	—	—	691
Reversal of deferred stock-based compensation from employee terminations	—	—	—	—	(634)	—	634	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	308	—	—	308
Other stock-based compensation	—	—	—	—	619	—	—	—	—	619
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	—	(9,668)	(9,668)
Unrealized loss on available-for-sale securities, net	—	—	—	—	—	—	—	(131)	—	(131)

Comprehensive loss	—	—	—	—	—	—	—	—	—	(9,799)

BALANCES AT DECEMBER 31, 2003	—	$—	28,752,535	$29	$168,668	$—	$(192)	$21	$(79,074)	$89,452
Issuance of common stock upon exercise of options for cash, net of repurchases	—	—	234,412	—	872	—	—	—	—	872
Issuance of common stock under employee stock purchase plan	—	—	109,386	—	630	—	—	—	—	630
Reversal of deferred stock-based compensation from employee terminations	—	—	—	—	(40)	—	40	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	152	—	—	152
Other stock-based compensation	—	—	—	—	605	—	—	—	—	605
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	—	(22,126)	(22,126)
Unrealized loss on available-for-sale securities, net	—	—	—	—	—	—	—	(399)	—	(399)

Comprehensive loss	—	—	—	—	—	—	—	—	—	(22,525)

BALANCES AT DECEMBER 31, 2004	—	$—	29,096,333	$29	$170,735	$—	$—	$(378)	$(101,200)	$69,186

See accompanying notes.

Kosan Biosciences Incorporated

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2004	2003	2002
OPERATING ACTIVITIES
Net loss	$(22,126)	$(9,668)	$(20,864)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,493	2,308	1,755
Amortization of investment premiums and discounts	1,715	1,351	559
Amortization of stock-based compensation	152	308	2,050
Other stock-based compensation	605	619	1,388
Gain on the recovery of investment	—	—	(990)
Changes in assets and liabilities:
Accounts and other receivables	4,992	(5,148)	(3,874)
Prepaid and other current assets	(166)	12	(489)
Other assets and notes receivable from related parties	103	162	581
Accounts payable and accrued liabilities	(525)	2,852	2,204
Deferred revenue	(5,429)	9,088	10,772

Net cash (used in) provided by operating activities	(18,186)	1,884	(6,908)

INVESTING ACTIVITIES
Acquisition of property and equipment	(2,335)	(4,257)	(3,556)
Purchase of investments	(72,905)	(116,034)	(70,930)
Proceeds from maturity or sale of investments	74,983	99,091	83,732

Net cash (used in) provided by investing activities	(257)	(21,200)	9,246

FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of repurchases and issuance costs	1,502	26,793	541
Proceeds from the repayment of notes receivable from stockholders, net of repurchases of unvested shares	—	776	198
Proceeds from equipment loans	1,290	3,140	2,215
Principal payments under capital lease obligation and equipment loans	(2,063)	(2,093)	(1,662)

Net cash provided by financing activities	729	28,616	1,292

Net (decrease) increase in cash and cash equivalents	(17,714)	9,300	3,630
Cash and cash equivalents at beginning of period	31,491	22,191	18,561

Cash and cash equivalents at end of period	$13,777	$31,491	$22,191

SUPPLEMENTAL DISCLOSURES
Interest expense paid in cash	$343	$337	$356

NON-CASH INVESTING AND FINANCING ACTIVITIES
Accounts receivable due for equipment loan	$417	$—	$—

Unrealized loss on investments, net	$(399)	$(131)	$(74)

Deferred stock-based compensation	$(40)	$(634)	$(1,246)

See accompanying notes.

Kosan Biosciences Incorporated

NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview

Kosan Biosciences Incorporated (the “Company”) was incorporated under the laws of the State of California on January 6, 1995 and commenced operations in 1996. In July 2000, the Company was reincorporated under the laws of the state of Delaware. The Company has proprietary technologies for the manipulation of polyketides, a rich source of pharmaceutical products. The Company uses its platform technologies to develop product candidates that target large pharmaceutical markets. In collaboration with Hoffmann-La Roche Inc. and F. Hoffmann-La Roche Ltd., collectively Roche, the Company is testing the polyketide KOS-862 (Epothilone D), a potential anticancer agent, in Phase II and Phase Ib clinical trials.

The Company is also developing analogs of geldanamycin, a polyketide, as anticancer agents in collaboration with the National Cancer Institute, or NCI, a component of the National Institutes of Health. The Company’s lead compound, 17-AAG, an analog of geldanamycin, is being evaluated in Phase II and Phase Ib combination clinical trials being sponsored by the NCI, under a Cooperative Research and Development Agreement between the Company and the NCI Cancer Therapy Evaluation Program. The Company has developed its own proprietary formulation of 17-AAG, or KOS-953, that is in Phase I and Phase Ib clinical trials. The Company is also collaborating with the NCI on developing KOS-1022 (DMAG), for which Phase I clinical trials in advanced malignancies were initiated in 2004. The Company also has additional product candidates in the areas of gastrointestinal motility and infectious disease that are undergoing preclinical evaluation and several early stage product and research technology development programs.

The Company has funded its operations primarily through sales of common stock and convertible preferred stock, contract payments under its collaboration agreements, equipment financing arrangements and government grants.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncement

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires that the compensation cost relating to share-based payment transactions, including stock options and employee stock purchase plans, be recognized in the financial statements. The cost will be measured based on the fair value of the instruments issued. SFAS 123R replaces SFAS 123 and supersedes APB Opinion No. 25 (“APB 25”). As originally issued in 1995, SFAS 123 established as preferable the fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in APB 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. The Company will be required to apply SFAS 123R effective July 1, 2005 and is currently evaluating the impact SFAS 123R will have on its financial statements.

In March 2004, the FASB issued Emerging Issues Task Force No 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, or EITF 03-1, which determines the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under Statement 115 (including individual securities and investments in mutual funds), and investments accounted for under the cost method or the equity method. The Company adopted EITF 03-1 in our fiscal quarter ended March 31, 2004.

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

The Company holds a restricted investment consisting of a certificate of deposit of approximately $949,000 at December 31, 2004 and $903,000 at December 31, 2003. This investment is carried at fair value and is restricted as to withdrawal under a letter of credit agreement related to a facility lease (see Note 6). This investment is held in the Company’s name and is included in long-term investments on the Company’s financial statements.

We recognize an impairment charge when the decline in the estimated fair value of a marketable security below the amortized cost is determined to be other-than-temporary. We consider various factors in determining whether to recognize an impairment charge, including the duration of time and the severity to which the fair value has been less than our amortized cost, any adverse changes in the investees’ financial condition and our intent and ability to hold the marketable security for a period of time sufficient to allow for any anticipated recovery in market value.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Property and equipment are depreciated on a straight-line basis over the estimated useful lives of three to five years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the lease term.

Revenue Recognition

The Company generates revenue under collaborative agreements with pharmaceutical companies and under research grants from the National Institutes of Health. The arrangements may include up front non-refundable fees, reimbursement for personnel and supply costs, milestone payments for the achievement of defined collaboration objectives and royalties on potential sales of commercialized products. The Company recognizes revenue under these arrangements when (i) persuasive evidence of an arrangement exists; (ii) delivery of the services, supplies or technology license has occurred; (iii) the price is fixed and determinable; and (iv) collectability is reasonably assured.

The Company recognizes license and other upfront and initial fees pursuant to research and development collaboration agreements over the estimated research and development term of the respective agreement.

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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Year Ended December 31,
	2004	2003	2002
Net loss	$(22,126)	$(9,668)	$(20,864)

Weighted-average shares of common stock outstanding	28,934	25,692	25,307
Less: weighted-average shares subject to repurchase	(21)	(125)	(401)

Weighted-average shares used in computing basic and diluted net loss per common share	28,913	25,567	24,906

Basic and diluted net loss per common share	$(0.77)	$(0.38)	$(0.84)

The Company has excluded all convertible preferred stock, outstanding stock options and shares subject to repurchase from the calculation of diluted net loss per common share because all such securities are antidilutive for all applicable periods presented. The total number of outstanding stock options excluded from the calculations of diluted net loss per share, prior to application of the treasury stock method for options, was 4,875,864, 3,905,054 and 3,080,345 for the years ended December 31, 2004, 2003 and 2002, respectively. Such securities, had they been dilutive, would have been included in the computations of diluted net loss per share. See Note 9 for further information on these securities.

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

The Company’s valuation assumptions and pro forma information follows (in thousands, except valuation assumptions and per share amounts):

	Year Ended December 31,
	2004	2003	2002
Risk free interest rate	2.75%	2.5%	3.7%
Dividend yield	—	—	—
Expected life	4 years	4 years	4 years
Volatility	70%	70%	70%
Net loss attributable to common stockholders, as reported	$(22,126)	$(9,668)	$(20,864)
Add: Stock-based employee compensation expense included in reported net loss	152	308	2,050
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(3,897)	(2,631)	(4,707)

Pro forma net loss	$(25,871)	$(11,991)	$(23,521)

Basic and diluted net loss per common share:
As reported	$(0.77)	$(0.38)	$(0.84)
Pro forma	$(0.89)	$(0.47)	$(0.94)

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

Segment Reporting

Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, requires an enterprise to report segment information based on how management internally evaluates the operating performance of its business units (segments). The Company has determined that it operates in only one segment. Accordingly, no segment disclosures have been included in the accompanying notes to the financial statements.

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

For the years ended December 31, 2004, 2003 and 2002, the Company recognized $20.5 million, $26.9 million and $3.4 million, respectively, of contract revenue pursuant to this agreement, of which $6.0 million was related to non-recurring milestones earned in 2003. Such amounts, excluding the ratable portion of initial payments and milestones, approximated research and development expenses under the collaboration agreement. Included in total Roche-related contract revenue for 2004, 2003 and 2002 was approximately $5.4 million, $3.4 million and $729,000, respectively, related to the ratable portion of the $25.0 million initial fee that is being recognized through the second half of 2009, the current estimated clinical development period for existing product candidates in clinical trials. In December 2004, upon the commencement of a Phase I clinical trial of KOS-1584, our second-generation Epothilone D compound, the Company determined that the estimated clinical development period extended from the second half of 2007, which was initially estimated when the Company entered into the collaboration with Roche in 2002, to the second half of 2009. The Company’s initial estimate of the clinical development period contemplated development of one product candidate, KOS-862. The change in the estimate has resulted in a further deferral of the unrecognized portion of the initial fee. Any changes in the estimate will result in either an acceleration or further deferral of the related revenue recognition. Our research and development expenses do not reflect the costs incurred by our partners, Roche or the NCI, associated with the clinical trials they are conducting in connection with our epothilone and Hsp90 inhibitor programs, respectively.

Kosan Biosciences Incorporated

NOTES TO FINANCIAL STATEMENTS (Continued)

2. RESEARCH AND DEVELOPMENT AGREEMENTS (Continued)

Johnson & Johnson Pharmaceutical Research and Development, LLC

Effective September 1998, the Company entered into a collaborative agreement with The R.W. Johnson Pharmaceutical Research Institute, LLC and Ortho-McNeil Pharmaceutical, Inc., both Johnson & Johnson companies. Effective December 28, 2003, the agreement expired and rights to compounds and technologies developed in the collaboration have reverted to the Company. For the years ended December 31, 2003 and 2002, the Company recognized $1.2 million and $2.9 million, respectively, of contract revenue pursuant to this agreement. Such amounts, excluding initial and milestone payments, approximated research and development expenses under the collaboration. Included in 2003 revenue was a non-recurring milestone of $250,000.

At December 31, 2004 and 2003, $2.6 million and $8.3 million, or 57% and 92%, respectively, of accounts and other receivables were due from Roche. For the years ended December 31, 2004 and 2003, the Company recognized $20.5 million and $26.9 million of contract revenue pursuant to one agreement representing 90% and 86% of total revenues for fiscal years 2004 and 2003, respectively. For the year ended December 31, 2002, the Company recognized $6.3 million of contract revenue pursuant to two agreements representing 35% and 31% of total revenues for the 2002 fiscal year.

License Agreements

The Company has collaborative and license agreements with several academic, government and medical institutions. Included in research and development expenses were fees incurred in connection with these agreements of approximately $1.0 million, $2.5 million and $1.5 million for the years ended December 31, 2004, 2003 and 2002, respectively.

3. INVESTMENTS

The amortized cost and fair value of securities, with gross unrealized gains and losses, at December 31, were as follows (in thousands):

	2004				2003
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Debt Securities:
US agency notes	$45,778	$—	$(194)	$45,586	$39,591	$21	$(17)	$39,595
Corporate bonds	24,214	—	(184)	24,030	34,196	22	(5)	34,213

	$69,992	$—	$(378)	$69,616	$73,787	$43	$(22)	$73,808

The fair value of available-for-sale securities by contractual maturity at December 31, were as follows (in thousands):

2004
Within one year	$53,783
Greater than one year, less than two years	15,833

$69,616

Kosan Biosciences Incorporated

NOTES TO FINANCIAL STATEMENTS (Continued)

4. PROPERTY AND EQUIPMENT

Property and equipment at December 31, consisted of the following (in thousands):

	2004	2003
Lab equipment	$9,690	$8,239
Leasehold improvements	4,752	4,398
Computer equipment and software	1,972	1,548
Office furniture	441	388

	16,855	14,573
Less accumulated depreciation and amortization	(9,696)	(7,256)

	$7,159	$7,317

Depreciation and amortization expense was $2.5 million, $2.3 million and $1.8 million for the years ended December 31, 2004, 2003 and 2002, respectively. Property and equipment financed under capital leases amounted to $562,000 at December 31, 2004 and 2003. Accumulated amortization related to this property and equipment amounted to $562,000 at December 31, 2004 and 2003.

5. EQUIPMENT FINANCING

The Company financed certain equipment and facility improvements under debt obligations. As of December 31, 2004, future minimum loan payments under these obligations were as follows (in thousands):

Year ended December 31,
2005	$2,157
2006	1,547
2007	751
2008	135

Total minimum debt payments	4,590
Less amount representing interest	(391)

Present value of net minimum payments	4,199
Less current portion	(1,916)

Long-term portion	$2,283

In April 2004, the Company entered into a $3.5 million equipment line of credit agreement. Each draw has an interest rate that is fixed at the time of draw down. As of December 31, 2004, the Company utilized approximately $776,000 of the line of credit. The terms of the debt obligations range from 42 to 48 months. Some of the loans have a balloon payment at the end of the term. Interest rates are fixed at the time of the draw down, with rates ranging from 6.31% to 9.40%. Obligations under the loans are secured by the underlying assets financed.

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

Minimum annual rental commitments at December 31, 2004 were as follows (in thousands):

Year ended December 31,
2005	$1,609
2006	1,624
2007	1,679
2008	1,163
2009	1,088
Thereafter	3,705

Total minimum payments	$10,868

The Company holds a stand-by letter of credit for approximately $903,000 from a commercial bank as security for the Company’s obligation under one of its facility leases. The letter of credit is secured by a certificate of deposit in the amount of $949,000 held in an investment account that the Company must maintain for the term of the letter of credit. The investment account is classified within long-term investments on the balance sheet.

Rent expense for operating leases was approximately $1.7 million, $1.8 million and $1.5 million for the years ended December 31, 2004, 2003 and 2002, respectively.

7. ACCRUED LIABILITIES

Accrued liabilities at December 31, consisted of the following (in thousands):

	2004	2003
Research and development-related	$2,896	$3,699
Compensation-related	1,602	1,368
Professional services	718	978
Facilities-related	948	670
Other	291	310

	$6,455	$7,025

8. RELATED PARTY TRANSACTIONS

For the years ended December 31, 2004 and 2003, the Company had outstanding full recourse employee loans of $115,000 and $155,000, respectively, issued from March 1999 to September 2004. These loans bear interest at rates ranging from 2.34% to 6.60% and are due through October 2007. The loans are included on the balance sheet in other assets and notes receivable from related parties. In accordance with the original terms of the loan agreement, 50% of the note to an officer totaling $150,000 was forgiven upon the third anniversary date of the officer’s employment in 2003, and the remaining 50% was forgiven upon the fourth anniversary date in 2004. The Company has not issued any loans to officers or directors subsequent to the passage of Sarbanes-Oxley Act in 2002.

Kosan Biosciences Incorporated

NOTES TO FINANCIAL STATEMENTS (Continued)

9. STOCKHOLDERS’ EQUITY

Registered Direct Offering

In December 2003, the Company completed a registered direct offering of 3,115,000 shares of common stock at a price of $9.00 per share. The Company received approximately $26.0 million in net proceeds after placement agent fees and other offering costs.

Common Stock and Common Stock Subject to Repurchase

Under the terms of the 1996 Stock Option Plan (the “1996 Plan”), options granted before the Company’s initial public offering of common stock are exercisable when granted, and if exercised prior to vesting, such shares are subject to repurchase upon termination of employment or consulting agreement at a price per share equal to the original exercise price. Repurchase rights lapse over the vesting periods, which are generally four years. At December 31, 2004 and 2003, 3,000 shares and 60,428 shares, respectively, were subject to repurchase. Stock options granted after the Company’s initial public offering of common stock are exercisable only for the portion of the stock options that have vested.

1996 Stock Option Plan

In 1996, the board of directors adopted the 1996 Plan that provides for the granting of incentive stock options and nonstatutory stock options to employees, officers, directors and consultants of the Company. The maximum number of aggregate shares that may be optioned and sold under the plan is 8,100,000, plus an annual increase to be added on January 1 of each year that may be the lesser of 1,125,000 shares, 5% of the outstanding shares on such date or a lesser amount as determined by the board, beginning in 2001. Incentive stock options may be granted with exercise prices not less than fair value, and nonstatutory stock options may be granted with exercise prices not less than 85% of the fair value on the date of grant. The fair value of grants before the Company’s initial public offering was determined by the board of directors. The fair value of grants after the Company’s initial public offering of common stock is determined by the closing market price of the Company’s common stock as listed on any established stock exchange on the date of grant. Stock options granted to a stockholder owning more than 10% of voting stock of the Company may be granted with an exercise price of not less than 110% of the fair value on the date of grant. Options expire no later than ten years from the date of the grant. The number of shares, terms and exercise period are determined by the board of directors. Options generally vest at 25% per year over a four-year period.

2000 Employee Stock Purchase Plan

In March 2000, the Company adopted the 2000 Employee Stock Purchase Plan (the “Purchase Plan”). The maximum number of shares available for issuance is 450,000, plus an annual increase on January 1 of each year, beginning in 2001, equal to the lesser of 150,000 shares, 0.75% of the outstanding shares on such date or such amount as determined by the board. The Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the common stock on the first day of the offering or 85% of the fair market value of the Company’s common stock on the purchase date. Each offering period is for approximately six months, with the initial offering period commencing on October 5, 2000. As of December 31, 2004, 403,458 shares were granted under the Purchase Plan.

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

Kosan Biosciences Incorporated

NOTES TO FINANCIAL STATEMENTS (Continued)

9. STOCKHOLDERS’ EQUITY (Continued)

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

The maximum term of the options granted under the Directors’ Plan is ten years. The Directors’ Plan will terminate in March 2010, unless terminated in accordance with the provisions of the Directors’ Plan. As of December 31, 2004, 194,000 shares were granted under the Directors’ Plan.

A summary of stock option activity is as follows:

	Shares Available For Grant	Options Outstanding
		Number of Shares	Exercise Price	Aggregate Price	Weighted- Average Exercise Price
Balances at December 31, 2001	635,989	2,355,874		$15,636,777	$6.64
Additional reserved	1,125,000	—	—	—	—
Granted	(1,134,100)	1,134,100	$6.25-$ 8.85	8,149,229	$7.15
Canceled	319,167	(319,167)	$0.33-$10.50	(1,891,887)	$5.93
Exercised	—	(90,462)	$0.33-$4.00	(85,486)	$0.94

Balances at December 31, 2002	946,056	3,080,345		$21,808,633	$7.08
Additional reserved	500,000	—	—	—	—
Granted	(1,186,195)	1,186,195	$5.62-$11.22	10,657,920	$8.98
Canceled	174,708	(174,708)	$0.33-$10.50	(1,294,456)	$7.42
Exercised	—	(186,778)	$0.33-$7.75	(325,883)	$1.74

Balances at December 31, 2003	434,569	3,905,054		$30,846,214	$7.90
Additional reserved	1,000,000	—	—	—	—
Granted	(1,423,275)	1,423,275	$5.93-$14.44	10,661,163	$7.49
Canceled	212,697	(212,697)	$2.00-$14.44	(1,605,108)	$7.55
Exercised	—	(239,768)	$0.33-$12.75	(907,026)	$3.78

Balances at December 31, 2004	223,991	4,875,864		$38,995,243	$8.00

Kosan Biosciences Incorporated

NOTES TO FINANCIAL STATEMENTS (Continued)

9. STOCKHOLDERS’ EQUITY (Continued)

The following table summarizes information with respect to stock options outstanding at December 31, 2004:

Options Outstanding				Options Vested
Range of Exercise Price	Number of Shares	Weighted- Average Remaining Contractual Life (In Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$ 0.15 - $ 6.25	732,784	7.44	$4.64	396,569	$3.76
$ 6.30 - $ 6.50	1,116,847	9.03	$6.39	242,707	$6.50
$ 6.65 - $ 7.75	767,650	8.23	$7.34	296,512	$7.34
$ 8.00 - $ 9.70	974,948	6.68	$9.27	792,713	$9.31
$10.20 - $10.50	593,135	8.85	$10.21	159,599	$10.24
$10.67 - $14.44	690,500	8.03	$11.19	277,791	$11.14

	4,875,864	8.03	$8.00	2,165,891	$8.33

Of the 4,875,864 options outstanding, 2,165,891 options were exercisable as of December 31, 2004. The weighted-average fair value of options granted and outstanding was $8.00, $7.90 and $7.08 as of the years ended December 31, 2004, 2003 and 2002, respectively.

Non-Employee Stock-Based Compensation

As of December 31, 2004, the Company had issued consultant stock options totaling approximately 1,034,000 shares with exercise prices ranging from $0.15 to $14.40 and terms up to ten years. Compensation related to the grants of stock options is recorded in accordance with SFAS 123 and EITF 96-18 using the Black-Scholes Model. The Company recognized other stock-based compensation for grants to non-employees of approximately $605,000, $619,000, and $1.4 million for the years ended December 31, 2004, 2003 and 2002, respectively. The measurement of stock-based compensation to non-employees is subject to periodic adjustment as the underlying awards vest.

Reserved Shares

As of December 31, 2004, the Company had reserved shares of common stock for future issuance as follows:

Shares Reserved
Stock option plans	5,099,855
Employee Stock Purchase Plan	46,452

5,146,307

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

The board of directors can redeem the Rights at any time prior to a person becoming an Acquiring Person at a redemption price of $0.001 per Right. In addition, the board of directors may, after any time a person becomes an Acquiring Person, exchange each Right for one share of common stock of the Company. As of December 31, 2004, no shares had been issued under the Rights Plan.

10. COMPREHENSIVE INCOME

Comprehensive loss was as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002
Net loss	$(22,126)	$(9,668)	$(20,864)
Unrealized loss on available-for-sale securities	(399)	(131)	(74)
Gain on recovery of available-for-sale securities	—	—	(990)

Comprehensive loss	$(22,525)	$(9,799)	$(21,928)

11. INCOME TAXES

As of December 31, 2004, the Company had federal net operating loss carryforwards and federal research and development tax credit carryforwards of approximately $65.3 million and $2.6 million, respectively. The federal net operating loss and research and development credit carryforwards will expire at various dates beginning in the year 2010 through 2024, if not utilized. As of December 31, 2004, the Company had state net operating loss carryforwards and state research and development tax credit carryforwards of approximately $36.8 million and $2.7 million, respectively. The state net operating loss carryforwards will expire at various dates beginning in the year 2005 through 2014, if not utilized. The state research and development carryforwards do not expire.

Utilization of the federal net operating loss and credit carryforwards may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before utilization.

Kosan Biosciences Incorporated

NOTES TO FINANCIAL STATEMENTS (Continued)

11. INCOME TAXES (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets for financial reporting and the amount used for income tax purposes. Significant components of the Company’s deferred tax assets for federal income taxes as of December 31 were as follows (in thousands):

	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$24,410	$12,390
Deferred revenue	6,170	8,340
Research and development credits	2,190	2,640
Capitalized research and development expenses	1,620	1,930
Other	990	760

Total deferred tax assets	35,380	26,060

Valuation allowance	(35,380)	(26,060)

Net deferred taxes	$—	$—

Due to the Company’s lack of earnings history, the total deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $9.3 million and $3.0 million during the years ended December 31, 2004 and 2003, respectively.

12. QUARTERLY INFORMATION (Unaudited)

The Company’s quarterly results were as follows (in thousands, except per share amounts):

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,	Total
2004
Revenue	$6,361	$5,940	$6,757	$3,834	$22,892
Loss from operations	(4,383)	(5,448)	(6,150)	(7,236)	(23,217)
Net loss	(4,125)	(5,180)	(5,872)	(6,949)	(22,126)
Basic and diluted earnings per common share	$(0.14)	$(0.18)	$(0.20)	$(0.24)	$(0.77)
2003
Revenue	$5,258	$9,259	$6,274	$10,598	$31,389
Loss from operations	(2,871)	(734)	(6,211)	(721)	(10,537)
Net loss	(2,582)	(521)	(6,040)	(525)	(9,668)
Basic and diluted earnings per common share	$(0.10)	$(0.02)	$(0.24)	$(0.02)	$(0.38)