Form 10-Q
period 2005-03-31
KOSAN BIOSCIENCES INC
filed 2005-05-10
CIK 1110206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2005.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $.001 par value; 29,189,810 shares outstanding at April 30, 2005.

KOSAN BIOSCIENCES INCORPORATED

Form 10-Q

Quarter Ended March 31, 2005

PART I. FINANCIAL INFORMATION

Item 1: Condensed Financial Statements and Notes

KOSAN BIOSCIENCES INCORPORATED

CONDENSED BALANCE SHEETS

(in thousands)

	March 31, 2005	December 31, 2004 (1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,734	$13,777
Short-term investments	43,510	53,783
Accounts and other receivables	2,079	4,447
Prepaid and other current assets	1,258	1,260

Total current assets	65,581	73,267

Property and equipment, net	6,785	7,159
Long-term investments	14,168	15,833
Other assets and notes receivable from related parties	323	354

Total assets	$86,857	$96,613

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$636	$1,343
Accrued liabilities	5,889	6,455
Current portion of deferred revenue	3,277	3,277
Current portion of equipment loans	1,970	1,916

Total current liabilities	11,772	12,991

Deferred revenue, less current portion	11,334	12,153
Equipment loans, less current portion	2,223	2,283

Stockholders’ equity:
Common stock	29	29
Additional paid-in capital	171,166	170,735
Accumulated other comprehensive income	(452)	(378)
Accumulated deficit	(109,215)	(101,200)

Total stockholders’ equity	61,528	69,186

Total liabilities and stockholders’ equity	$86,857	$96,613

(1)	The balance sheet data at December 31, 2004 has been derived from the audited financial statements at that date.

See accompanying notes.

KOSAN BIOSCIENCES INCORPORATED

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2005	2004
Revenues:
Contract revenue	$2,616	$6,123
Grant revenue	259	238

Total revenues	2,875	6,361

Operating expenses:
Research and development	9,655	9,341
General and administrative	1,541	1,403

Total operating expenses	11,196	10,744

Loss from operations	(8,321)	(4,383)
Other income, net	306	258

Net loss	$(8,015)	$(4,125)

Basic and diluted net loss per common share	$(0.28)	$(0.14)

Shares used in computing basic and diluted net loss per common share	29,099	28,756

See accompanying notes.

KOSAN BIOSCIENCES INCORPORATED

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2005	2004
Operating activities
Net loss	$(8,015)	$(4,125)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	637	617
Amortization of investment premiums and discounts	250	527
Amortization of stock-based compensation	—	99
Other stock-based compensation	115	199
Changes in assets and liabilities:
Accounts and other receivables	1,951	1,571
Prepaid and other current assets	2	14
Other assets and notes receivable from related parties	31	111
Accounts payable and accrued liabilities	(1,273)	(784)
Deferred revenue	(819)	(1,406)

Net cash used in operating activities	(7,121)	(3,177)

Investing activities
Acquisition of property and equipment	(263)	(984)
Purchase of investments	(7,000)	(26,698)
Proceeds from maturity of investments	18,614	22,044

Net cash provided by (used in) investing activities	11,351	(5,638)

Financing activities
Proceeds from issuance of common stock	316	645
Proceeds from equipment loans	944	295
Principal payments under equipment loans	(533)	(499)

Net cash provided by financing activities	727	441

Net increase (decrease) in cash and cash equivalents	4,957	(8,374)
Cash and cash equivalents at beginning of period	13,777	31,491

Cash and cash equivalents at end of period	$18,734	$23,117

See accompanying notes.

KOSAN BIOSCIENCES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

1. Organization and Summary of Significant Accounting Policies

Overview

Kosan Biosciences Incorporated (the “Company”) was incorporated under the laws of the State of California on January 6, 1995 and commenced operations in 1996. In July 2000, the Company was reincorporated under the laws of the state of Delaware. The Company has proprietary technologies for the manipulation of polyketides, a rich source of pharmaceutical products. The Company uses its platform technologies to develop product candidates that target large pharmaceutical markets. In collaboration with Hoffmann-La Roche Inc. and F. Hoffmann-La Roche Ltd., collectively Roche, the Company is testing KOS-862 (Epothilone D), a potential anticancer agent, in Phase II and Phase Ib clinical trials. In December 2004, in collaboration with Roche, the Company initiated a Phase I clinical trial in solid tumors of its second-generation epothilone product candidate, KOS-1584, as an anticancer agent.

In its Hsp90 inhibitor program, the Company is also developing analogs of geldanamycin, a polyketide, as anticancer agents in collaboration with the National Cancer Institute, or NCI, a component of the National Institutes of Health. The Company’s lead compound, 17-AAG, an analog of geldanamycin, is being evaluated in Phase II and Phase Ib combination clinical trials being sponsored by the NCI, under a Cooperative Research and Development Agreement between the Company and the NCI Cancer Therapy Evaluation Program. The Company has developed its own proprietary formulation of 17-AAG, or KOS-953, that is in Phase I and Phase Ib clinical trials. The Company is also collaborating with the NCI on developing KOS-1022 (DMAG), for which Phase I clinical trials in advanced malignancies were initiated in 2004. The Company also has additional product candidates in the areas of gastrointestinal motility and infectious disease that are undergoing preclinical evaluation and several early stage product and research technology development programs.

The Company has funded its operations primarily through sales of common stock and convertible preferred stock, contract payments under its collaboration agreements, equipment financing arrangements and government grant awards.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. The information as of March 31, 2005, and for the three months ended March 31, 2005 and 2004, reflects all adjustments (including normal recurring adjustments) that the management of the Company believes are necessary for a fair presentation of the results for the periods presented. Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

The Company recognizes an impairment charge when the decline in the estimated fair value of a marketable security below the amortized cost is determined to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the duration of time and the severity to which the fair value has been less than its amortized cost, any adverse changes in the investees’ financial condition and associated downgrades to credit ratings and the Company’s intent and ability to hold the marketable security for a period of time sufficient to allow for any anticipated recovery in market value.

The Company held a restricted investment consisting of a certificate of deposit of approximately $949,000 at March 31, 2005 and December 31, 2004. This investment is carried at fair value and is restricted as to withdrawal under a letter of credit agreement related to a facility lease. This investment is held in the Company’s name and is included in long-term investments on the Company’s financial statements.

Revenue Recognition

The Company generates revenue under collaborative agreements with pharmaceutical companies and under research grants from the National Institutes of Health. The arrangements may include upfront non-refundable fees, reimbursement for personnel and supply costs, milestone payments for the achievement of defined collaboration objectives and royalties on potential sales of commercialized products. The Company recognizes revenue under these arrangements when (i) persuasive evidence of an arrangement exists; (ii) delivery of the services, supplies or technology license has occurred; (iii) the price is fixed and determinable; and (iv) collectability is reasonably assured.

KOSAN BIOSCIENCES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)

(unaudited)

1. Organization and Summary of Significant Accounting Policies (continued)

Revenue Recognition (Continued)

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

As the Company’s epothilone and geldanamycin programs advance into and through Phase II clinical trials, the related costs will have a significant effect on the Company’s research and development expenses. Expenses related to clinical trials generally are accrued based on the level of patient enrollment and activity according to the protocol. The Company monitors patient enrollment levels and related activity and adjusts estimates accordingly.

Research and development expenses under government grant awards and collaborative agreements approximated the revenue recognized, excluding milestone payments, upfront and initial fees received under such arrangements.

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

KOSAN BIOSCIENCES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)

(unaudited)

1. Organization and Summary of Significant Accounting Policies (continued)

Net Loss per Share (continued)

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2005	2004
Net loss	$(8,015)	$(4,125)

Weighted-average shares of common stock outstanding	29,099	28,801
Less: weighted-average shares subject to repurchase	—	(45)

Weighted-average shares used in computing basic and diluted net loss per common share	29,099	28,756

Basic and diluted net loss per common share	$(0.28)	$(0.14)

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

Pro forma net loss and net loss per share information is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The effects of applying the intrinsic value method for either recognizing compensation expense or providing pro forma disclosures are not likely to be representative of the effects on net income for future years. The adoption of SFAS 123R will increase the Company’s reported operating expenses.

KOSAN BIOSCIENCES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)

(unaudited)

1. Organization and Summary of Significant Accounting Policies (continued)

Stock-Based Compensation (continued)

The Company’s pro forma information follows (in thousands, except per share data):

	Three Months Ended March 31,
	2005	2004
Net loss attributable to common stockholders, as reported	$(8,015)	$(4,125)
Add: Stock-based employee compensation expense included in reported net loss	—	99
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(608)	(1,055)

Pro forma net loss	$(8,623)	$(5,081)

Basic and diluted net loss per common share:
As reported	$(0.28)	$(0.14)
Pro forma	$(0.30)	$(0.18)

New Accounting Pronouncement

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires that the compensation cost relating to share-based payment transactions, including stock options and employee stock purchase plans, be recognized in the financial statements. The cost will be measured based on the fair value of the instruments issued. SFAS 123R replaces SFAS 123 and supersedes APB Opinion No. 25 (“APB 25”). As originally issued in 1995, SFAS 123 established as preferable the fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in APB 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. The Company will be required to apply SFAS 123R effective January 1, 2006 and is currently evaluating the impact SFAS 123R will have on its financial statements.

KOSAN BIOSCIENCES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)

(unaudited)

2. Research and Development Agreements (continued)

Roche

Effective September 2002, the Company entered into a research and development collaboration agreement (the “Agreement”) with Roche. Under the terms of the Agreement, Roche has worldwide exclusive rights to market and sell KOS-862 (Epothilone D) and other epothilones (including KOS-1584) in the field of oncology, and the Company will co-develop and has the right to co-promote the product in the United States. The Agreement provides for the Company to receive payments for the reimbursement of research and development expenditures, funding of a back-up program, achievement of clinical, regulatory and commercial milestones, development activities and royalties on sales of collaboration products. In addition, the Company has the opportunity to increase its royalties through a buy-in at a later stage of clinical development and by co-promotion of products resulting from the collaboration. Effective July 1, 2004, the Company entered into an amendment to the Agreement that provided for the reimbursement of costs that exceeded the previously stipulated amounts set forth in the Agreement. In December 2004, upon the commencement of a Phase I clinical trial of KOS-1584, the Company determined that the estimated clinical development period extended from the second half of 2007, which was initially estimated when the Company entered into the collaboration with Roche in 2002, to the second half of 2009. The Company’s initial estimate of the clinical development period contemplated development of one product candidate, KOS-862. The change in the estimate has resulted in a further deferral of the unrecognized portion of the initial fee received in connection with our research and development collaboration agreement with Roche. For the three months ended March 31, 2005 and 2004, the Company recognized revenue related to this agreement of approximately $2.6 million and $6.1 million, respectively.

License Agreements

The Company has collaborative and license agreements with several academic, government and medical institutions. Included in research and development expenses were total payments made under these agreements of approximately $140,000 and $88,000 for the three months ended March 31, 2005 and 2004, respectively.

3. Comprehensive Loss

For the three months ended March 31, 2005 and 2004, comprehensive loss was as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Net loss	$(8,015)	$(4,125)
Unrealized gain (loss) on available-for-sale securities	(74)	117

Comprehensive loss	$(8,089)	$(4,008)

KOSAN BIOSCIENCES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)

(unaudited)

4. Equipment Financing

The Company finances certain equipment and facility improvements under debt obligations with terms of 48 months. The interest rates of each of the loans are fixed at the time of the draw down, with the interest rates ranging from 6.31% to 8.90%. Obligations under the loans are secured by the assets financed under the loans.

In April 2004, the Company entered into a new $3.5 million equipment line of credit agreement, of which $1.3 million had been utilized as of March 31, 2005.

5. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2005	December 31, 2004
Research and development-related	$2,833	$2,896
Compensation-related	927	1,602
Professional services	761	718
Facilities-related	1,050	948
Other	318	291

	$5,889	$6,455

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements about:

•	our plans with respect to announcements of clinical data and initiations of clinical trials;

•	our expectations that KOS-862, KOS-1584, 17-AAG, KOS-953 and KOS-1022 will advance further into clinical trials and that our research programs will be advanced into later stages of development;

•	our beliefs that the accounting policies identified in this report are the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our financial statements;

•	sufficiency of our cash resources, including our belief that our existing cash and investment securities and anticipated cash flow from our existing collaboration will be sufficient to support our current operating plan into the second half of 2006; and

•	our expectations to finance future cash needs through the sale of equity securities, strategic collaborations, government grant awards or debt financing.

In some cases, forward-looking statements can be identified by words such as “expect,” “anticipate,” “intend,” “believe,” “hope,” “assume,” “estimate,” “plan,” “will” and other similar words and expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Discussions containing these forward-looking statements may be found throughout this Form 10-Q, including the sections entitled “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements involve risks and uncertainties, including the risks discussed below under the heading “Risks Factors That May Affect Results of Operations and Financial Condition,” that could cause our actual results to differ materially from those in the forward-looking statements. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document. The risks discussed below under the heading “Risks Factors That May Affect Results of Operations and Financial Condition” and elsewhere in this report should be considered in evaluating our prospects and future financial performance.

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

•	KOS-862 (Epothilone D). In collaboration with Roche, we are testing KOS-862, a potential anticancer agent, in Phase II and Phase Ib clinical trials. The two current Phase II clinical trials, a metastatic breast cancer trial being conducted by Roche and a prostate cancer trial being conducted by us, are Simon two-stage design trials that have an interim review and decision point following the completion of stage one before advancing to stage two. In April 2005, upon successful completion of the analysis of the data from the first stage, we announced that the Phase II clinical trial in metastatic breast cancer achieved the primary objective and would proceed into the second stage of the Simon two-stage design of the clinical trial. In the first quarter of 2005, we commenced aphase II clinical trial in prostate cancer. The review and decision point on whether to proceed to stage two is expected in the second half of 2005. The three Phase Ib trials are traditional dose-escalating trials in combination with other chemotherapeutic agents.

•	KOS-1584 (2nd generation Epothilone D). In December 2004, in collaboration with Roche, we initiated a Phase I clinical trial in solid tumors of our second-generation epothilone product candidate, KOS-1584, as an anticancer agent. We expect to initiate a second Phase I clinical trial of KOS-1584 in the third quarter of 2005.

•	17-AAG (geldanamycin analog). 17-AAG, an Hsp90 inhibitor, is being evaluated in multiple Phase II and Phase Ib clinical trials sponsored by the National Cancer Institute, or NCI, under a Cooperative Research and Development Agreement, or CRADA, between us and the NCI Cancer Therapy Evaluation Program, or CTEP.

•	KOS-953 (proprietary formulation of 17-AAG). We are also developing our own Hsp90 inhibitor, a proprietary formulation of 17-AAG, which we refer to as KOS-953. We are conducting a Phase I clinical trial of KOS-953 as monotherapy in multiple myeloma, and we expect to announce preliminary results in mid-2005. We are also conducting Phase Ib clinical trials of KOS-953 in combination with Velcade®, Herceptin® and Gleevec®; we expect to announce preliminary results from at least two of these trials in the second half of 2005.

•	KOS-1022 (2nd generation geldanamycin analog, DMAG). In collaboration with the NCI, we are developing our second Hsp90 inhibitor, KOS-1022, for which Phase I clinical trials in solid tumors were initiated by the NCI in the middle of 2004. Under a Kosan-sponsored Investigational New Drug Application, or IND, filed in December 2004, we plan to initiate a Phase I clinical trial of KOS-1022 in hematologic malignancies in the first half of 2005.

We also have additional product candidates in the areas of gastrointestinal motility and infectious disease that are undergoing preclinical evaluation and several early stage product and research technology development programs largely based on polyketides.

We have incurred significant losses since our inception. As of March 31, 2005, our accumulated deficit was approximately $109.2 million. We expect to incur additional operating losses over the next several years as we continue to develop our technologies and fund internal product research and development.

Critical Accounting Policies

Critical accounting policies are those that require significant judgment and/or estimates by management at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. We consider certain accounting policies related to revenue recognition, clinical trial accruals and stock-based compensation to be critical policies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for our making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The basis of our current estimates or assumptions has not changed since we filed our Annual Report on Form 10-K for the year ended December 31, 2004 with the SEC on March 16, 2005 and, in the past, there have not been significant adjustments to the actual results of our estimates.

Results of Operations

Revenues

	Three Months Ended March 31,
(in thousands, except percentages)	2005	2004	% Change
Contract revenue	$2,616	$6,123	-57%
Grant revenue	259	238	9%

Total revenues	$2,875	$6,361	-55%

Revenues for the quarters ended March 31, 2005 and 2004 were approximately $2.9 million and $6.4 million, respectively. Revenues in both periods consisted primarily of contract revenues recognized under our development and commercialization agreement with Roche and funded research related to government grant awards. The decrease in revenues of approximately 55%, or $3.5 million, in the first quarter of 2005 compared to the same period last year was the result of the following:

•	approximately $3.6 million in lower research funding as a result of the selection of KOS-1584 as a second-generation epothilone compound and its advancement into clinical trials in 2004 and lower KOS-862 clinical reimbursement and production related activities;

•	approximately $587,000 in lower amortization of the $25.0 million initial fee from Roche, which is now being amortized through the second half of 2009, the current estimated clinical development period; and

•	partially offset by approximately $705,000 in increased KOS-1584 clinical reimbursement and grant revenue.

If we do not maintain our agreement with Roche, our revenues will be significantly decreased unless we enter into additional collaborations that provide substantial revenues.

Research and Development Expenses

For the quarters ended March 31, 2005 and 2004, our research and development expenses were approximately $9.7 million and $9.3 million, respectively. Our research and development activities consist primarily of salaries and other personnel-related expenses, clinical trial-related services performed by clinical research organizations and research institutions and other outside service providers, licensing-related expenses, lab consumables and facility-related expenses. We group these activities into two major categories: “research and preclinical” and “clinical development”.

	Three Months Ended March 31,
(in thousands, except percentages)	2005	2004	% Change
Research and preclinical	$5,048	$5,719	-12%
Clinical development	4,607	3,622	27%

Total research and development	$9,655	$9,341	3%

The increase of 3%, or approximately $314,000, in research and development expenses for the three months ended March 31, 2005 compared to the same period in 2004 was the result of the following:

•	approximately $1.2 million in higher outside services related to the advancement of KOS-953 into Phase I and Phase Ib clinical trials, support of the development of KOS-1022 and progression of KOS-1584 in Phase I clinical trials; and

•	partially offset by approximately $900,000 in lower outside services primarily due to the costs of advancing KOS-1584 into IND-enabling studies in the first quarter of 2004.

We expect that our research and development expenses will increase substantially as KOS-862, KOS-1584, KOS-953 and KOS-1022 advance further into the clinic, and as we advance our research programs into later stages of development.

General and Administrative Expenses

	Three Months Ended March 31,		% Change
(in thousands, except for percentages)	2005	2004
General and administrative	$1,541	$1,403	10%

The increase of 10%, or approximately $138,000, in general and administrative expenses for the three months ended March 31, 2005 compared to the same period in 2004 was the result of the following:

•	approximately $100,000 in higher employee-related expenses to support our expanding research and development activities;

•	approximately $25,000 in higher facility and equipment related allocations; and

•	approximately $13,000 in higher professional and outside services associated with being a publicly held company.

We expect that our general and administrative expenses will increase in the future to support the continued growth of our research and development efforts.

Other income, net

	Three months ended March 31,		% Change
(in thousands, except for percentages)	2005	2004
Other income, net	$306	$258	19%

Interest income increased to approximately $383,000 for the three months ended March 31, 2005 from approximately $342,000 for the same period in 2004. The increase resulted from the increasing interest rate environment, partially offset by lower average investment balances in the first three months of 2005 compared to the same period in 2004.

Interest expense decreased to approximately $77,000 for the three months ended March 31, 2005 from approximately $84,000 for the same period in 2004. The decrease resulted from the scheduled repayment of existing debt in 2004 at higher average interest rates, partially offset by additional equipment financing at lower average interest rates. We expect that our interest expense will increase in the future as a result of additional property and equipment-related debt financing combined with anticipated higher-interest rates.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through sales of our convertible preferred stock and common stock, contract payments received under our corporate collaboration agreements and government grant awards, interest income and equipment financing arrangements. As of March 31, 2005, we had received approximately $150.1 million from the sale of convertible preferred stock and common stock, approximately $95.8 million from contract payments received under our corporate collaboration agreements and government grant awards, approximately $14.5 million from interest income and approximately $12.7 million from equipment financing arrangements. As of March 31, 2005, we had approximately $76.4 million in cash and investments, compared to approximately $83.4 million as of December 31, 2004. Our funds are currently invested in U.S. Treasury and government agency obligations and corporate obligations.

Our operating activities used cash of approximately $7.1 million for the three months ended March 31, 2005 compared to approximately $3.2 million for the same period in 2004. Our net loss of approximately $8.0 million for the three months ended March 31, 2005 was partially offset by non-cash charges of approximately $1.0 million related to stock-based compensation, depreciation and amortization of investment premiums and discounts. Cash used for the same period in 2004 was primarily used to fund the net loss of $4.1 million, partially offset by non-cash charges of approximately $1.4 million related to stock-based compensation, depreciation and amortization of investment premiums and discounts.

Our investing activities, excluding changes in our investments, for the three months ended March 31, 2005, used cash of approximately $263,000, compared to approximately $984,000 for the same period in 2004, reflecting facility and capital expenditures as we continued to enhance and improve upon our pharmacology laboratory capabilities.

Cash provided by financing activities was approximately $727,000 for the three months ended March 31, 2005, compared to approximately $441,000 for the same period in 2004. This increase was primarily attributed to the receipt of proceeds from equipment debt financing in the three months ended March 31, 2005 compared to the same period in 2004. Financing activities for 2005 included approximately $411,000 in proceeds from equipment loans, net of scheduled payments on new and existing debt, and $316,000 in proceeds from the sale of our common stock related to stock option exercises and stock purchases made under our 2000 Employee Stock Purchase Plan. Financing activities for 2004 included approximately $204,000 in scheduled payments on new and existing debt, net of proceeds from equipment loans, and $645,000 in proceeds from the sale of our common stock related to stock option exercises and stock purchases made under our 2000 Employee Stock Purchase Plan.

In April 2004, we entered into a $3.5 million equipment line of credit agreement for facility improvements and capital purchases, which was scheduled to expire in April 2005, but has been extended through December 2005. As of March 31, 2005, we had utilized approximately $1.3 million of the line of credit, leaving approximately $2.2 million available for future draws.

We believe that our existing cash and investment securities and anticipated cash flow from our existing collaboration with Roche will be sufficient to support our current operating plan into the second half of 2006. We expect to obtain additional financing from time to time, or focus our spending on priority programs to provide for the proper alignment of resources and maintenance of sufficient levels of financial reserves. We have based this estimate on assumptions that may prove to be wrong. Our future capital uses and requirements depend on numerous forward-looking factors, including the following:

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

We expect that additional financing will be required in the future to fund operations. We expect to finance future cash needs through the public or private sale of equity securities, debt financings, additional collaboration or licensing arrangements, government grant awards or any combination of the foregoing or other arrangements. In September 2003, we filed a registration statement on Form S-3 to offer to sell common stock in one or more offerings up to a dollar amount of $75.0 million. In December 2003, we completed a registered direct offering of 3,115,000 shares of common stock at a price of $9.00 per share. We received approximately $26.0 million in net proceeds after placement agent fees and other offering costs. As of March 31, 2005, approximately $47.0 million remained available on the Form S-3. In December 2004, we filed an additional registration statement on Form S-3 to offer to sell common stock and/or warrants in one or more offerings up to a dollar amount of $50.0 million. In aggregate, approximately $97.0 million remain available on both Forms S-3. We have no current commitments to offer and sell any securities that may be offered or sold pursuant to such registration statements. Additional financing or collaboration and licensing arrangements may not be available when needed or, if available, may not be on terms favorable to us or our stockholders. Insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs, to lose rights under existing licenses or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Insufficient funds may adversely affect our ability to operate as a going concern. If additional funds are obtained by issuing equity securities, substantial dilution to existing stockholders may result. In addition, see “Risk Factors That May Affect Results of Operations and Financial Condition”.

As of March 31, 2005, our obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments were as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)
Equipment financing obligations	$4,594	$2,213	$2,202	$179	$—
Operating leases	10,466	1,609	3,271	2,159	3,427

Total contractual cash obligations	$15,060	$3,822	$5,473	$2,338	$3,427

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

We commenced operations in 1996 and are still in an early stage of development. We have not commercialized any products, and we have incurred significant losses to date. As of March 31, 2005, we had an accumulated deficit of approximately $109.2 million. To date, our revenues have been primarily from collaborations and government grant awards. Our expenses have consisted principally of costs incurred in research and development and from general and administrative costs associated with our operations. We have incurred net losses since our inception, including a net loss of approximately $8.0 million for the three months ended March 31, 2005. We expect our expenses to increase and to continue to incur operating losses for at least the next several years as we continue our research and development efforts for our drug candidates and research programs. The amount of time necessary to successfully commercialize any of our drug candidates is long and uncertain, and successful commercialization may not occur at all. As a result, we may never become profitable.

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

We may raise additional financing through public or private equity offerings, debt financings, additional collaboration or licensing arrangements, government grant awards or any combination of the foregoing or other arrangements. To the extent we raise additional capital by issuing equity securities, our stockholders may experience dilution. Debt financing, if available, may subject us to restrictive covenants and significant interest costs. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies, product candidates or marketing territories. If we are unable to raise sufficient funds when needed we may be required to delay, scale back or eliminate some or all of our research or development programs; lose rights under existing licenses; or relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Insufficient funds may adversely affect our ability to operate as a going concern. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations -Liquidity and Capital Resources.”

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

We have multiple product candidates in human clinical trials for the treatment of cancer, KOS-862, KOS-1584, 17-AAG, KOS-953 and KOS-1022. Anticancer drugs generally have a narrow therapeutic window between efficacy and toxicity. If unacceptable toxicity is observed in a clinical trial, the trial may be terminated at an early stage. For example, in June 2004, we discontinued a Phase II clinical study of KOS-862 in colorectal cancer due to unanticipated cumulative drug toxicities in patients who had previously been treated with the cancer treatment oxaliplatin.

Completion of clinical trials may take several years or more. The length of time generally varies substantially according to the type, complexity, novelty and intended use of the drug candidate. Our clinical trials (including ongoing and anticipated clinical trials of KOS-862, KOS-1584, 17-AAG, KOS-953, KOS-1022 or other product candidates) may be suspended at any time, if we, the FDA, or other regulatory authorities believe the patients participating in our studies are exposed to unacceptable health risks. Our ability to commence or timely complete clinical trials may be adversely affected by many factors, including:

•	ineffectiveness of the study compound, or perceptions by physicians that the compound is not effective for a particular indication;

•	inability to manufacture sufficient quantities of compound for use in clinical trials;

•	a failure to obtain approval from the FDA, other regulatory authorities or an investigational site’s investigational institutional review board to conduct a clinical trial;

•	inability to reach agreement with a sufficient number of investigational sites to conduct a study;

•	the number of patients required, slower than expected rate of patient recruitment or inability to recruit a sufficient number of patients;

•	adverse medical events or the death of patients during a clinical trial, even if caused by the advanced status of their disease or medical problems that are not related to our product candidates;

•	inconclusive or negative results from the clinical trial;

•	competing clinical trials in the same or similar indication;

•	third-party clinical investigators failing to perform our clinical trials on our anticipated schedule or consistent with a clinical trial protocol, and other third-party organizations not performing data collection and analysis in a timely or accurate manner; and

•	a decision by the FDA or other governmental authorities to require suspension of a clinical study.

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

In our geldanamycin program, we currently use two manufacturers to make the active pharmaceutical ingredients for KOS-953 and KOS-1022. We formulate drug product for KOS-953 and KOS-1022 both at our own facility and through contract manufacturers. We currently maintain a limited inventory of KOS-953 and KOS-1022 at our facilities in Hayward, California, and we also maintain a limited inventory of KOS-953 at the facilities of an outside contractor. The NCI is not obligated to maintain an inventory of either the active pharmaceutical ingredient or formulated drug product for 17-AAG or KOS-1022.

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

We apply for patents covering our technologies, drug candidates, formulations and uses thereof, as we deem appropriate. However, we may fail to apply for patents on important technologies or products in a timely fashion or at all. Our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products and technologies. For example, our lead product in our geldanamycin analog program, 17-AAG, is not covered by a composition of matter patent, per se and thus others could develop products containing 17-AAG. We are aware of at least two other companies that have been developing product candidates containing 17-AAG. Other competitors may be currently developing, or may in the future develop, products containing 17-AAG. In addition, we generally do not control the patent prosecution of technology that we license from others. Accordingly, we are unable to exercise the same degree of control over this intellectual property as we would over our own.

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

We are aware of a significant number of patents and patent applications relating to aspects of our technologies and compounds filed by, and issued to, other parties. Others have filed patent applications or have been granted patents claiming inventions also claimed or licensed by us, and we may have to participate in an interference or other proceeding before a patent agency or court to determine priority of invention or which party was first to invent and, thus, the right to a patent for these inventions. For example, two of our exclusively licensed patents are the subject of an interference proceeding with Gesellschaft für Biotechnologische Forschung (GBF) and a patent application it has filed concerning epothilones C, D, E and F. We believe this application to be licensed to Bristol-Myers Squibb. Further, we believe one or more interferences may be declared between patents and applications we own or have exclusively licensed and patents and applications owned by Novartis relating to epothilone biosynthetic genes; and patents and applications owned by Abbott Laboratories or Biotica Technologies Ltd. relating to erythromycin polyketide synthase genes, methods for altering polyketide synthase genes, and erythromycin analogs. In April 2005, a hearing was held in the European Patent Office to address an opposition filed by Biotica to one of our exclusively licensed patents related to the recombinant production of polyketides. At the hearing, the patent was maintained (upheld) with amendment; the time for Biotica to appeal the ruling has not yet expired. In addition, the European Patent Office has recently granted patents to GBF, which we believe to be licensed to Bristol-Myers Squibb and, if valid in individual European countries, would cover Epothilone D in those countries. Formal oppositions to these patents have been filed with the European Patent Office and we expect responses by GBF to those oppositions to continue through the second half of 2005.

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

Other parties may obtain patents in the future and claim that our products or the use of our technologies infringes these patents or that we are employing their proprietary technology without authorization. We could incur substantial costs and diversion of management and technical personnel in defending ourselves against any claims that the use of our technologies infringes any patents, defending ourselves against any claim that we are employing any proprietary technology without authorization or enforcing our patents against others. Furthermore, parties making claims against us may be able to obtain injunctive or other equitable relief that could effectively block our ability to develop, commercialize and sell products, and could result in the award of substantial damages against us. In the event of a successful claim of infringement against us, we may be required to:

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

Retaining our current employees and recruiting qualified scientific personnel to perform future research and development work, as well as manufacturing and key management personnel, will be critical to our success. We may also need to hire personnel with expertise in clinical testing, government regulation, marketing, law and finance. Competition is intense among biotechnology, pharmaceutical and healthcare companies, universities and non-profit research institutions for experienced scientists and other personnel, and we may not be able to retain or recruit sufficient skilled personnel on acceptable terms to allow us to pursue collaborations and develop our products and core technologies to the extent otherwise possible.

In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement No. 123 (revised 2004) “Share-Based Payment,” or SFAS 123R, which will require us to record a charge to earnings for the compensation cost relating to share-based payment transactions, including stock options and employee stock purchase plans, effective January 1, 2006. We are currently evaluating option valuation methodologies and assumptions permitted by the FASB for purposes of implementing the change in accounting treatment. This change will have a negative impact on our financial results. For an illustration of the effect of such a change in our recent financial results, see Note 1 to the Notes to Condensed Financial Statements — Organization and Summary of Significant Accounting Policies: Stock-Based Compensation. In addition, new regulations implemented by The Nasdaq National Market requiring shareholder approval for all stock option plans, as well as new regulations implemented by the New York Stock Exchange prohibiting NYSE member organizations from giving a proxy to vote on equity-compensation plans unless the beneficial owner of the shares has given voting instructions, could make it more difficult for us to grant options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant stock options to employees, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

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

We believe that our ability to successfully compete will depend on, among other things:

•	our ability to develop novel compounds with attractive pharmaceutical properties and to secure and protect intellectual property rights based on our innovations;

•	the efficacy, safety and reliability of our product candidates;

•	the speed at which we develop our product candidates;

•	our ability to design and successfully execute appropriate clinical trials;

•	the timing and scope of regulatory approvals;

•	our ability to manufacture and sell commercial quantities of future products to the market; and

•	acceptance of future products by physicians and other healthcare providers;

•	the development of effective pricing and reimbursement strategies.

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

Our officers, directors and their affiliates together controlled approximately 26% of our outstanding common stock as of March 31, 2005. As a result, these stockholders, if they act together, are able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may delay or prevent a change in control of us and might affect the market price of our common stock, even when a change may be in the best interests of all stockholders. In addition, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders, and accordingly, they could cause us to enter into transactions or agreements, which we would not otherwise consider.

Our stock price has been, and may continue to be, extremely volatile.

The trading price of our common stock has been, and is likely to continue to be, highly volatile. During the period from March 31, 2004 through March 31, 2005, our common stock traded between $4.02 and $14.77 on the Nasdaq National Market. The trading price of our common stock could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

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

Changes in the accounting treatment of stock options will require us to account for employee stock options as compensation expense on our financial statements. In December 2004, FASB issued SFAS 123R, which will require us to record a charge to earnings for the compensation cost relating to share-based payment transactions, including stock options and employee stock purchase plans, effective January 1, 2006. We are currently evaluating option valuation methodologies and assumptions permitted by the FASB for purposes of implementing the change in accounting treatment. This change will have a negative impact on our financial results. For an illustration of the effect of such a change in our recent financial results, see Note 1 to the Notes to Condensed Financial Statements — Organization and Summary of Significant Accounting Policies: Stock-Based Compensation.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investments to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and investment-grade corporate obligations. Through our money managers, we maintain risk management control systems to monitor interest rate risk. The risk management control systems use analytical techniques, including sensitivity analysis. If market interest rates were to increase by 100 basis points, or 1%, as of March 31, 2005 rates, the fair value of our portfolio would decline by approximately $333,000 on that date.

The following table represents the fair value balance of our cash, cash equivalents and short-term and long-term investments that are subject to interest rate risk by year of expected maturity and average interest rates as of March 31, 2005 (dollars in thousands):

	2005	2006	2007
Cash and cash equivalents	$18,734	$—	$—
Average interest rates	2.52%

Short-term investments	35,018	8,492	—
Average interest rates	1.77%	2.73%

Long-term investments	949	13,219	—
Average interest rates	0.65%	2.62%	—

We did not hold any derivative instruments as of March 31, 2005, and we have never held such instruments in the past. In addition, we had outstanding debt, consisting of borrowings under equipment financings, of $4.2 million as of March 31, 2005, with a range of interest rates from 6.31% to 8.90%.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of March 31, 2005, our chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls over Financial Reporting. There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item1: Legal Proceedings

Not applicable.

Item2: Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item3: Defaults Upon Senior Securities

Not applicable.

Item4: Submission of Matters to a Vote of Security Holders

None.

Item5: Other Information

Item6 Exhibits

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

Kosan Biosciences Incorporated

May 9, 2005	By:	/s/ Daniel V. Santi
Daniel V. Santi, M.D., Ph.D.
Chairman and Chief Executive Officer

May 9, 2005	By:	/s/ Susan M. Kanaya
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