Form 10-Q
period 2005-06-30
KOSAN BIOSCIENCES INC
filed 2005-08-05
CIK 1110206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2005.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $.001 par value; 29,252,938 shares outstanding at July 31, 2005.

KOSAN BIOSCIENCES INCORPORATED

Form 10-Q

Quarter Ended June 30, 2005

PART I. FINANCIAL INFORMATION

Item 1: Condensed Financial Statements and Notes

KOSAN BIOSCIENCES INCORPORATED

CONDENSED BALANCE SHEETS

(in thousands)

	June 30, 2005	December 31, 2004 (1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,444	$13,777
Short-term investments	44,996	53,783
Accounts and other receivables	2,771	4,447
Prepaid and other current assets	1,223	1,260

Total current assets	59,434	73,267
Property and equipment, net	6,817	7,159
Long-term investments	13,819	15,833
Other assets and notes receivable from related parties	315	354

Total assets	$80,385	$96,613

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,036	$1,343
Accrued liabilities	6,829	6,455
Current portion of deferred revenue	3,277	3,277
Current portion of equipment loans	2,039	1,916

Total current liabilities	13,181	12,991

Deferred revenue, less current portion	10,514	12,153
Equipment loans, less current portion	2,202	2,283

Stockholders’ equity:
Common stock	29	29
Additional paid-in capital	171,271	170,735
Accumulated other comprehensive income	(281)	(378)
Accumulated deficit	(116,531)	(101,200)

Total stockholders’ equity	54,488	69,186

Total liabilities and stockholders’ equity	$80,385	$96,613

(1)	The balance sheet data at December 31, 2004 has been derived from the audited financial statements at that date.

See accompanying notes.

KOSAN BIOSCIENCES INCORPORATED

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Contract revenue	$2,897	$5,111	$5,513	$11,234
Grant revenue	441	829	700	1,067

Total revenues	3,338	5,940	6,213	12,301
Operating expenses:
Research and development	9,471	10,000	19,126	19,341
General and administrative	1,523	1,388	3,064	2,791

Total operating expenses	10,994	11,388	22,190	22,132

Loss from operations	(7,656)	(5,448)	(15,977)	(9,831)
Other income, net	340	268	646	526

Net loss	$(7,316)	$(5,180)	$(15,331)	$(9,305)

Basic and diluted net loss per common share	$(0.25)	$(0.18)	$(0.53)	$(0.32)

Shares used in computing basic and diluted net loss per common share	29,194	28,899	29,146	28,827

See accompanying notes.

KOSAN BIOSCIENCES INCORPORATED

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2005	2004
Operating activities
Net loss	$(15,331)	$(9,305)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,295	1,232
Amortization of investment premiums and discounts	416	1,055
Amortization of stock-based compensation	—	119
Other stock-based compensation	215	316
Changes in assets and liabilities:
Accounts and other receivables	1,259	4,456
Prepaid and other current assets	37	(11)
Other assets and notes receivable from related parties	39	120
Accounts payable and accrued liabilities	67	(252)
Deferred revenue	(1,639)	(2,812)

Net cash used in operating activities	(13,642)	(5,082)

Investing activities
Acquisition of property and equipment	(953)	(1,331)
Purchase of investments	(37,883)	(67,800)
Proceeds from maturity of investments	48,365	45,430

Net cash provided by (used in) investing activities	9,529	(23,701)

Financing activities
Proceeds from issuance of common stock	321	1,089
Proceeds from equipment loans	1,519	930
Principal payments under equipment loans	(1,060)	(988)

Net cash provided by financing activities	780	1,031

Net decrease in cash and cash equivalents	(3,333)	(27,752)
Cash and cash equivalents at beginning of period	13,777	31,491

Cash and cash equivalents at end of period	$10,444	$3,739

See accompanying notes.

KOSAN BIOSCIENCES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

1. Organization and Summary of Significant Accounting Policies

Overview

Kosan Biosciences Incorporated (the “Company”) was incorporated under the laws of the State of California on January 6, 1995 and commenced operations in 1996. In July 2000, the Company was reincorporated under the laws of the State of Delaware. The Company has proprietary technologies for the manipulation of polyketides, a rich source of pharmaceutical products. The Company uses its platform technologies to develop product candidates that target large pharmaceutical markets. In collaboration with Hoffmann-La Roche Inc. and F. Hoffmann-La Roche Ltd., collectively Roche, the Company is testing KOS-862 (Epothilone D), a potential anticancer agent, in Phase II and Phase Ib clinical trials and its second-generation epothilone product candidate, KOS-1584, in Phase I clinical trials.

In its Hsp90 inhibitor program, the Company is also developing analogs of geldanamycin, a polyketide, as anticancer agents in collaboration with the National Cancer Institute, or NCI, a component of the National Institutes of Health. Under a Cooperative Research and Development Agreement between the Company and the NCI Cancer Therapy Evaluation Program, the NCI is sponsoring Phase II and Phase Ib combination clinical trials of 17-AAG. The Company intends to use the data from these studies to support the clinical development of KOS-953, a proprietary formulation of 17-AAG, currently in Phase I and Phase Ib clinical trials. In addition, the Company is developing KOS-1022 (DMAG), a highly-potent, water-soluble and orally-available analog of geldanamycin, in Phase I clinical trials. Under a Company-sponsored Investigational New Drug application, or IND, a Phase I clinical trial in hematologic malignancies was initiated in June 2005. The Company also has additional product candidates in the areas of gastrointestinal motility, cancer and infectious disease that are undergoing preclinical evaluation and several early stage product and research technology development programs.

The Company has funded its operations primarily through sales of common stock and convertible preferred stock, contract payments under its collaboration agreements, equipment financing arrangements and government grant awards.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. The information as of June 30, 2005, and for the three and six months ended June 30, 2005 and 2004, reflects all adjustments (including normal recurring adjustments) that the management of the Company believes are necessary for a fair presentation of the results for the periods presented. Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

The Company recognizes an impairment charge when the decline in the estimated fair value of a marketable security below the amortized cost is determined to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the duration of time and the severity to which the fair value has been less than its amortized cost, any adverse changes in the investees’ financial condition and associated downgrades to credit ratings and the Company’s intent and ability to hold the marketable security for a period of time sufficient to allow for any anticipated recovery in market value. For the three and six months ended June 30, 2005 and 2004, the Company did not recognize an impairment charge related to its investment securities.

The Company held a restricted investment consisting of a certificate of deposit of approximately $949,000 at June 30, 2005 and December 31, 2004. This investment is carried at fair value and is restricted as to withdrawal under a letter of credit agreement related to a facility lease. This investment is held in the Company’s name and is included in long-term investments on the Company’s financial statements.

Revenue Recognition

The Company generates revenue under collaborative agreements with pharmaceutical companies and under research grants from the National Institutes of Health and the National Institute of Standards and Technology. The arrangements may include upfront non-refundable fees, reimbursement for personnel and supply costs, milestone payments for the achievement of defined collaboration objectives and royalties on potential sales of commercialized products. The Company recognizes revenue under these arrangements when (i) persuasive evidence of an arrangement exists; (ii) delivery of the services, supplies or technology license has occurred; (iii) the price is fixed and determinable; and (iv) collectability is reasonably assured.

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

KOSAN BIOSCIENCES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)

(unaudited)

1. Organization and Summary of Significant Accounting Policies (continued)

Net Loss per Share (continued)

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June, 30,
	2005	2004	2005	2004
Net loss	$(7,316)	$(5,180)	$(15,331)	$(9,305)

Weighted-average shares of common stock outstanding	29,194	28,926	29,146	28,863
Less: weighted-average shares subject to repurchase	—	(27)	—	(36)

Weighted-average shares used in computing basic and diluted net loss per common share	29,194	28,899	29,146	28,827

Basic and diluted net loss per common share	$(0.25)	$(0.18)	$(0.53)	$(0.32)

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

KOSAN BIOSCIENCES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)

(unaudited)

1. Organization and Summary of Significant Accounting Policies (continued)

Stock-Based Compensation (continued)

The Company’s pro forma information follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss attributable to common stockholders, as reported	$(7,316)	$(5,180)	$(15,331)	$(9,305)
Add: Stock-based employee compensation expense included in reported net loss	—	21	—	119
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(770)	(969)	(1,378)	(2,024)

Pro forma net loss	$(8,086)	$(6,128)	$(16,709)	$(11,210)

Basic and diluted net loss per common share:
As reported	$(0.25)	$(0.18)	$(0.53)	$(0.32)
Pro forma	$(0.28)	$(0.21)	$(0.57)	$(0.39)

New Accounting Pronouncement

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires that the compensation cost relating to share-based payment transactions, including stock options and employee stock purchase plans, be recognized in the financial statements. The cost will be measured based on the fair value of the instruments issued. SFAS 123R replaces SFAS 123 and supersedes APB Opinion No. 25 (“APB 25”). As originally issued in 1995, SFAS 123 established as preferable the fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in APB 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. The Company will be required to apply SFAS 123R effective January 1, 2006 and is currently evaluating the impact SFAS 123R will have on its financial statements. The adoption of SFAS 123R will increase the Company’s future operating expenses.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), a replacement of APB No. 20 “Accounting Changes” (“APB 20”) and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS 154 requires retrospective application to prior periods’ financial statements for reporting a voluntary change in accounting principle, unless it is impracticable. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 also applies to changes required by an accounting pronouncement that does not include specific transition provisions and redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. SFAS 154 is effective January 1, 2006. The Company does not believe that the adoption of SFAS 154 will have a material impact to its financial statements.

KOSAN BIOSCIENCES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)

(unaudited)

2. Research and Development Agreements (continued)

Roche

Effective September 2002, the Company entered into a research and development collaboration agreement (the “Agreement”) with Roche. Under the terms of the Agreement, Roche has worldwide exclusive rights to market and sell KOS-862 (Epothilone D) and other epothilones (including KOS-1584) in the field of oncology, and the Company will co-develop and has the right to co-promote the product in the United States. The Agreement provides for the Company to receive payments for the reimbursement of research and development expenditures, funding of a back-up program, achievement of clinical, regulatory and commercial milestones, development activities and royalties on sales of collaboration products. In addition, the Company has the opportunity to increase its royalties through a buy-in at a later stage of clinical development and by co-promotion of products resulting from the collaboration. Effective July 1, 2004, the Company entered into an amendment to the Agreement that provided for the reimbursement of costs that exceeded the previously stipulated amounts set forth in the Agreement. In December 2004, upon the commencement of a Phase I clinical trial of KOS-1584, the Company determined that the estimated clinical development period extended from the second half of 2007, which was initially estimated when the Company entered into the collaboration with Roche in 2002, to the second half of 2009. The Company’s initial estimate of the clinical development period contemplated development of one product candidate, KOS-862. The change in the estimate has resulted in a further deferral of the unrecognized portion of the initial fee received in connection with its research and development collaboration agreement with Roche. For the six months ended June 30, 2005 and 2004, the Company recognized revenue related to this agreement of approximately $5.5 million and $11.2 million, respectively.

License Agreements

The Company has collaborative and license agreements with several academic, government and medical institutions. Included in research and development expenses were total payments made under these agreements of approximately $183,000 and $6,000 for the three months ended June 30, 2005 and 2004, respectively, and $323,000 and $94,000 for the six months ended June 30, 2005 and 2004, respectively.

3. Comprehensive Loss

For the three and six months ended June 30, 2005 and 2004, comprehensive loss was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss	$(7,316)	$(5,180)	$(15,331)	$(9,305)
Unrealized gain (loss) on available-for-sale securities	171	(610)	97	(493)

Comprehensive loss	$(7,145)	$(5,790)	$(15,234)	$(9,798)

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

In April 2004, the Company entered into a new $3.5 million equipment line of credit agreement, of which $1.9 million had been utilized as of June 30, 2005.

5. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2005	December 31, 2004
Research and development-related	$3,059	$2,896
Compensation-related	1,345	1,602
Professional services	1,053	718
Facilities-related	1,131	948
Other	241	291

	$6,829	$6,455

6. Subsequent Event

In July 2005, the Company entered into a $35 million secured line of credit facility with Silicon Valley Bank (“Bank”), a subsidiary of SVB Financial Group. Under the terms of the agreement, the Company has the option of making up to two draws through May 31, 2006, with a minimum initial draw of $15.0 million. The credit facility contains financial covenants, including covenants requiring the Company to maintain: a ratio of unrestricted cash and cash equivalents, investments and eligible accounts to the aggregate principal amount outstanding under the line of credit of at least 1.3 to 1; at least six months “remaining months liquidity,” which is calculated by dividing (i) cash and cash equivalents, investments and eligible accounts by (ii) the Company’s cash utilization calculated on a rolling three-month basis; and aggregate balances in its investment and operating accounts with Bank or SVB Asset Management equal to the lesser of (a) the amount of the aggregate outstanding principal amount under the line of credit plus $5 million; and (b) 85% of the Company’s aggregate cash and investment account balances. As of July 31, 2005, the Company had not made any draws on the facility.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements about:

•	our plans with respect to the timing of announcements of clinical data, decisions on whether to proceed to the next stage of clinical trials and initiations of clinical trials;

•	our expectations that KOS-862, KOS-1584, KOS-953 and KOS-1022 will advance further into clinical trials and that our research programs, including our motilide, will be advanced into later stages of development;

•	our beliefs that the accounting policies identified in this report are the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our financial statements;

•	sufficiency of our cash resources, including our belief that our existing cash and investment securities and anticipated cash flow from our existing collaboration will be sufficient to support our current operating plan into the second half of 2006; and

•	our expectations to finance future cash needs through the sale of equity securities, debt financings, additional collaboration or license agreements or government grant awards.

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

Overview

We are a biotechnology company developing drug candidates from an important class of natural compounds known as polyketides. We have proprietary technologies for the manipulation of polyketides, a rich source of pharmaceutical products. We use our platform technologies to develop product candidates that target large pharmaceutical markets. We have two first-in-class anticancer agents in Phase II and Phase Ib clinical trials, both of which have follow-on compounds in Phase I clinical trials. The following is the status of our product candidates.

•

KOS-862 (Epothilone D). In collaboration with Roche, we are testing KOS-862, a potential anticancer agent, in Phase II and Phase Ib clinical trials. The two current Phase II clinical trials, a metastatic breast cancer trial being conducted by Roche and a hormone-refractory prostate cancer trial being conducted by us, are Simon two-stage design trials that have an interim review and decision point following the completion of stage one before advancing to stage two. In

April 2005, upon completion of the analysis of the data from the first stage of the metastatic breast cancer trial, we announced that the Phase II clinical trial had achieved the primary objective of the first stage and would proceed into the second stage of the trial. At the time of the analysis of data for an abstract submitted to the 2005 American Society of Clinical Oncology Annual Meeting, preliminary Phase II data from the metastatic breast cancer trial demonstrated that two of the then ten evaluable patients had confirmed partial responses by RECIST criteria. In the first quarter of 2005, we commenced a Phase II clinical trial in prostate cancer. We expect that we and Roche will review the data from the first stage of this prostate cancer trial and decide whether to proceed to the second stage in the second half of 2005. The three Phase Ib trials are traditional dose-escalating trials in combination with other chemotherapeutic agents. Preliminary data from the Phase Ib trials of KOS-862 administered in combination with Gemzar® and Paraplatin® suggested anti-tumor activity. Preliminary data from the Phase Ib trial of KOS-862 administered in combination with Herceptin® is expected in December 2005.

•	KOS-1584 (2nd generation Epothilone D). In December 2004, in collaboration with Roche, we initiated a Phase I clinical trial of KOS-1584 in solid tumors. In July 2005, we initiated a second Phase I clinical trial of KOS-1584 in solid tumors that is investigating a different dosing regimen.

•	17-AAG (geldanamycin analog). 17-AAG, an Hsp90 inhibitor, is being evaluated in multiple Phase II and Phase Ib combination clinical trials sponsored by the National Cancer Institute’s, or NCI’s, Cancer Therapy Evaluation Program under a Cooperative Research and Development Agreement, or CRADA, between us and the NCI. We intend to use the data from these clinical trials to support the clinical development of KOS-953.

•	KOS-953 (proprietary formulation of 17-AAG). We are also developing our own Hsp90 inhibitor, a proprietary formulation of 17-AAG, which we refer to as KOS-953. During the second quarter of 2005, we presented preliminary data from our Phase I and Phase Ib clinical trials of KOS-953 as monotherapy and in combination with Velcade® in patients with multiple myeloma. The data demonstrated early signs of anticancer activity and tolerability in an advanced and heavily pre-treated population. We expect to report additional data from these trials in December 2005. We are also conducting Phase Ib clinical trials of KOS-953 in combination with Herceptin® primarily in patients with metastatic breast cancer and Gleevec® in patients with chronic myelogenous leukemia and expect to announce preliminary data from at least one of these combination clinical trials in December 2005.

•	KOS-1022 (2nd generation proprietary geldanamycin analog, DMAG). In collaboration with the NCI, we are developing our second generation Hsp90 inhibitor, KOS-1022. The NCI initiated Phase I clinical trials of KOS-1022 in solid tumors in July 2004. Under a Kosan-sponsored Investigational New Drug Application, or IND, filed in December 2004, we initiated a Phase I clinical trial of intravenously-delivered KOS-1022 in hematologic malignancies in June 2005. We filed an IND for our oral formulation of KOS-1022 in July 2005.

We also have additional product candidates in the areas of gastrointestinal motility and infectious disease that are undergoing preclinical evaluation and several early stage product and research technology development programs largely based on polyketides.

We have incurred significant losses since our inception. As of June 30, 2005, our accumulated deficit was approximately $116.5 million. We expect to incur additional operating losses over the next several years as we continue to develop our technologies and fund internal product research and development.

Velcade is registered trademark of Millenium Pharmaceuticals, Inc., Herceptin is a registered trademark of Genentech, Inc. and Gleevec is a registered trademark of Novartis AG.

Critical Accounting Policies

Critical accounting policies are those that require significant judgment and/or estimates by management at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. We consider certain accounting policies related to revenue recognition, clinical trial accruals and stock-based compensation to be critical policies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for our making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The basis of our current estimates or assumptions has not changed since we filed our Annual Report on Form 10-K for the year ended December 31, 2004 with the SEC on March 16, 2005. Since December 31, 2004, we have not made any significant changes to either our policies or any significant estimates or assumptions.

Results of Operations

Revenues

Revenues were approximately $3.3 million and $6.2 million for the three and six months ended June 30, 2005, respectively, compared to approximately $5.9 million and $12.3 million for the same periods in 2004. Revenues in both periods consisted primarily of contract revenues recognized under our development and commercialization agreement with Roche and funded research related to government grant awards.

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands, except percentages)	2005	2004	% Change	2005	2004	% Change

Contract revenue	$2,897	$5,111	-43%	$5,513	$11,234	-51%
Grant revenue	441	829	-47%	700	1,067	-34%

Total revenues	$3,338	$5,940	-44%	$6,213	$12,301	-49%

The decrease in revenues of approximately 44%, or $2.6 million, and 49%, or $6.1 million, for the three and six months ended June 30, 2005 compared to the same periods last year was the result of the following:

•	approximately $2.8 million and $6.4 million, respectively, in lower research funding as a result of the selection of KOS-1584 as a second-generation epothilone compound and its advancement into clinical trials in December 2004 and lower reimbursement for KOS-862 production-related activities due to the manufacture of sufficient clinical supply and lower clinical trial reimbursement associated with the conclusion of certain Phase I and Phase II clinical trials;

•	approximately $587,000 and $1.2 million, respectively, in lower amortization of the $25.0 million initial fee from Roche, which is now being amortized through the second half of 2009, the current estimated clinical development period;

•	approximately $389,000 and $368,000, respectively, in lower grant revenue due to the timing and number of government grant awards in 2005; and

•	partially offset by approximately $1.2 million and $1.8 million, respectively, in increased KOS-1584 clinical and production-related reimbursement.

If we do not maintain our agreement with Roche, our revenues will significantly decrease unless we enter into additional collaborations that provide substantial revenues.

Research and Development Expenses

Our research and development expenses decreased to approximately $9.5 million and $19.1 million for the three and six months ended June 30, 2005, respectively, from approximately $10.0 million and $19.3 million for the same periods in 2004. Our research and development activities consist primarily of salaries and other personnel-related expenses, clinical trial-related services performed by clinical research organizations and research institutions and other outside service providers, licensing-related expenses, lab consumables and facility-related expenses. We group these activities into two major categories: “research and preclinical” and “clinical development”.

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands, except percentages)	2005	2004	% Change	2005	2004	% Change

Research and preclinical	$4,488	$6,266	-28%	$9,535	$11,985	-20%
Clinical development	4,983	3,734	33%	9,591	7,356	30%

Total research and development	$9,471	$10,000	-5%	$19,126	$19,341	-1%

The decrease of 5%, or approximately $529,000, and 1%, or approximately $215,000, in research and development expenses for the three and six months ended June 30, 2005, respectively, compared to the same periods in 2004 was the result of the following:

•	approximately $1.2 million and $2.3 million, respectively, in lower preclinical costs primarily due to advancing KOS-1584 through IND-enabling studies in the first half of 2004; and

•	partially offset by approximately $700,000 and $2.1 million, respectively, in higher clinical costs related to the advancement of KOS-1584 in Phase I clinical trials, and the progress made in our Hsp90 inhibitor program, including further advancement of KOS-953 through Phase I and Phase Ib clinical trials, and progression of the KOS-1022 intravenous and oral programs.

We expect that our research and development expenses will increase substantially as KOS-862, KOS-1584, 17-AAG, KOS-953 and KOS-1022 advance further into the clinic and as we advance our research programs, including our motilide program, into later stages of development.

General and Administrative Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands, except for percentages)	2005	2004	% Change	2005	2004	% Change

General and administrative	$1,523	$1,388	10%	$3,064	$2,791	10%

For the three and six months ended June 30, 2005, the increase of 10%, or approximately $135,000 and $273,000, respectively, in general and administrative expenses compared to the same periods in 2004 was the result of the following:

•	approximately $115,000 and $220,000, respectively, in higher employee-related expenses to support our expanding research and development activities; and

•	approximately $20,000 and $50,000, respectively, in higher facility and equipment related allocations.

We expect that our general and administrative expenses will increase in the future to support the continued growth of our research and development efforts.

Other income, net

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands, except for percentages)	2005	2004	% Change	2005	2004	% Change

Interest income	$423	$361	17%	$806	$703	15%
Interest expense	(83)	(93)	-11%	(160)	(177)	-10%

Other income, net	$340	$268	27%	$646	$526	23%

Interest income increased to approximately $423,000 and $806,000 for the three and six months ended June 30, 2005, respectively, from approximately $361,000 and $703,000 for the same periods in 2004. The increase resulted from higher returns in the current rising interest rate environment, partially offset by lower average investment balances in the first six months of 2005 compared to the same period in 2004.

Interest expense decreased to approximately $83,000 and $160,000 for the three and six months ended June 30, 2005 from approximately $93,000 and $177,000 for the same periods in 2004. The decrease resulted from the lower average debt balances in the first six months of 2005, partially offset by higher average interest rates on more recent debt-financing drawdowns. We expect that our interest expense will increase in the future as a result of additional property and equipment-related debt financing combined with anticipated higher-interest rates and as a result of any draw downs on our credit facility.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through sales of our convertible preferred stock and common stock, contract payments received under our corporate collaboration agreements and government grant awards, interest income and equipment financing arrangements. As of June 30, 2005, we had received approximately $150.4 million from the sale of convertible preferred stock and common stock, approximately $97.6 million from contract payments received under our corporate collaboration agreements and government grant awards, approximately $14.8 million from interest income and approximately $13.2 million from equipment financing arrangements. As of June 30, 2005, we had approximately $69.3 million in cash and investments, compared to approximately $83.4 million as of December 31, 2004. Our funds are currently invested in U.S. Treasury and government agency obligations and corporate obligations.

Our operating activities used cash of approximately $13.6 million for the six months ended June 30, 2005 compared to approximately $5.1 million for the same period in 2004. Our net loss of approximately $15.3 million for the six months ended June 30, 2005 was partially offset by non-cash charges of approximately $1.9 million related to stock-based compensation, depreciation and amortization of investment premiums and discounts. Cash used for the same period in 2004 was primarily used to fund the net loss of $9.3 million, partially offset by non-cash charges of approximately $2.7 million related to stock-based compensation, depreciation and amortization of investment premiums and discounts.

Our investing activities, excluding changes in our investments, for the six months ended June 30, 2005, used cash of approximately $953,000, compared to approximately $1.3 million for the same period in 2004, reflecting facility and capital expenditures as we continued to enhance and improve upon our laboratory capabilities.

Cash provided by financing activities was approximately $780,000 for the six months ended June 30, 2005, compared to approximately $1.0 million for the same period in 2004. This decrease was primarily attributed to the timing of the sale of our common stock related to stock option exercises and stock purchases made under our 2000 Employee Stock Purchase Plans, partially offset by higher proceeds from equipment debt financing in the six months ended June 30, 2005 compared to the same period in 2004. Financing activities for 2005 included approximately $459,000 in proceeds from equipment loans, net of scheduled payments on new and existing debt, and $321,000 in proceeds from the sale of our common stock related to stock option exercises and stock purchases made under our 2000 Employee Stock Purchase Plan. Financing activities for 2004 included approximately $58,000 in scheduled payments on new and existing debt, net of proceeds from equipment loans, and $1.1 million in proceeds from the sale of our common stock related to stock option exercises and stock purchases made under our 2000 Employee Stock Purchase Plan.

In April 2004, we entered into a $3.5 million equipment line of credit agreement for facility improvements and capital purchases, which was scheduled to expire in April 2005, but has been extended through December 2005. As of June 30, 2005, we had utilized approximately $1.9 million of the line of credit, leaving approximately $1.6 million available for future draws. In July 2005, we entered into a loan and security agreement with Silicon Valley Bank for a $35.0 million line of credit. Under the terms of the agreement, we have the option of making up to two draws through May 31, 2006, with a minimum initial draw of $15.0 million. As of July 31, 2005, we had not utilized the line of credit.

We believe that our existing cash and investment securities, credit facility and anticipated cash flow from our existing collaboration with Roche will be sufficient to support our current operating plan into the second half of 2006. We expect to obtain additional financing from time to time, or focus our spending on priority programs to provide for the proper alignment of resources and maintenance of sufficient levels of financial reserves. We have based this estimate on assumptions that may prove to be wrong. Our future capital uses and requirements depend on numerous forward-looking factors, including the following:

•	our ability to establish any new collaborations, our rights and obligations under any new collaboration agreements and our ability to generate revenues under any new collaborations;

•	the extent to which clinical and other development activities are funded by our current collaborators, Roche and the NCI;

•	the progress, success and costs of preclinical testing and clinical trials of our drug candidates;

•	any acceleration of our clinical development plans;

•	our ability to maintain or extend our existing collaborations with Roche and the NCI;

•	the progress, number and costs of our research programs;

•	the costs and timing of obtaining, enforcing and defending patent and other intellectual property rights;

•	any need to obtain licenses to additional patents or other intellectual property in order to use, import, manufacture, market or sell our product candidates;

•	our ability to obtain regulatory approvals for our product candidates and the costs and timing of doing so;

•	any need to expand our manufacturing capabilities;

•	any need to build commercial infrastructure to market our products; and

•	expenses associated with any possible future litigation.

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

We received approximately $26.0 million in net proceeds after placement agent fees and other offering costs. As of June 30, 2005, approximately $47.0 million remained available on the Form S-3. In December 2004, we filed an additional registration statement on Form S-3 to offer to sell common stock and/or warrants in one or more offerings up to a dollar amount of $50.0 million. In aggregate, approximately $97.0 million remain available on both Forms S-3.

In July 2005, we entered into a loan and security agreement with Silicon Valley Bank for a $35.0 million line of credit. Under the terms of the agreement, we have the option of making up to two draws through May 31, 2006, with a minimum initial draw of $15.0 million. The credit facility contains financial covenants, including covenants requiring us to maintain: a ratio of unrestricted cash and cash equivalents, investments and eligible accounts to the aggregate principal amount outstanding under the line of credit of at least 1.3 to 1; at least six months “remaining months liquidity,” which is calculated by dividing (i) cash and cash equivalents, investments and eligible accounts by (ii) our cash utilization calculated on a rolling three-month basis; and aggregate balances in its investment and operating accounts with Bank or SVB Asset Management equal to the lesser of (a) the amount of the aggregate outstanding principal amount under the line of credit plus $5 million; and (b) 85% of the our aggregate cash and investment account balances. As of July 31, 2005, we had not made any draws on the facility.

We have no current commitments to offer and sell any securities that may be offered or sold pursuant to the registration statements described above. Additional financing or collaboration and licensing arrangements may not be available when needed or, if available, may not be on terms favorable to us or our stockholders. Insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs, to lose rights under existing licenses or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Insufficient funds may preclude us from meeting the conditions required for the extension of credit and may adversely affect our ability to operate as a going concern. If additional funds are obtained by issuing equity securities, substantial dilution to existing stockholders may result. In addition, see “Risk Factors That May Affect Results of Operations and Financial Condition”.

As of June 30, 2005, our obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments were as follows:

	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)
Equipment financing obligations	$4,650	$2,286	$2,170	$194	$—
Operating leases	10,063	1,609	3,128	2,177	3,149

Total contractual cash obligations	$14,713	$3,895	$5,298	$2,371	$3,149

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

We commenced operations in 1996 and are still in an early stage of development. We have not commercialized any products, and we have incurred significant losses to date. As of June 30, 2005, we had an accumulated deficit of approximately $116.5 million. To date, our revenues have been primarily from collaborations and government grant awards. Our expenses have consisted principally of costs incurred in research and development and from general and administrative costs associated with our operations. We have incurred net losses since our inception, including a net loss of approximately $15.3 million for the six months ended June 30, 2005. We expect our expenses to increase and to continue to incur operating losses for at least the next several years as we continue our research and development efforts for our drug candidates and research programs. The amount of time necessary to successfully commercialize any of our drug candidates is long and uncertain, and successful commercialization may not occur at all. As a result, we may never become profitable.

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

In July 2005, we entered into a $35.0 million line of credit facility. However, we may not be able to borrow funds under this credit facility if we are not able to meet various conditions, covenants and representations, including covenants requiring us to maintain:

•	a ratio of unrestricted cash and cash equivalents, investments and eligible accounts to the aggregate principal amount outstanding under the line of credit of at least 1.3 to 1;

•	at least six months “remaining months liquidity,” which is calculated by dividing (a) cash and cash equivalents, investments and eligible accounts by (b) our cash burn calculated on a rolling three-month basis; and

•	aggregate balances in our investment and operating accounts with Silicon Valley Bank or SVB Asset Management equal to the lesser of (a) the amount of the aggregate outstanding principal amount under the line of credit plus $5.0 million; and (b) 85% of our aggregate cash and investment account balances.

We may need to raise additional capital in order to stay in compliance with these covenants. Further debt financing, if available, may subject us to similar or additional restrictive covenants and significant interest costs.

To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies, product candidates or marketing territories.

If we are unable to raise sufficient funds when needed, we may be required to delay, scale back or eliminate some or all of our research or development programs; lose rights under existing licenses; or relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Insufficient funds may adversely affect our ability to operate as a going concern. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations -Liquidity and Capital Resources.”

We believe that our existing cash and investment securities, credit facility and anticipated cash flow from our existing collaboration with Roche will be sufficient to support our current operating plan into the second half of 2006, although we may choose to obtain additional financing from time to time. We have based this estimate on assumptions that may prove to be wrong. Our future capital uses and requirements depend on numerous forward-looking factors, including the following:

•	our ability to establish any new collaborations, our rights and obligations under any new collaboration agreements and our ability to generate revenues under any new collaborations;

•	the extent to which clinical and other development activities are funded by our current collaborators, Roche and the NCI;

•	the progress, success and costs of preclinical testing and clinical trials of our drug candidates;

•	any acceleration of our clinical development plans;

•	our ability to maintain or extend our existing collaborations with Roche and the NCI;

•	the progress, number and costs of our research programs;

•	the costs and timing of obtaining, enforcing and defending patent and other intellectual property rights;

•	any need to obtain licenses to additional patents or other intellectual property in order to use, import, manufacture, market or sell our product candidates;

•	our ability to obtain regulatory approvals for our product candidates and the costs and timing of doing so;

•	any need to expand our manufacturing capabilities;

•	any need to build commercial infrastructure to market our products; and

•	expenses associated with any possible future litigation.

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

We control neither the amount and timing of resources that our collaborators devote to our programs or potential products, nor the scope, content and timing of the efforts that they conduct or permit under the collaborations. As a result, we do not know if our collaborators will dedicate sufficient resources or if the development or commercialization efforts by our corporate partners will be successful. We also do not know if the development or commercialization efforts by our collaborators will be the same as those we would choose to devote if we solely controlled the development and commercialization of our programs and product candidates. In particular, in our collaboration with Roche, we do not control the amount and timing of resources that Roche devotes to the epothilone program beyond limited funding for certain Kosan activities specified under the contract, and we do not control the scope, content and timing of the preclinical studies, clinical trials and other development efforts that Roche conducts or permits under the program. In our collaboration with the NCI, we do not control the selection, conduct, timing and resources provided to clinical trials of geldanamycin analogs sponsored by the NCI. For these reasons, we may choose to undertake product development efforts that are within the scope of our collaborations at our own expense. We also do not know whether our current collaborative partners or future collaborative partners, if any, might pursue alternative technologies or develop alternative products either on their own or in collaboration with others, including our competitors, as a means for developing treatments for the diseases targeted by collaborative arrangements with us. In addition, business combinations or significant changes in a collaborator’s business strategy may adversely affect a collaborator’s willingness or ability to continue the collaboration with us.

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

We do not know whether clinical trials of our product candidates (including ongoing and anticipated clinical trials of KOS-862, KOS-1584, 17-AAG, KOS-953, KOS-1022 or other product candidates) will begin on time or whether any of our clinical trials will be completed on schedule, or at all. We also do not know whether clinical trials will indicate that an earlier-stage compound will be more appropriate for commercial development than a related compound that is at a later stage of clinical development. Negative or inconclusive results or adverse medical events during a clinical trial could cause a clinical trial to be suspended, repeated or terminated. Certain of the clinical trials of our product candidates are designed to include two stages, with the decision whether to proceed to the second stage dependent on results obtained in the first stage. Failure to achieve predetermined response rates as defined in the protocol may result in the decision not to proceed into the second stage of the related trial.

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

Completion of clinical trials may take several years or more. The length of time generally varies substantially according to the type, complexity, novelty and intended use of the drug candidate. Our clinical trials may be suspended at any time if we, the FDA, or other regulatory authorities believe the patients participating in our studies are exposed to unacceptable health risks. Our ability to commence or timely complete clinical trials may be adversely affected by many factors, including:

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

Our product development costs will increase if we have delays in testing or approvals or if we need to perform more or larger clinical trials than planned. If the delays are significant, our financial results and the commercial prospects for our products will be harmed, and our ability to become profitable will be adversely affected. If any clinical trials of our product candidates are not successful, our business, financial condition and results of operations will be harmed.

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

We do not have the ability to independently conduct clinical trials for our products, and we rely on third parties such as contract research organizations, medical institutions and clinical investigators to perform this function. We also rely on Roche to conduct certain clinical trials for KOS-862 and potentially KOS-1584 and the NCI to conduct certain clinical trials for 17-AAG and KOS-1022. We may rely on future collaborators to conduct clinical trials for our product candidates. If any of these third parties do not successfully carry out their obligations or meet expected deadlines, clinical trials may be extended, delayed, suspended or terminated, and our product candidates may not receive regulatory approval or be successfully commercialized.

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

Our commercial success will depend in part on our ability to obtain patents and maintain adequate protection of other intellectual property for our technologies and products in the United States and other countries and prevent others from infringing our proprietary rights. If we are unable to adequately protect our intellectual property, competitors may be able to use our technologies and erode or negate any competitive advantage we may have. Intellectual property laws vary from country to country, and the laws of a particular country may afford less intellectual property protection than another country.

We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies and products are covered by valid and enforceable patents or are effectively maintained as trade secrets. However, the patent positions of biotechnology companies, including our patent position, involve complex legal and factual questions, and, therefore, we cannot predict with certainty whether our patent applications will be allowed or any resulting patents will be valid or enforceable. Further, our patents or patent applications or those of our licensors could be placed into interference, and we may lose our rights in such patents or applications. In particular, two of our exclusively licensed patents are the subject of an interference proceeding with a patent application concerning epothilones C, D, E and F filed by Gesellschaft für Biotechnologische Forschung (GBF). We believe this application to be licensed to Bristol-Myers Squibb. Patents may be challenged, held unenforceable, invalidated or circumvented. Thus, any patents that we own or license from third parties may not provide protection against competitors.

The degree of future protection for our proprietary rights is uncertain, and we cannot ensure that:

•	we or our licensors were the first to make the inventions covered by each of our patents or pending patent applications;

•	we or our licensors were the first to file patent applications for these inventions;

•	others will not independently develop similar or alternative technologies or duplicate any of our technologies;

•	any of our or our licensors’ pending patent applications will result in issued patents;

•	any of our or our licensors’ patents will be valid or enforceable;

•	any patents issued to us or our licensors and collaborators will provide a basis for commercially viable products, will provide us with any competitive advantages or will not be challenged by third parties;

•	we will develop additional proprietary technologies that are patentable; or

•	the patents of others will not have an adverse effect on our business.

We apply for patents covering our technologies, drug candidates, formulations and uses thereof, as we deem appropriate. However, we may fail to apply for patents on important technologies or products in a timely fashion or at all. Our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products and technologies. For example, 17-AAG, the active pharmaceutical ingredient in the two most advanced product candidates in our Hsp90 inhibitor program is not covered by a composition of matter patent. These two product candidates are the formulation of 17-AAG being studied by the NCI under our CRADA and KOS-953, our proprietary formulation of 17-AAG. Consequently, others can develop products containing 17-AAG. We are aware of at least two other companies that have been developing product candidates containing or based on 17-AAG, and these companies have filed patent applications relating to may relate to their products in development. Other competitors may be currently developing, or may in the future develop, products containing or based on 17-AAG. In addition, we generally are unable to control the patent prosecution of technology that we license from others to the same degree as we would for our own technology.

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

Patents related to our lead compound, KOS-862, are the subject of adversarial proceedings, namely, an interference involving patent rights licensed to us and oppositions against third-party patents. Interference with patent rights we own or license, or opposition against third-party patent rights, could result in substantial costs to us and, if we are unsuccessful, could prevent us from using the patent rights.

We are aware of a significant number of patents and patent applications relating to aspects of our technologies and compounds filed by, and issued to, other parties. Others have filed patent applications or have been granted patents claiming inventions also claimed or licensed by us, and we may have to participate in an interference or other proceeding before a patent agency or court to determine priority of invention or which party was first to invent and, thus, has the right to a patent for these inventions. For example, two of our exclusively licensed patents are the subject of an interference proceeding with a patent application concerning epothilones C, D, E and F filed by GBF. We believe GBF has licensed this patent application to Bristol-Myers Squibb, one of our competitors. Further, we believe one or more interferences may be declared between patents and applications we own or have exclusively licensed and patents and applications owned by Novartis relating to epothilone biosynthetic genes; and patents and applications owned by Abbott Laboratories or Biotica Technologies Ltd. relating to erythromycin PKS genes, methods for altering PKS genes, and erythromycin analogs. In April 2005, a hearing was held at the European Patent Office to address an opposition filed by Biotica to one of our exclusively licensed patents related to the recombinant production of polyketides. At the hearing, the patent was maintained (upheld) with narrowing amendment; the time for Biotica to appeal the ruling has not yet expired. In addition, the European Patent Office has recently granted patents to GBF, which we believe to be licensed to Bristol-Myers Squibb and which, if valid in individual European countries, would cover Epothilone D in those countries. Formal oppositions to these patents have been filed with the European Patent Office and we expect responses by GBF to those oppositions to continue through the second half of 2005.

A proceeding or a lawsuit involving an interference or opposition could result in substantial cost to us even if the outcome is favorable, and if the outcome is unfavorable, we could be required to license the other party’s rights, on terms that may be unfavorable to us, or cease using the technology and could materially harm our business, financial condition and results of operations. Even if successful on priority grounds, an interference or opposition may result in loss of claims based on patentability grounds raised in the interference or opposition. Although patent and intellectual property disputes in the biotechnology area are often settled through licensing or similar arrangements, costs associated with these arrangements may be substantial and could include ongoing royalties. Furthermore, we cannot be certain that a license would be available to us on satisfactory terms, if at all. Companies and others developing products that could compete with our product candidates, such as Bristol-Myers Squibb and Novartis in the area of potential epothilone products, may be particularly unwilling to grant us a license at any price. If we are not able to obtain necessary licenses, we may not be able to manufacture or commercialize, which could materially harm our business, financial condition and results of operations.

Claims by third-parties of intellectual property infringement would require us to spend time and money and could deprive us of valuable rights needed to develop or commercialize our products.

Our commercial success depends significantly on not infringing the patents and proprietary rights of other parties and not breaching any licenses that we have entered into with regard to our technologies and products. Other parties may currently or in the future possess intellectual property rights covering drug candidates that we are developing or desire to develop and genes, gene fragments, cell lines, compounds and technologies we use or may wish to use. Any infringement of patent rights or violation of other proprietary rights may require us to obtain a license from another party, forego product development or commercialization or face lawsuits or other claims.

The biotechnology industry is characterized by extensive litigation regarding patents and other intellectual property rights. We are aware of patents and published patent applications that, if valid, and if we are unsuccessful in circumventing or acquiring the rights to these patents, may block our ability to commercialize products based on the drug candidates that we are developing or pursue our polyketide synthase (PKS) gene manipulation and production technologies. We cannot be sure that other parties have not filed for or obtained relevant patents that could affect our ability to obtain patents or operate our business. Others may challenge our patent or other intellectual property rights or sue us for patent infringement, misappropriation of their intellectual property rights or breach of license agreements. We may be required to commence legal proceedings to resolve our patent or other intellectual property rights. An adverse determination in any litigation or in administrative proceeding to which we may become a party could subject us to significant liabilities, result in our patents being deemed invalid, unenforceable or revoked, require us to license disputed rights from others or to cease using the disputed technology. In addition, our involvement in any of these proceedings may cause us to incur substantial costs and result in diversion of management and technical personnel.

Other parties may obtain patents in the future and claim that our products or the use of our technologies infringes these patents or that we are employing their proprietary technology without authorization. We could incur substantial costs and diversion of management and technical personnel in defending ourselves against any claims that the use of our technologies infringes any patents, defending ourselves against any claim that we are employing any proprietary technology without authorization or enforcing our patents against others. Furthermore, parties making claims against us may be able to obtain injunctive or other equitable relief that could effectively block our ability to develop, commercialize and sell products, and could result in the award of substantial damages against us. In the event of a successful claim of infringement against us, we may be required to:

•	pay substantial damages;

•	stop producing certain products and using certain methods;

•	develop non-infringing products and methods; and

•	obtain one or more licenses from other parties.

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

Currently, we are the sole manufacturer of the active pharmaceutical ingredient for KOS-862, we rely on contract manufacturers for the active pharmaceutical ingredient for KOS-1584 and we use a single outside contractor to formulate drug product for KOS-862 and KOS-1584. We currently maintain limited inventories of the active pharmaceutical ingredient for KOS-862 and KOS-1584 at our facilities in Hayward, California. We currently maintain limited inventories of formulated drug product for KOS-862 and KOS-1584 at our facilities in Hayward, California and at the facilities of an outside contractor. Limited inventories of formulated drug product for KOS-862 are also maintained by Roche.

In our Hsp90 inhibitor program, we currently use two manufacturers to make the active pharmaceutical ingredients for 17-AAG, KOS-953 and KOS-1022. We formulate the final drug product for KOS-953 at our own facility and through contract manufacturers. We formulate the final drug product for KOS-1022 through contract manufacturers. The NCI formulates drug product for 17-AAG. We currently maintain a limited inventory of KOS-953 and KOS-1022 at our facilities in Hayward, California, and we also maintain a limited inventory at the facilities of an outside contractor. The NCI is not obligated to maintain an inventory of either the active pharmaceutical ingredient or formulated drug product for 17-AAG or KOS-1022.

If any of our or our contract manufacturers’ manufacturing or inventory facilities encounter delays, are destroyed or otherwise become unavailable to us, then the clinical development of our product candidates or submissions for their regulatory approval, and therefore commercialization, could be delayed or precluded. Adverse effects would be particularly acute if problems arise with our sole sourcing or inventory relationships. Because our manufacturing processes and those of our contractors are complex and subject to a lengthy regulatory approval process, alternative qualified production capacity may not be available on a timely basis or at all.

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

While our manufacturing personnel have extensive experience from working at other companies, we as a company have no experience manufacturing products for commercial sale. We may encounter difficulties in attempting to scale-up our manufacturing processes and facilities. We may not be able to achieve such scale-up in a timely manner or at a commercially reasonable cost, if at all. In addition, our facilities in Hayward, California are located within the San Francisco Bay Area, an area where earthquakes periodically occur. Our access to any key intermediates, active pharmaceutical ingredient or formulated drug product for our product candidates sourced or inventoried solely through our facilities in Hayward may be subject to interruption in the event of an earthquake.

As discussed above, we rely upon outside contractors to manufacture and supply to us key intermediates, active pharmaceutical ingredients and formulated drug product for our product candidates. Our dependence upon others for the manufacture of our product candidates and components thereof may adversely affect our ability to continue in a timely manner clinical development of our product candidates and may adversely affect any future profit margins and our ability to commercialize any products that we may develop on a timely and competitive basis. Dependence on contract manufacturers involves a number of additional risks, many of which are outside of our control, including:

•	failure of a contract manufacturer to manufacture products to our specifications or to deliver products in the quantities or timeframe that we require;

•	failure of a contract manufacturer to comply with current good manufacturing practices or other regulatory requirements;

•	a decision by the FDA or other regulatory authorities not to approve our use of a particular contract manufacturer to supply our products;

•	intellectual property rights to any improvements in a manufacturing process or new manufacturing processes being owned by or shared with a contract manufacturer;

•	termination of an agreement with a contract manufacturer or increased prices charged by a contract manufacturer; or

•	a contract manufacturer declaring bankruptcy or otherwise going out of business.

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

Retaining our current employees and recruiting qualified scientific personnel to perform future research and development work, as well as manufacturing and key management personnel, will be critical to our success. We may also need to hire personnel with expertise in clinical testing, government regulation, marketing, law and finance. In the past, we have experienced turnover among our management. In addition, none of our employees have employment commitments for any fixed period of time and could leave our employment at will. Competition is intense among biotechnology, pharmaceutical and healthcare companies, universities and non-profit research institutions for experienced scientists and other personnel, and we may not be able to retain or recruit sufficient skilled personnel on acceptable terms to allow us to pursue collaborations and develop our products and core technologies to the extent otherwise possible.

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

Our 1996 Stock Option Plan is expected to expire on June 12, 2006. New regulations implemented by The NASDAQ National Market require shareholder approval for all stock option plans, as well as new regulations implemented by the New York Stock Exchange prohibiting NYSE member organizations from giving a proxy to vote on equity-compensation plans unless the beneficial owner of the shares has given voting instructions. As a result of these regulations, we will not be able to grant stock options to employees after our 1996 Stock Option Plan expires unless our stockholders approve a new plan. If a new stock option plan is not approved, we may incur increased compensation costs, be required to change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

We face intense competition from large pharmaceutical companies, biotechnology companies and academic groups.

We face, and will continue to face, intense competition from organizations such as large biotechnology and pharmaceutical companies, as well as academic and research institutions and government agencies, that are pursuing competing technologies and products. These organizations may develop or currently possess technologies or products that are superior alternatives to ours. For example, competing epothilones in clinical development include those being developed by Bristol-Myers Squibb (reported to be in Phase III clinical trials), Novartis AG (reported to be in Phase II clinical trials) and Schering AG (reported to be in Phase I clinical trials). In Hsp90 inhibitors, both Conforma Therapeutics and Infinity Pharmaceuticals have initiated Phase I clinical trials with their formulations of 17-AAG. Further, our competitors in the polyketide gene-engineering field may be more effective at implementing their technologies to develop commercial products or may hold or develop patents or other proprietary rights that may prevent us from practicing our technologies and pursuing our programs. Some of these competitors have entered into collaborations with leading companies within our target markets to produce polyketides for commercial purposes.

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

We believe that our ability to successfully compete will depend on, among other things:

•	our ability to develop novel compounds with attractive pharmaceutical properties and to secure and protect intellectual property rights based on our innovations;

•	the efficacy, safety and reliability of our product candidates;

•	the speed at which we develop our product candidates;

•	our ability to design and successfully execute appropriate clinical trials;

•	the timing and scope of regulatory approvals;

•	our ability to manufacture and sell commercial quantities of future products to the market;

•	acceptance of future products by physicians and other healthcare providers; and

•	the development of effective pricing and reimbursement strategies.

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

Our officers, directors and their affiliates together controlled approximately 23% of our outstanding common stock as of June 30, 2005. As a result, these stockholders, if they act together, are able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may delay or prevent a change in control of us and might affect the market price of our common stock, even when a change may be in the best interests of all stockholders. In addition, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders, and accordingly, they could cause us to enter into transactions or agreements, which we would not otherwise consider.

Our stock price has been, and may continue to be, extremely volatile.

The trading price of our common stock has been, and is likely to continue to be, highly volatile. During the period from June 30, 2004 through June 30, 2005, our common stock traded between $3.98 and $8.00 on the NASDAQ National Market. The trading price of our common stock could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investments to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and investment-grade corporate obligations. Through our money managers, we maintain risk management control systems to monitor interest rate risk. The risk management control systems use analytical techniques, including sensitivity analysis. If market interest rates were to increase by 100 basis points, or 1%, as of June 30, 2005 rates, the fair value of our portfolio would decline by approximately $365,000 on that date.

The following table represents the fair value balance of our cash, cash equivalents and short-term and long-term investments that are subject to interest rate risk by year of expected maturity and average interest rates as of June 30, 2005 (dollars in thousands):

	2005	2006	2007
Cash and cash equivalents	$10,444	$—	$—
Average interest rates	2.75%

Short-term investments	24,254	20,742	—
Average interest rates	2.03%	2.70%

Long-term investments	949	10,070	2,800
Average interest rates	0.65%	3.53%	4.13

We did not hold any derivative instruments as of June 30, 2005, and we have never held such instruments in the past. In addition, we had outstanding debt, consisting of borrowings under equipment financings, of $4.2 million as of June 30, 2005, with a range of interest rates from 6.31% to 8.90%.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of June 30, 2005, our chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls over Financial Reporting. There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3: Defaults Upon Senior Securities

Not applicable.

Item 4: Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on May 26, 2005. The results of the voting were as follows:

a)	To approve the election of three directors, Bruce A. Chabner, M.D., Peter Davis, Ph.D. and Christopher T. Walsh, Ph.D., Class B directors of the Company, to serve until the 2008 Annual Meeting of Stockholders. Directors whose term of office as a director continued after the meeting are Daniel V. Santi, M.D., Ph.D., Jean Deleage, Ph.D., Charles J. Homcy, M.D., and Chaitan S. Khosla, Ph.D. The number of votes cast as to the election of the Class B directors of the Company at the Annual Meeting of Stockholders is as follows:

Candidate	Shares Voted In Favor	Shares Withheld	Broker Non- Votes
Bruce A. Chabner, M.D.	27,708,654	83,690	—
Peter Davis, Ph.D.	27,583,792	208,552	—
Christopher T. Walsh, Ph.D.	27,465,178	327,166	—

b)	To ratify the selection of Ernst & Young LLP as independent auditors of the Company for its fiscal year ending December 31, 2005.

Shares Voted In Favor	Shares Withheld	Abstain	Broker Non- Votes
27,582,338	193,216	16,790	—

Item 5: Other Information

Upon the recommendation of the Corporate Governance and Nominating Committee of the Board of Directors, on July 26, 2005, the Board of Directors approved the following changes to the compensation of the members of the Strategic Advisory Committee (the “Committee”):

•	the chairman of the Committee will receive an annual retainer of $25,000, but will not receive any fee for meetings attended; and

•	the other members of the Committee will receive a fee of $2,000 for each meeting attended, but will not receive an annual retainer.

The members of the Committee remain Peter Davis, Ph.D., Charles J. Homcy, M.D. and Christopher T. Walsh, Ph.D.

Item 6: Exhibits

Exhibit No.

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws of Registrant. (2)

4.1	Form of Specimen Common Stock Certificate. (3)

4.2	Third Amended and Restated Registration Rights Agreement, dated March 30, 2000, between Registrant and certain stockholders. (3)

4.3	Registrant’s Certificate of Designation of Series A Junior Preferred Stock. (4)

10.1	Transition Separation and Consulting Agreement between Registrant and Bruce E. MacMillan dated June 24, 2005.*

10.2	Loan and Security Agreement between Registrant and Silicon Valley Bank, dated July 15, 2005.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification by the Chief Executive Officer and the Chief Financial Officer of Kosan Biosciences Incorporated, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United Stated Code (18 U.S.C. 1350). (5)

(1)	Incorporated herein by reference to an exhibit of our quarterly report on Form 10-Q for the period ended June 30, 2001.

(2)	Incorporated herein by reference to an exhibit of our Quarterly Report on Form 10-Q for the period ended June 30, 2003.

(3)	Incorporated herein by reference to an exhibit of our Registration Statement on Form S-1, Registration No. 333-33732.

(4)	Incorporated by reference to an exhibit of our current report on Form 8-K filed on October 15, 2001.

(5)	This certification “accompanies” the Quarterly Report on Form 10-Q to which it relates, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Kosan Biosciences Incorporated under the Securities Act or the Exchange Act (whether made before or after the date of the Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.

*	Represents a management or director compensation plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kosan Biosciences Incorporated

August 4, 2005	By:	/s/ Daniel V. Santi
Daniel V. Santi, M.D., Ph.D.
Chairman and Chief Executive Officer

August 4, 2005	By:	/s/ Susan M. Kanaya
Susan M. Kanaya
Senior Vice President, Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws of Registrant. (2)

4.1	Form of Specimen Common Stock Certificate. (3)

4.2	Third Amended and Restated Registration Rights Agreement, dated March 30, 2000, between Registrant and certain stockholders. (3)

4.3	Registrant’s Certificate of Designation of Series A Junior Preferred Stock. (4)

10.1	Transition Separation and Consulting Agreement between Registrant and Bruce E. MacMillan dated June 24, 2005.*

10.2	Loan and Security Agreement between Registrant and Silicon Valley Bank, dated July 15, 2005.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification by the Chief Executive Officer and the Chief Financial Officer of Kosan Biosciences Incorporated, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United Stated Code (18 U.S.C. 1350). (5)

(1)	Incorporated herein by reference to an exhibit of our quarterly report on Form 10-Q for the period ended June 30, 2001.

(2)	Incorporated herein by reference to an exhibit of our Quarterly Report on Form 10-Q for the period ended June 30, 2003.

(3)	Incorporated herein by reference to an exhibit of our Registration Statement on Form S-1, Registration No. 333-33732.

(4)	Incorporated by reference to an exhibit of our current report on Form 8-K filed on October 15, 2001.

(5)	This certification “accompanies” the Quarterly Report on Form 10-Q to which it relates, pursuant to Section 906 of the Sarbanes Oxley Act of 2002, and is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Kosan Biosciences Incorporated under the Securities Act or the Exchange Act (whether made before or after the date of the Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.

*	Represents a management or director compensation plan.