Form 10-Q
period 2005-09-30
KOSAN BIOSCIENCES INC
filed 2005-11-09
CIK 1110206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2005.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rules 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $.001 par value; 29,367,280 shares outstanding at October 31, 2005.

KOSAN BIOSCIENCES INCORPORATED

Form 10-Q

Quarter Ended September 30, 2005

PART I. FINANCIAL INFORMATION

Item 1: Condensed Financial Statements and Notes

KOSAN BIOSCIENCES INCORPORATED

CONDENSED BALANCE SHEETS

(in thousands)

	September 30, 2005	December 31, 2004 (1)
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$18,988	$13,777
Short-term investments	40,177	53,783
Accounts and other receivables	2,946	4,447
Prepaid and other current assets	1,071	1,260

Total current assets	63,182	73,267

Property and equipment, net	6,284	7,159
Long-term investments	2,922	15,833
Other assets and notes receivable from related parties	307	354

Total assets	$72,695	$96,613

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$896	$1,343
Accrued liabilities	7,118	6,455
Current portion of deferred revenue	3,277	3,277
Current portion of equipment loans	1,972	1,916

Total current liabilities	13,263	12,991

Deferred revenue, less current portion	9,695	12,153
Equipment loans, less current portion	2,011	2,283

Stockholders’ equity:
Common stock	29	29
Additional paid-in capital	172,014	170,735
Accumulated other comprehensive income	(255)	(378)
Accumulated deficit	(124,062)	(101,200)

Total stockholders’ equity	47,726	69,186

Total liabilities and stockholders’ equity	$72,695	$96,613

(1)	The balance sheet data at December 31, 2004 has been derived from the audited financial statements at that date.

See accompanying notes.

KOSAN BIOSCIENCES INCORPORATED

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Contract revenue	$2,906	$5,842	$8,419	$17,076
Grant revenue	311	915	1,011	1,982

Total revenues	3,217	6,757	9,430	19,058

Operating expenses:
Research and development	9,335	11,290	28,461	30,631
General and administrative	1,763	1,617	4,827	4,408

Total operating expenses	11,098	12,907	33,288	35,039

Loss from operations	(7,881)	(6,150)	(23,858)	(15,981)
Other income, net	350	278	996	804

Net loss	$(7,531)	$(5,872)	$(22,862)	$(15,177)

Basic and diluted net loss per common share	$(0.26)	$(0.20)	$(0.78)	$(0.53)

Shares used in computing basic and diluted net loss per common share	29,247	28,935	29,180	28,863

See accompanying notes.

KOSAN BIOSCIENCES INCORPORATED

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2005	2004
Operating activities
Net loss	$(22,862)	$(15,177)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,925	1,864
Amortization of investment premiums and discounts	522	1,430
Amortization of stock-based compensation	—	152
Other stock-based compensation	312	430
Changes in assets and liabilities:
Accounts and other receivables	1,084	6,051
Prepaid and other current assets	189	(22)
Other assets and notes receivable from related parties	47	159
Accounts payable and accrued liabilities	216	(576)
Deferred revenue	(2,458)	(4,218)

Net cash used in operating activities	(21,025)	(9,907)

Investing activities
Acquisition of property and equipment	(1,050)	(1,748)
Purchase of investments	(39,855)	(70,904)
Proceeds from maturity of investments	65,973	56,181

Net cash provided by (used in) investing activities	25,068	(16,471)

Financing activities
Proceeds from issuance of common stock	967	1,401
Proceeds from equipment loans	1,804	1,290
Principal payments under equipment loans	(1,603)	(1,517)

Net cash provided by financing activities	1,168	1,174

Net increase (decrease) in cash and cash equivalents	5,211	(25,204)
Cash and cash equivalents at beginning of period	13,777	31,491

Cash and cash equivalents at end of period	$18,988	$6,287

See accompanying notes.

KOSAN BIOSCIENCES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

1. Organization and Summary of Significant Accounting Policies

Overview

Kosan Biosciences Incorporated (the “Company”) was incorporated under the laws of the State of California on January 6, 1995 and commenced operations in 1996. In July 2000, the Company was reincorporated under the laws of the State of Delaware. Kosan Biosciences is a biotechnology company that currently has two first-in-class anticancer agents in Phase II and Phase Ib clinical trials: KOS-862 (Epothilone D) and 17-AAG, an Hsp90 (heat shock protein 90) inhibitor and geldanamycin analog. Its most advanced compound, KOS-862, which is in a Phase II clinical trial and multiple Phase Ib clinical trials, and its follow-on compound, KOS-1584, which is in Phase I clinical trials, are partnered with Hoffmann-La Roche Inc. and F. Hoffmann-La Roche Ltd., collectively Roche, through a global development and commercialization agreement. Under a Cooperative Research and Development Agreement between the Company and the National Cancer Institute (“NCI”) Cancer Therapy Evaluation Program, the NCI is sponsoring Phase II and Phase Ib combination clinical trials of 17-AAG. The Company intends to use the data from these studies to support the clinical development of KOS-953, a proprietary formulation of 17-AAG, currently in Phase I and Phase Ib clinical trials. In addition, the Company is developing KOS-1022 (DMAG), a highly-potent, water-soluble and orally-available analog of geldanamycin, in Phase I clinical trials in collaboration with the NCI. The Company has generated a pipeline of additional product candidates for gastrointestinal motility, infectious diseases and cancer based on its proprietary technologies for discovering, developing and manufacturing polyketide analogs. All of the Company’s product candidates, including those in clinical development, are polyketides. Polyketides are an important class of natural products that have yielded numerous pharmaceuticals for the treatment of cancer, infectious diseases, high cholesterol, transplant rejection and other diseases.

The Company has funded its operations primarily through sales of common stock and convertible preferred stock, contract payments under its collaboration agreements, equipment financing arrangements and government grant awards.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. The information as of September 30, 2005, and for the three and nine months ended September 30, 2005 and 2004, reflects all adjustments (including normal recurring adjustments) that the management of the Company believes are necessary for a fair presentation of the results for the periods presented. Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 16, 2005.

KOSAN BIOSCIENCES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)

(unaudited)

1. Organization and Summary of Significant Accounting Policies (continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the accompanying notes. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the financial statements in the period they are determined. Actual results could differ from those estimates.

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

The Company recognizes an impairment charge when the decline in the estimated fair value of a marketable security below the amortized cost is determined to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the duration of time and the severity to which the fair value has been less than its amortized cost, any adverse changes in the investees’ financial condition and associated downgrades to credit ratings and the Company’s intent and ability to hold the marketable security for a period of time sufficient to allow for any anticipated recovery in market value. For the three and nine months ended September 30, 2005 and 2004, the Company did not recognize an impairment charge related to its investment securities.

The Company held a restricted investment consisting of a certificate of deposit of approximately $949,000 at September 30, 2005 and December 31, 2004. This investment is carried at fair value and is restricted as to withdrawal under a letter of credit agreement related to a facility lease. This investment is held in the Company’s name and is included in long-term investments on the Company’s financial statements.

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

As the Company’s epothilone and Hsp90 programs advance into and through Phase II clinical trials, the related costs will have a significant effect on the Company’s research and development expenses. Expenses related to clinical trials generally are accrued based on the level of patient enrollment and activity according to the protocol. The Company monitors patient enrollment levels and related activity and adjusts estimates accordingly.

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

KOSAN BIOSCIENCES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)

(unaudited)

1. Organization and Summary of Significant Accounting Policies (continued)

Net Loss per Share (continued)

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss	$(7,531)	$(5,872)	$(22,862)	$(15,177)

Weighted-average shares of common stock outstanding	29,247	28,946	29,180	28,890
Less: weighted-average shares subject to repurchase	—	(11)	—	(27)

Weighted-average shares used in computing basic and diluted net loss per common share	29,247	28,935	29,180	28,863

Basic and diluted net loss per common share	$(0.26)	$(0.20)	$(0.78)	$(0.53)

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

Pro forma net loss and net loss per share information is required by Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The effects of applying the intrinsic value method for either recognizing compensation expense or providing pro forma disclosures are not likely to be representative of the effects on net income for future years.

KOSAN BIOSCIENCES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)

(unaudited)

1. Organization and Summary of Significant Accounting Policies (continued)

Stock-Based Compensation (continued)

The Company’s pro forma information follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss attributable to common stockholders, as reported	$(7,531)	$(5,872)	$(22,862)	$(15,177)
Plus: Stock-based employee compensation expense included in reported net loss	—	33	—	152
Less: Stock-based employee compensation expense determined under fair value based method for all awards	(427)	(967)	(1,805)	(2,991)

Pro forma net loss	$(7,958)	$(6,806)	$(24,667)	$(18,016)

Basic and diluted net loss per common share:
As reported	$(0.26)	$(0.20)	$(0.78)	$(0.53)
Pro forma	$(0.27)	$(0.24)	$(0.85)	$(0.62)

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires that the compensation cost relating to share-based payment transactions, including stock options and employee stock purchase plans, be recognized in the Company’s financial statements. The cost will be measured based on the fair value of the instruments issued. SFAS 123R replaces SFAS 123 and supersedes APB Opinion No. 25 (“APB 25”). As originally issued in 1995, SFAS 123 established as preferable the fair-value-based method of accounting for share-based payment transactions with employees. However, SFAS 123 permitted entities the option of continuing to apply the guidance in APB 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. The Company will be required to apply SFAS 123R effective January 1, 2006 and is currently evaluating the impact SFAS 123R will have on its financial statements. The adoption of SFAS 123R will increase the Company’s future operating expenses.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), a replacement of APB No. 20 “Accounting Changes” (“APB 20”) and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 requires retrospective application to prior periods’ financial statements for reporting a voluntary change in accounting principle, unless it is impracticable. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 also applies to changes required by an accounting pronouncement that does not include specific transition provisions and redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. SFAS 154 is effective January 1, 2006. The Company does not believe that the adoption of SFAS 154 will have a material impact to its financial statements.

KOSAN BIOSCIENCES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)

(unaudited)

2. Research and Development Agreements

Roche

Effective September 2002, the Company entered into a research and development collaboration agreement (the “Agreement”) with Roche. Under the terms of the Agreement, Roche has worldwide exclusive rights to market and sell KOS-862 (Epothilone D) and other epothilones (including KOS-1584) in the field of oncology, and the Company will co-develop and has the right to co-promote the product in the United States. The Agreement provides for the Company to receive payments for the reimbursement of research and development expenditures, funding of a back-up program, achievement of clinical, regulatory and commercial milestones, development activities and royalties on sales of collaboration products. In addition, the Company has the opportunity to increase its royalties through a buy-in at a later stage of clinical development and by co-promotion of products resulting from the collaboration. Effective July 1, 2004, the Company entered into an amendment to the Agreement that provided for the reimbursement by Roche of certain costs incurred that exceeded the previously stipulated amounts set forth in the Agreement.

In December 2004, upon the commencement of a Phase I clinical trial of KOS-1584, the Company determined that the estimated clinical development period extended from the second half of 2007, which was initially estimated when the Company entered into the collaboration with Roche in 2002, to the second half of 2009. The Company’s initial estimate of the clinical development period contemplated development of one product candidate, KOS-862. The change in the estimate has resulted in a further deferral of the unrecognized portion of the initial fee received in connection with its research and development collaboration agreement with Roche. For the nine months ended September 30, 2005 and 2004, the Company recognized revenue related to this agreement of approximately $8.4 million and $17.1 million, respectively.

License Agreements

The Company has collaborative and license agreements with several academic, government and medical institutions. Included in research and development expenses were total payments made under these agreements of approximately $323,000 and $769,000 for the nine months ended September 30, 2005 and 2004, respectively and $675,000 for the three months ended September 30, 2004. There were no payments made for the three months ended September 30, 2005.

3. Comprehensive Loss

For the three and nine months ended September 30, 2005 and 2004, comprehensive loss was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss	$(7,531)	$(5,872)	$(22,862)	$(15,177)
Unrealized gain (loss) on available-for-sale securities	26	162	123	(331)

Comprehensive loss	$(7,505)	$(5,710)	$(22,739)	$(15,508)

KOSAN BIOSCIENCES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)

(unaudited)

4. Equipment Financing

The Company finances certain equipment and facility improvements under debt obligations with terms of 48 months.

In April 2004, the Company entered into a $3.5 million equipment line of credit agreement, of which $2.2 million had been utilized as of September 30, 2005. The interest rates of each of the loans are fixed at the time of the draw down, with the interest rates ranging from 6.31% to 8.90%. Obligations under the loans are secured by the assets financed under the loans.

5. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2005	December 31, 2004
Research and development-related	$3,214	$2,896
Compensation-related	1,314	1,602
Professional services	1,507	718
Facilities-related	801	948
Other	282	291

	$7,118	$6,455

6. Line of Credit Facility

In July 2005, the Company entered into a $35.0 million secured line of credit facility with Silicon Valley Bank (“Bank”), a subsidiary of SVB Financial Group. Under the terms of the agreement, the Company has the option of making up to two draws through May 31, 2006, with a minimum initial draw of $15.0 million. The credit facility contains financial covenants, including covenants requiring the Company to maintain: a ratio of unrestricted cash and cash equivalents, investments and eligible accounts to the aggregate principal amount outstanding under the line of credit of at least 1.3 to 1; at least six months “remaining months liquidity,” which is calculated by dividing (i) cash and cash equivalents, investments and eligible accounts by (ii) the Company’s cash utilization calculated on a rolling three-month basis; and aggregate balances in its investment and operating accounts with Bank or SVB Asset Management equal to the lesser of (a) the amount of the aggregate outstanding principal amount under the line of credit plus $5 million; and (b) 85% of the Company’s aggregate cash and investment account balances. As of September 30, 2005, the Company had not made any draws on the facility.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements about:

•	our plans with respect to the timing of announcements of clinical data and initiation of clinical trials;

•	our expectations that KOS-862, KOS-1584, KOS-953 and KOS-1022 will advance further into clinical trials and that our research programs, including our motilide program, will be advanced into later stages of development;

•	our beliefs that the accounting policies identified in this report are the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our financial statements;

•	sufficiency of our cash resources, including our belief that our existing cash and investment securities and anticipated cash flow from our existing collaboration with Roche will be sufficient to support our current operating plan into at least the fourth quarter of 2006; and

•	our expectations to finance future cash needs through the sale of equity securities, debt financings, additional collaboration or license agreements or government grant awards.

In some cases, forward-looking statements can be identified by words such as “expect,” “anticipate,” “intend,” “believe,” “hope,” “assume,” “estimate,” “plan,” “will” and other similar words and expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Discussions containing these forward-looking statements may be found throughout this Form 10-Q, including the section entitled “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements involve risks and uncertainties, including the risks discussed below under the heading “Risks Factors That May Affect Results of Operations and Financial Condition,” that could cause our actual results to differ materially from those in the forward-looking statements. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document. The risks discussed below under the heading “Risks Factors That May Affect Results of Operations and Financial Condition” and elsewhere in this report should be considered in evaluating our prospects and future financial performance.

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

•

KOS-862 (Epothilone D). In collaboration with Roche, we are testing KOS-862, a potential anticancer agent, in Phase II and Phase Ib clinical trials. The ongoing Phase II clinical trial, a metastatic breast cancer trial being conducted by Roche, is a Simon two-stage design trial that has an interim review and decision point following the completion of stage one before advancing to stage two. In April 2005, we announced that this Phase II clinical trial had achieved the primary objective of the first stage and would proceed into the second stage of the trial. At the time of the analysis of data for an abstract submitted to the 2005 American Society of Clinical Oncology Annual Meeting, preliminary Phase II data from the metastatic breast cancer trial demonstrated that two of the then ten evaluable patients had confirmed partial responses by RECIST criteria. Updated interim results of this trial are expected to be presented in December 2005. In October 2005, we discontinued our Phase II clinical trial in hormone refractory prostate cancer as it did not meet the primary objective of tumor marker response in the first stage of the Simon two-stage trial design. The three ongoing Phase Ib trials are traditional dose-escalating trials in combination with other chemotherapeutic agents. Preliminary data from the Phase Ib trials of KOS-862 administered in combination with Gemzar® and Paraplatin® suggested anti-tumor activity. The Phase Ib portion of the KOS-862 plus Herceptin® trial has completed enrollment, with the Phase II component of the trial expected to initiate enrollment in the fourth quarter of 2005.

•	KOS-1584 (second generation Epothilone D). In December 2004, in collaboration with Roche, we initiated a Phase I clinical trial of KOS-1584 in solid tumors. In July 2005, we initiated a second Phase I clinical trial of KOS-1584 in solid tumors that is investigating a different dosing regimen.

•	17-AAG (geldanamycin analog). 17-AAG, an Hsp90 inhibitor, is being evaluated in multiple Phase II and Phase Ib combination clinical trials sponsored by the NCI’s Cancer Therapy Evaluation Program under a Cooperative Research and Development Agreement, or CRADA, between us and the NCI. We intend to use the data from these clinical trials to support the clinical development of KOS-953.

•	KOS-953 (proprietary formulation of 17-AAG). We are developing our proprietary formulation of 17-AAG, which we refer to as KOS-953. During the second quarter of 2005, we presented preliminary data from our Phase I and Phase Ib clinical trials of KOS-953 as monotherapy and in combination with Velcade® in patients with multiple myeloma. The data demonstrated early signs of anticancer activity and tolerability in an advanced and heavily pre-treated population. We expect to report additional data from these trials in December 2005. We are also conducting Phase Ib clinical trials of KOS-953 in combination with Herceptin®, primarily in patients with metastatic breast cancer, and Gleevec®, in patients with chronic myelogenous leukemia, and expect to announce preliminary data from the Herceptin combination clinical trial in December 2005.

•	KOS-1022 (second generation proprietary geldanamycin analog, DMAG). In collaboration with the NCI, we are developing our second generation Hsp90 inhibitor, KOS-1022. The NCI initiated Phase I clinical trials of KOS-1022 in solid tumors in July 2004. Under a Kosan-sponsored Investigational New Drug Application, or IND, filed in December 2004, we initiated a Phase I clinical trial of intravenously-delivered KOS-1022 in hematologic malignancies in June 2005. We filed an IND for our oral formulation of KOS-1022 in July 2005.

As announced on August 15, 2005, protocols and patient informed consents for the NCI’s clinical studies of 17-AAG and KOS-1022 and our clinical studies of KOS-953 and KOS-1022 were amended in response to five patients who showed electrocardiogram, or ECG, changes without clinically significant consequences after infusion of 17-AAG. After an initial machine reading of the ECGs, two of the five cases were believed to represent QTc prolongation, which could lead to an increased risk for potentially serious ventricular arrhythmias. Subsequent centralized analysis and cardiologist interpretation of the ECGs from these two cases favorably indicated that there was no clear evidence of clinically significant QTc prolongation and that the initial machine readings were inaccurate. The other three cases of ECG changes represented atrioventricular arrhythmias. These events were not initially considered to be reportable adverse events, but were subsequently reported in light of the two potential cases of QTc prolongation discussed above. Preliminary conclusions by our external cardiology reviewers indicated that while other factors may be involved, causation of the arrhythmias by 17-AAG or the DMSO (an excipient in the formulation used in the NCI’s studies of 17-AAG) could not be excluded.

We also have additional product candidates in the areas of gastrointestinal motility and infectious disease that are undergoing preclinical evaluation and several early stage product and research technology development programs largely based on polyketides.

We have incurred significant losses since our inception. As of September 30, 2005, our accumulated deficit was approximately $124.1 million. We expect to incur additional operating losses over the next several years as we continue to fund our research and development.

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

Results of Operations

Revenues

Revenues were approximately $3.2 million and $9.4 million for the three and nine months ended September 30, 2005, respectively, compared to approximately $6.8 million and $19.1 million for the same periods in 2004. Revenues in both periods consisted primarily of contract revenues recognized under our development and commercialization agreement with Roche and funded research related to government grant awards.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	% Change	2005	2004	% Change
(In thousands, except for percentages)
Contract revenue	$2,906	$5,842	-50%	$8,419	$17,076	-51%
Grant revenue	311	915	-66%	1,011	1,982	-49%

Total revenues	$3,217	$6,757	-52%	$9,430	$19,058	-51%

The decrease in revenues of approximately 52%, or $3.5 million, and 51%, or $9.6 million, for the three and nine months ended September 30, 2005 compared to the same periods last year was the result of the following:

•

approximately $3.4 million and $9.8 million, respectively, in lower research funding as a result of the selection of KOS-1584 as a second-generation epothilone compound and its advancement into clinical trials in December 2004, lower reimbursement for KOS-862 production-related activities due to the previous manufacture of sufficient clinical supply and lower clinical trial reimbursement associated with the conclusion of certain KOS-862 Phase I and Phase II clinical trials and the conduct of the Phase II clinical trial of KOS-862 in hormone refractory prostate cancer at our own expense;

•	approximately $0.6 million and $1.8 million, respectively, in lower amortization of the $25.0 million initial fee from Roche, which is now being amortized through the second half of 2009, the current estimated clinical development period; and

•	approximately $0.6 million and $1.0 million, respectively, in lower grant revenue due to the timing of effort spent on our grants and a lower number of grant awards in 2005; partially offset by

•	approximately $1.1 million and $2.9 million, respectively, in increased KOS-1584 clinical and production-related reimbursement.

If we do not maintain our agreement with Roche, our revenues will significantly decrease unless we enter into additional collaborations that provide substantial new revenues.

Research and Development Expenses

Our research and development expenses decreased to approximately $9.3 million and $28.5 million for the three and nine months ended September 30, 2005, respectively, from approximately $11.3 million and $30.6 million for the same periods in 2004. Our research and development activities consist primarily of salaries and other personnel-related expenses, clinical trial-related services performed by clinical research organizations and research institutions and other outside service providers, licensing-related expenses, lab consumables and facility-related expenses. We group these activities into two major categories: “research and preclinical” and “clinical development”. We are unable to estimate the nature, timing or costs to complete our major research and development projects, or when material net cash inflows to us could be expected to commence, if ever, due to the numerous risks and uncertainties associated with developing pharmaceutical products. These risks and uncertainties include those discussed in this report under the heading “Risk Factors That May Affect Results of Operations and Financial Condition.”

	Years Ended December 31,			Three Months Ended September 30,			Nine Months Ended September 30,			Inception - September 30, 2005
	2004	2003	2002	2005	2004	% Change	2005	2004	% Change
(In thousands, except for percentages)
Clinical development
Epothilones	$12,101	$14,038	$8,848	$2,794	$3,924	-29%	$7,840	$9,500	-17%	$46,212
Hsp90 inhibitors	5,432	—	—	2,509	1,489	69%	7,054	3,269	116%	12,486

Total clinical development	17,533	14,038	8,848	5,303	5,413	-2%	14,894	12,769	17%	58,698

Research and preclinical
Epothilones	4,655	5,032	2,112	49	956	-95%	310	4,520	-93%	24,770
Hsp90 inhibitors	—	3,828	3,183	197	—	NA	366	—	NA	7,940
Other (1)	17,987	13,891	14,235	3,786	4,921	-23%	12,891	13,342	-3%	101,529

Total research and preclinical	22,642	22,751	19,530	4,032	5,877	-31%	13,567	17,862	-24%	134,239

Total research and development	$40,175	$36,789	$28,378	$9,335	$11,290	-17%	$28,461	$30,631	-7%	$192,937

(1)	“Other” constitutes internal research and development costs for our early stage product candidates in the areas of gastrointestinal motility, infectious disease, cancer and technology development. For the years ended December 31, 2004, 2003 and 2002, “Other” expenses consisted primarily of allocated personnel-related expenses of approximately $8.1 million, $5.7 million and $6.8 million, allocated facility-related expenses of approximately $5.4 million, $3.8 million and $3.5 million and allocated lab consumables of approximately $1.4 million, $1.0 million and $905,000, respectively. During the three months ended September 30, 2005 and 2004, “Other” expenses consisted primarily of allocated personnel-related expenses of approximately $1.8 million and $2.2 million, allocated facility-related expense of approximately $1.1 million and $1.6 million, and allocated lab consumables of approximately $260,000 and $415,000, respectively. During the nine months ended September 30, 2005 and 2004, “Other” expenses consisted primarily of allocated personnel-related expenses of approximately $6.1 million and $5.9 million, allocated facility-related expenses of approximately $4.1 million and $4.0 million and allocated lab consumables of $865,000 and $1.1 million, respectively. During the period from inception through September 30, 2005, “Other” expenses consisted primarily of allocated personnel-related expenses of approximately $51.5 million, allocated facility-related expense of approximately $25.1 million and allocated lab consumables of $7.5 million.

The decrease of 17%, or approximately $2.0 million, and 7%, or approximately $2.2 million, in research and development expenses for the three and nine months ended September 30, 2005, respectively, compared to the same periods in 2004 was the result of the following:

•	approximately $0.9 million and $4.2 million in lower preclinical costs, respectively, primarily due to advancing KOS-1584 through IND-enabling studies in the first half of 2004; and

•	approximately $1.1 million and $1.7 million, respectively, in lower clinical development costs in our epothilone program due to non-recurring milestone payments made to a licensor in the third quarter of 2004; partially offset by

•	approximately $1.0 million and $3.8 million, respectively, in higher clinical development costs in our Hsp90 inhibitor program, including initiation of our KOS-1022 Phase I clinical trial, filing an IND for our oral formulation of KOS-1022 and further advancement of KOS-953 through Phase I and Phase Ib clinical trials.

We expect that our research and development expenses will increase substantially as KOS-862, KOS-1584, KOS-953 and KOS-1022 advance further into the clinic and as we advance our research programs, including our motilide program, into later stages of development.

General and Administrative Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	% Change	2005	2004	% Change
(In thousands, except for percentages)
General and administrative	$1,763	$1,617	9%	$4,827	$4,408	10%

For the three and nine months ended September 30, 2005, the increase of 9% and 10%, respectively, or approximately $146,000 and $419,000, respectively, in general and administrative expenses compared to the same periods in 2004 was the result of the following:

•	approximately $469,000 and $575,000, respectively, in higher professional services expenses primarily for legal and audit-related expenses associated with the August 2005 terminated offering of our common stock and increased fees for our financial statement and federal grant audit services; partially offset by

•	approximately $314,000 and $148,000, respectively, in lower employee-related expenses primarily associated with certain management departures in the third quarter of 2004.

We expect that our general and administrative expenses will increase in the future to support the continued growth of our research and development efforts.

Other income, net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	% Change	2005	2004	% Change
(In thousands, except for percentages)
Interest income	$438	$367	19%	$1,244	$1,070	16%
Interest expense	(88)	(89)	-1%	(248)	(266)	-7%

Other income, net	$350	$278	26%	$996	$804	24%

Interest income increased to approximately $438,000 and $1.2 million for the three and nine months ended September 30, 2005, respectively, from approximately $367,000 and $1.1 million for the same periods in 2004. The increase resulted from higher returns in the current rising interest rate environment, partially offset by lower average investment balances in the first nine months of 2005 compared to the same period in 2004.

Interest expense decreased to approximately $88,000 and $248,000 for the three and nine months ended September 30, 2005 from approximately $89,000 and $267,000 for the same periods in 2004. The decrease resulted from the lower average debt balances in the first nine months of 2005, partially offset by higher average interest rates on more recent debt-financing drawdowns. We expect that our interest expense will increase in the future as a result of additional property and equipment-related debt financing combined with anticipated higher-interest rates and as a result of any draw downs on our credit facility.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through sales of our convertible preferred stock and common stock, contract payments received under our corporate collaboration agreements and government grant awards, interest income and equipment financing arrangements. As of September 30, 2005, we had received approximately $150.7 million from the sale of convertible preferred stock and common stock, approximately $99.8 million from contract payments received under our corporate collaboration agreements and government grant awards, approximately $15.4 million from interest income and approximately $13.5 million from equipment financing arrangements. As of September 30, 2005, we had approximately $62.1 million in cash and investments, compared to approximately $83.4 million as of December 31, 2004. Our funds are currently invested in U.S. Treasury and government agency obligations and corporate obligations.

Our operating activities used cash of approximately $21.0 million for the nine months ended September 30, 2005 compared to approximately $9.9 million for the same period in 2004. Our net loss of approximately $22.9 million for the nine months ended September 30, 2005 was partially offset by non-cash charges of approximately $2.8 million related to stock-based compensation, depreciation and amortization of investment premiums and discounts. Cash used for the same period in 2004 was primarily used to fund the net loss of $15.2 million, partially offset by non-cash charges of approximately $3.9 million related to stock-based compensation, depreciation and amortization of investment premiums and discounts.

Our investing activities, excluding changes in our investments, for the nine months ended September 30, 2005, used cash of approximately $1.1 million, compared to approximately $1.7 million for the same period in 2004, reflecting facility and capital expenditures as we continued to enhance and improve upon our laboratory capabilities.

Cash provided by financing activities was approximately $1.2 million for the nine months ended September 30, 2005 and 2004. Financing activities for 2005 included approximately $201,000 in proceeds from equipment loans, net of scheduled payments on new and existing debt, and $967,000 in proceeds from the sale of our common stock related to stock option exercises and stock purchases made under our 2000 Employee Stock Purchase Plan. Financing activities for 2004 included approximately $227,000 in scheduled payments on new and existing debt, net of proceeds from equipment loans, and $1.4 million in proceeds from the sale of our common stock related to stock option exercises and stock purchases made under our 2000 Employee Stock Purchase Plan.

In April 2004, we entered into a $3.5 million equipment line of credit agreement for facility improvements and capital purchases, which was scheduled to expire in April 2005, but has been extended through December 2005. As of September 30, 2005, we had utilized approximately $2.2 million of the line of credit, leaving approximately $1.3 million available for future draws. In July 2005, we entered into a loan and security agreement with Silicon Valley Bank for a $35.0 million line of credit. Under the terms of the agreement, we have the option of making up to two draws through May 31, 2006, with a minimum initial draw of $15.0 million. As of October 31, 2005, we had not utilized the line of credit.

We believe that our existing cash and investment securities and anticipated cash flow from our existing collaboration with Roche will be sufficient to support our current operating plan into at least the fourth quarter of 2006. We expect to obtain additional financing from time to time, or focus our spending on priority programs to provide for the proper alignment of resources and maintenance of sufficient levels of financial reserves. We have based this estimate on assumptions that may prove to be wrong. Our future capital uses and requirements depend on numerous forward-looking factors, including the following:

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

We expect that additional financing will be required in the future to fund operations. We expect to finance future cash needs through the public or private sale of equity securities, debt financings, additional collaboration or licensing arrangements, government grant awards or any combination of the foregoing or other arrangements. In September 2003, we filed a registration statement on Form S-3 to offer to sell common stock in one or more offerings up to a dollar amount of $75.0 million. In December 2003, we completed a registered direct offering of 3,115,000 shares of common stock at a price of $9.00 per share. We received approximately $26.0 million in net proceeds after placement agent fees and other offering costs. As of September 30, 2005, approximately $47.0 million remained available on the Form S-3. In December 2004, we filed an additional registration statement on Form S-3 to offer to sell common stock and/or warrants in one or more offerings up to a dollar amount of $50.0 million. In aggregate, approximately $97.0 million remain available on both Forms S-3.

In July 2005, we entered into a loan and security agreement with Silicon Valley Bank for a $35.0 million line of credit. Under the terms of the agreement, we have the option of making up to two draws through May 31, 2006, with a minimum initial draw of $15.0 million. The credit facility contains financial covenants, including covenants requiring us to maintain: a ratio of unrestricted cash and cash equivalents, investments and eligible accounts to the aggregate principal amount outstanding under the line of credit of at least 1.3 to 1; at least six months “remaining months liquidity,” which is calculated by dividing (i) cash and cash equivalents, investments and eligible accounts by (ii) our cash utilization calculated on a rolling three-month basis; and aggregate balances in its investment and operating accounts with Bank or SVB Asset Management equal to the lesser of (a) the amount of the aggregate outstanding principal amount under the line of credit plus $5.0 million; and (b) 85% of the our aggregate cash and investment account balances. As of October 31, 2005, we have not made any draws on the facility.

We have no current commitments to offer and sell any securities that may be offered or sold pursuant to the registration statements described above. Additional financing or collaboration and licensing arrangements may not be available when needed or, if available, may not be on terms favorable to us or our stockholders. Insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs, to lose rights under existing licenses or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Insufficient funds may preclude us from meeting the conditions required for the extension of credit and may adversely affect our ability to operate as a going concern. If additional funds are obtained by issuing equity securities, substantial dilution to existing stockholders may result. In addition, see “Risk Factors That May Affect Results of Operations and Financial Condition.”

As of September 30, 2005, our obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments were as follows:

	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
(in thousands)
Equipment financing obligations	$4,357	$2,202	$1,999	$156	$—
Operating leases	9,662	1,616	2,985	2,196	2,865

Total contractual cash obligations	$14,019	$3,818	$4,984	$2,352	$2,865

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

We commenced operations in 1996 and are still in an early stage of development. We have not commercialized any products, and we have incurred significant losses to date. As of September 30, 2005, we had an accumulated deficit of approximately $124.1 million. To date, our revenues have been primarily from collaborations and government grant awards. Our expenses have consisted principally of costs incurred in research and development and from general and administrative costs associated with our operations. We have incurred net losses since our inception, including a net loss of approximately $22.9 million for the nine months ended September 30, 2005. We expect our expenses to increase and to continue to incur operating losses for at least the next several years as we continue our research and development efforts for our drug candidates and research programs. The amount of time necessary to successfully commercialize any of our drug candidates is long and uncertain, and successful commercialization may not occur at all. As a result, we may never become profitable.

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

We believe that our existing cash and investment securities and anticipated cash flow from our existing collaboration with Roche will be sufficient to support our current operating plan into at least the fourth quarter of 2006, although we may choose to obtain additional financing from time to time. We have based this estimate on assumptions that may prove to be wrong. Our future capital uses and requirements depend on numerous forward-looking factors, including the following:

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

We control neither the amount and timing of resources that our collaborators devote to our programs or potential products, nor the scope, content and timing of the efforts that they conduct or permit under the collaborations. As a result, we do not know if our collaborators will dedicate sufficient resources or if the development or commercialization efforts by our corporate partners will be successful. We also do not know if the development or commercialization efforts by our collaborators will be the same as those we would choose to devote if we solely controlled the development and commercialization of our programs and product candidates. In particular, in our collaboration with Roche, we do not control the amount and timing of resources that Roche devotes to the epothilone program beyond limited funding for certain Kosan activities specified under the contract, and we do not control the scope, content and timing of the preclinical studies, clinical trials and other development efforts that Roche conducts or permits under the program. For example, we anticipate that Roche may pursue further clinical development of only one of our epothilone product candidates, and Roche may elect to cease development of KOS-862, our lead epothilone compound, in favor of further development of KOS-1584, which is currently in Phase I clinical trials. In our collaboration with the NCI, we do not control the selection, conduct, timing and resources provided to clinical trials of geldanamycin analogs sponsored by the NCI. For these reasons, we may choose to undertake product development efforts that are within the scope of our collaborations at our own expense. We also do not know whether our current collaborative partners or future collaborative partners, if any, might pursue alternative technologies or develop alternative products either on their own or in collaboration with others, including our competitors, as a means for developing treatments for the diseases targeted by collaborative arrangements with us. In addition, business combinations or significant changes in a collaborator’s business strategy may adversely affect a collaborator’s willingness or ability to continue the collaboration with us.

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

We must provide the FDA and foreign regulatory authorities with clinical data that demonstrate the safety and efficacy of our products before they can be approved for commercial sale. As a result, commercialization of our product candidates depends upon successful completion of preclinical and clinical trials. Preclinical testing and clinical development are long, expensive and uncertain processes. It may take us a number of years to complete our testing, and failure can occur at any stage of testing. For example, in October 2005, we discontinued a Phase II clinical study of KOS-862 in hormone-refractory prostate cancer because the study did not meet the primary objective of tumor market response in the first stage of a two stage clinical trial, and we previously discontinued clinical studies of KOS-862 in patients with non-small cell lung cancer and colorectal cancer. We could experience similar failures in other current or future clinical testing of our product candidates.

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

We do not know whether clinical trials of our product candidates (including ongoing and anticipated clinical trials of KOS-862, KOS-1584, 17-AAG, KOS-953, KOS-1022 or other product candidates) will begin on time or whether any of our clinical trials will be completed on schedule, or at all. We also do not know whether clinical trials will indicate that an earlier-stage compound, such as KOS-1584 or KOS-1022, will be more appropriate for commercial development than a related compound that is at a later stage of clinical development, such as KOS-862 or KOS-953, respectively. Negative or inconclusive results or adverse medical events during a clinical trial could cause a clinical trial to be suspended, repeated or terminated. Certain of the clinical trials of our product candidates are designed to include two stages, with the decision whether to proceed to the second stage dependent on results obtained in the first stage. Failure to achieve predetermined response rates as defined in the protocol may result in the decision not to proceed into the second stage of the related trial.

We have multiple product candidates in human clinical trials for the treatment of cancer, KOS-862, KOS-1584, 17-AAG, KOS-953 and KOS-1022. Anticancer drugs generally have a narrow therapeutic window between efficacy and toxicity. If unacceptable toxicity is observed in a clinical trial, the trial may be terminated at an early stage. For example, in June 2004, we discontinued a Phase II clinical study of KOS-862 in colorectal cancer due to unanticipated cumulative drug toxicities in patients who had previously been treated with the cancer treatment oxaliplatin. We also observed a higher incidence of adverse events resulting in patient withdrawal in our Phase II clinical study of KOS-862 in hormone-refractory prostate cancer than in our Phase II non-small cell lung cancer trial. We cannot predict whether future trials of KOS-862, or other compounds, will demonstrate toxicity issues or adverse events resulting in a significant patient withdrawal.

Completion of clinical trials may take several years or more. The length of time generally varies substantially according to the type, complexity, novelty and intended use of the drug candidate. Our clinical trials may be suspended at any time if we, our collaborators, the FDA, or other regulatory authorities believe the patients participating in our studies are exposed to unacceptable health risks or that study protocols or patient informed consents should be amended to reflect additional health risks, additional testing procedures or other changes. For example, in September 2005, we temporarily suspended enrollment in our KOS-953 and KOS-1022 clinical trials in connection with a request by the FDA to amend the protocols and patient informed consents for those trials. We provided amended protocols and informed consents for those clinical trials to the FDA in response to certain of its requested changes, but have not received a response. The FDA may require further changes to these protocols and informed consents, which changes may have a material adverse effect on the timing of, and our ability to conduct, the KOS-953 and KOS-1022 clinical trials.

Our ability to commence or timely complete clinical trials may be adversely affected by many factors, including:

•	ineffectiveness of the study compound, or perceptions by physicians that the compound is not effective for a particular indication;

•	inability to manufacture sufficient quantities of compound for use in clinical trials;

•	a failure to obtain approval from the FDA, other regulatory authorities or an investigational site’s investigational institutional review board to conduct a clinical trial;

•	inability to reach agreement with a sufficient number of investigational sites to conduct a study;

•	the number of patients required, slower than expected rate of patient recruitment or inability to recruit a sufficient number of patients;

•	adverse medical events or the death of patients during a clinical trial, even if caused by the advanced status of their disease or medical problems that are not related to our product candidates;

•	inconclusive or negative results from the clinical trial;

•	competing clinical trials in the same or similar indication;

•	third-party clinical investigators failing to perform our clinical trials on our anticipated schedule or consistent with a clinical trial protocol, and other third-party organizations not performing data collection and analysis in a timely or accurate manner; and

•	a decision by the FDA or other governmental authorities to require suspension or modification of a clinical trial.

Our product development costs will increase if we have delays in testing or approvals, if we need to perform more or larger clinical trials than planned or if our clinical trials include more expensive testing or other procedures than planned. If the delays are significant, our financial results and the commercial prospects for our products will be harmed, and our ability to become profitable will be adversely affected. If any clinical trials of our product candidates are not successful, our business, financial condition and results of operations will be harmed.

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

The FDA and other regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical, clinical or other studies or modifications to the manufacturing processes or facilities or quality control procedures for our products. Any clinical trial may fail to produce results satisfactory to the FDA or other regulatory authorities. For example, we currently conduct, and expect to conduct in the future, clinical trials for our product candidates in countries outside of the United States. The FDA or other regulatory authorities may reject data from clinical trials conducted in other countries if they are not conducted in accordance with applicable regulatory standards and procedures.

We do not know whether clinical trials for our product candidates (including ongoing and anticipated clinical trials of KOS-862, KOS-1584, KOS-953, KOS-1022 or other product candidates) will demonstrate safety and efficacy sufficient to obtain the requisite regulatory approvals or will result in marketable products. Our failure to adequately demonstrate the safety and efficacy of our products under development will prevent receipt of FDA and foreign approvals and, ultimately, commercialization of our products.

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

We may not be able to obtain or maintain orphan drug exclusivity for our product candidates.

Some jurisdictions, including Europe and the United States, may designate drugs for relatively small patient populations as orphan drugs. The FDA and the European Medicines Agency have granted orphan drug status to 17-AAG for the treatment of multiple myeloma and chronic myelogenous leukemia. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process, but does make the product eligible for orphan drug exclusivity and, in the United States, specific tax credits. Generally, if a company receives the first marketing approval for a product with an orphan drug designation in the clinical indication for which it has such designation, the product is entitled to orphan drug exclusivity. Orphan drug exclusivity means that another application to market the same drug for the same indication may not be approved, except in limited circumstances, for a period of up to ten years in Europe, and for a period of seven years in the United States. Our competitors may obtain orphan drug exclusivity for a product containing 17-AAG before we do, in which case we would be excluded from that market. Even if we obtain orphan drug exclusivity for any of our product candidates, we may not be able to maintain it. For example, if a competitive product is shown to be clinically superior to our product, any orphan drug exclusivity we have obtained will not block the approval of such competitive product.

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

We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies and products are covered by valid and enforceable patents or are effectively maintained as trade secrets. However, the patent positions of biotechnology companies, including our patent position, involve complex legal and factual questions, and, therefore, we cannot predict with certainty whether our patent applications will be allowed or any resulting patents will be valid and enforceable. Further, our patents or patent applications or those of our licensors could be placed into interference, and we may lose our rights in such patents or applications. In particular, two of our exclusively licensed patents, which cover KOS-862 and its use, are the subject of an interference proceeding with a patent application concerning epothilones C, D, E, and F filed by Gesellschaft für Biotechnologische Forschung (GBF). This application is licensed to Bristol-Myers Squibb. Patents may be challenged, held unenforceable, invalidated or circumvented. Thus, any patents that we own or license from third parties may not provide protection against competitors.

The degree of future protection for our proprietary rights is uncertain, and we cannot ensure that:

•	we or our licensors were the first to make the inventions covered by each of our patents or pending patent applications;

•	we or our licensors were the first to file patent applications for these inventions;

•	others will not independently develop similar or alternative technologies or duplicate any of our technologies;

•	any of our or our licensors’ pending patent applications will result in issued patents;

•	any of our or our licensors’ patents will be valid and enforceable;

•	any patents issued to us or our licensors and collaborators will provide a basis for commercially viable products, will provide us with any competitive advantages or will not be challenged by third parties;

•	we will develop additional proprietary technologies that are patentable; or

•	the patents of others will not have an adverse effect on our business.

We apply for patents covering our technologies, drug candidates, formulations and uses thereof, as we deem appropriate. However, we may fail to apply for patents on important technologies or products in a timely fashion or at all. Our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products and technologies. For example, 17-AAG, the active pharmaceutical ingredient in the two most advanced product candidates in our Hsp90 inhibitor program, was originally disclosed in a now-expired third party patent. These two product candidates are the formulation of 17-AAG being studied by the NCI under our CRADA and KOS-953, our proprietary formulation of 17-AAG. Consequently, others can develop products containing 17-AAG. We are aware of at least two other companies that have been developing product candidates containing or based on 17-AAG, and these companies have filed patent applications relating to their products in development. Other competitors may be currently developing, or may in the future develop, products containing or based on 17-AAG. In addition, we generally are unable to control the patent prosecution of technology that we license from others to the same degree as we would for our own technology.

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

Patents related to our lead compound, KOS-862, are the subject of an interference involving patent rights licensed to us. Oppositions have been filed in Europe against patents granted to a third party that cover this compound. These proceedings or any other proceedings are costly, and an unfavorable outcome could prevent us from commercializing this compound.

We are aware of a significant number of patents and patent applications relating to aspects of our technologies and compounds filed by, and issued to, other parties. Others have filed patent applications or have been granted patents claiming inventions also claimed or licensed by us, and we may have to participate in an interference or other proceeding before a patent agency or court to determine priority of invention or which party was first to invent and, thus, has the right to a patent for these inventions. Two of our exclusively licensed patents, which cover KOS-862 and its use, are the subject of an interference proceeding with a patent application concerning epothilones C, D, E and F filed by GBF. GBF has licensed this patent application to Bristol-Myers Squibb, one of our competitors. Further, we believe one or more interferences may be declared between patents and applications we own or have exclusively licensed and patents and applications owned by Novartis relating to epothilone biosynthetic genes; and patents and applications owned by Abbott Laboratories or Biotica Technologies Ltd. relating to erythromycin PKS genes, methods for altering PKS genes, and erythromycin analogs. In April 2005, a hearing was held at the European Patent Office to address an opposition filed by Biotica to one of our exclusively licensed patents related to the recombinant production of polyketides. Although the written decision has not yet been issued, at the hearing, the patent was maintained (upheld), but with narrowing amendments; the time for Biotica to appeal the ruling has not yet expired. In addition, the European Patent Office has recently granted patents to GBF, which we believe to be licensed to Bristol-Myers Squibb and which, if valid in individual European countries, would cover Epothilone D in those countries. Formal oppositions to these patents have been filed with the European Patent Office and we expect responses by GBF to those oppositions to continue into 2006.

A proceeding or a lawsuit involving an interference or opposition could result in substantial cost to us even if the outcome is favorable, and if the outcome is unfavorable, we could be required to license the other party’s rights, on terms that may be unfavorable to us, or cease using the technology. An interference or opposition may also result in loss of claims based on patentability grounds raised in the interference or opposition. Although patent and intellectual property disputes in the biotechnology area are often settled through licensing or similar arrangements, costs associated with these arrangements may be substantial and could include ongoing royalties. Furthermore, we cannot be certain that a license would be available to us on satisfactory terms, if at all. Companies and others developing products that could compete with our product candidates, such as Bristol-Myers Squibb and Novartis in the area of potential epothilone products, may be particularly unwilling to grant us a license at any price. If we are not able to obtain necessary licenses, we may not be able to manufacture or commercialize, which could materially harm our business, financial condition and results of operations.

Claims by third-parties of intellectual property infringement would require us to spend time and money and could deprive us of valuable rights needed to develop or commercialize our products.

Our commercial success depends significantly on not infringing the patents and proprietary rights of other parties and not breaching any licenses that we have entered into with regard to our technologies and products. Other parties may currently or in the future possess intellectual property rights covering drug candidates that we are developing or desire to develop; methods of treatment or administration involving our drug candidates; formulations of our drug candidates; and genes, gene fragments, cell lines, compounds and other technologies we use or may wish to use. Any infringement of patent rights or violation of other proprietary rights may require us to obtain a license from another party, forego product development or commercialization or face lawsuits or other claims.

The biotechnology industry is characterized by extensive litigation regarding patents and other intellectual property rights. We are aware of patents and published patent applications that, if valid, and if we are unsuccessful in circumventing or acquiring the rights to these patents, may block our ability to commercialize products based on the drug candidates that we are developing or pursue our polyketide synthase (PKS) gene manipulation and production technologies. We cannot be sure that other parties have not filed for or obtained relevant patents that could affect our ability to obtain patents or operate our business. Others may challenge our patent or other intellectual property rights or sue us for patent infringement, misappropriation of their intellectual property rights or breach of license agreements. We may be required to commence legal proceedings to resolve our patent or other intellectual property rights. An adverse determination in any litigation or administrative proceeding to which we may become a party could subject us to significant liabilities, result in our patents being deemed invalid, unenforceable or revoked, require us to license disputed rights from others or to cease using the disputed technology. In addition, our involvement in any of these proceedings may cause us to incur substantial costs and result in diversion of management and technical personnel.

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

Currently, we are the sole manufacturer of the active pharmaceutical ingredient for KOS-862, we rely on contract manufacturers for the active pharmaceutical ingredient for KOS-1584, we use a single outside contractor to formulate drug product for KOS-862 and drug product for KOS-1584 is formulated at our facilities and by an outside contractor. We maintain limited inventories of formulated drug product for KOS-862 and KOS-1584 at our facilities in Hayward, California and at the facilities of an outside contractor. Limited inventories of formulated drug product for KOS-862 are also maintained by Roche.

In our Hsp90 inhibitor program, we currently use two manufacturers to make the active pharmaceutical ingredients for 17-AAG, KOS-953 and KOS-1022. We formulate the final drug product for KOS-953 at our own facility and through contract manufacturers. We formulate the final drug product for KOS-1022 through contract manufacturers. The NCI formulates drug product for 17-AAG. We maintain a limited inventory of KOS-953 and KOS-1022 at our facilities in Hayward, California, and we also maintain a limited inventory at the facilities of an outside contractor. The NCI is not obligated to maintain an inventory of either the active pharmaceutical ingredient or formulated drug product for 17-AAG or KOS-1022.

If any of our or our contract manufacturers’ manufacturing or inventory facilities encounter delays, are destroyed or otherwise become unavailable to us, then the clinical development of our product candidates or submissions for their regulatory approval, and therefore commercialization, could be delayed or precluded. Adverse effects would be particularly acute if problems arise with our sole sourcing or inventory relationships. Alternative qualified production capacity may not be available on a timely basis or at all because manufacturing processes for our product candidates are complex and may be subject to a lengthy regulatory approval process.

A number of factors could cause prolonged interruptions in the manufacturing and supply of our products, including:

•	the failure of a supplier to provide raw materials or key intermediates used for manufacture of our products;

•	equipment malfunctions or failures;

•	the failure to manufacture in accordance with current good manufacturing practices or other regulatory requirements;

•	the delay of product shipments due to U.S. custom regulations or third-party carriers used to transport our products, and damage to our products while they are in transit;

•	changes in FDA or other regulatory authority requirements or standards that require modifications to the manufacturing processes or facilities used in the production of our products;

•	action by the FDA or other regulatory authorities to suspend production of one or more of our products; or

•	difficulties in scaling-up production of our products for large clinical trials or commercial supply.

While our manufacturing personnel have extensive experience from working at other companies, we as a company have no experience manufacturing products for commercial sale. We may encounter difficulties in scaling-up our manufacturing processes and equipment. We may not be able to achieve such scale-up in a timely manner or at a commercially reasonable cost, if at all. In addition, our facilities in Hayward, California are located within the San Francisco Bay Area, an area where earthquakes periodically occur. Our access to any key intermediates, active pharmaceutical ingredient or formulated drug product for our product candidates sourced or inventoried solely through our facilities in Hayward, California may be subject to interruption in the event of an earthquake.

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

In addition, our future contract manufacturers may not be in the United States, and we currently utilize contract manufacturers located outside the United States. Consequently, we may face additional manufacturing difficulties due to a number of potential factors, including importation and customs issues, political uncertainties and a potentially limited ability to enforce our contractual rights against parties not located within the United States.

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

Our 1996 Stock Option Plan is expected to expire on June 12, 2006. New regulations implemented by the NASDAQ National Market require shareholder approval for all stock option plans, and new regulations implemented by the New York Stock Exchange prohibit NYSE member organizations from giving a proxy to vote on equity-compensation plans unless the beneficial owner of the shares has given voting instructions. As a result of these regulations, we will not be able to grant stock options to employees after our 1996 Stock Option Plan expires unless our stockholders approve a new plan. If a new stock option plan is not approved, we may incur increased compensation costs, be required to change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

We face intense competition from large pharmaceutical companies, biotechnology companies and academic groups.

We face, and will continue to face, intense competition from organizations such as large biotechnology and pharmaceutical companies, as well as academic and research institutions and government agencies, that are pursuing competing technologies and products. These organizations may develop or currently possess technologies or products that are superior alternatives to ours. For example, competing epothilones in clinical development include those being developed by Bristol-Myers Squibb (reported to be in Phase III clinical trials), Novartis AG (reported to be in Phase II clinical trials) and Schering AG (reported to be in Phase I clinical trials). Both Conforma Therapeutics and Infinity Pharmaceuticals have initiated Phase I clinical trials with compounds containing or based on 17-AAG. Further, our competitors in the polyketide gene-engineering field may be more effective at implementing their technologies to develop commercial products or may hold or develop patents or other proprietary rights that may prevent us from practicing our technologies and pursuing our programs. Some of these competitors have entered into collaborations with leading companies within our target markets to produce polyketides for commercial purposes.

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

We have adopted a rights agreement under which all stockholders have the right to purchase shares of a new series of preferred stock at an exercise price of $70.00 per one one-hundredth of a share, if a person acquires more than 20% of our common stock. The rights plan could make it more difficult for a person to acquire a majority of our outstanding voting stock. The rights plan could also reduce the price that investors might be willing to pay for shares of our common stock and result in the market price being lower than it would be without the rights plan. In addition, the existence of the rights plan itself may deter a potential acquirer from acquiring us. As a result, either by operation of the rights plan or by its potential deterrent effect, mergers and acquisitions of us that our stockholders may consider in their best interests may not occur.

Some of our existing stockholders can exert control over us and may not make decisions that are in the best interest of all stockholders.

Our officers, directors and their affiliates together controlled approximately 23% of our outstanding common stock as of September 30, 2005. As a result, these stockholders, if they act together, are able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may delay or prevent a change in control of us and might affect the market price of our common stock, even when a change may be in the best interests of all stockholders. In addition, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders, and accordingly, they could cause us to enter into transactions or agreements, which we would not otherwise consider.

Our stock price has been, and may continue to be, extremely volatile.

The trading price of our common stock has been, and is likely to continue to be, highly volatile. During the period from September 30, 2004 through September 30, 2005, our common stock traded between $3.98 and $9.65 on the NASDAQ National Market. The trading price of our common stock could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investments to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and investment-grade corporate obligations. Through our money managers, we maintain risk management control systems to monitor interest rate risk. The risk management control systems use analytical techniques, including sensitivity analysis. If market interest rates were to increase by 100 basis points, or 1%, as of September 30, 2005 rates, the fair value of our portfolio would decline by approximately $214,000 on that date.

The following table represents the fair value balance of our cash, cash equivalents and short-term and long-term investments that are subject to interest rate risk by year of expected maturity and average interest rates as of September 30, 2005 (dollars in thousands):

	2005	2006
Cash and cash equivalents	$18,988	$—
Average interest rates	3.58%

Short-term investments	11,443	28,734
Average interest rates	2.18%	2.97%

Long-term investments	949	1,973
Average interest rates	0.65%	3.00%

We did not hold any derivative instruments as of September 30, 2005, and we have never held such instruments in the past. In addition, we had outstanding debt, consisting of borrowings under equipment financings, of $4.0 million as of September 30, 2005, with a range of interest rates from 6.31% to 8.90%.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of September 30, 2005, our chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls over Financial Reporting. There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 5: Other Information

Upon the recommendation of the Corporate Governance and Nominating Committee of the Board of Directors, on July 26, 2005, the Board of Directors approved the following changes to the compensation of the members of the Strategic Advisory Committee (the “Committee”):

•	the chairman of the Committee will receive an annual retainer of $25,000, but will not receive any fee for meetings attended; and

•	the other members of the Committee will receive a fee of $2,000 for each meeting attended, but will not receive an annual retainer.

The members of the Committee remain Peter Davis, Ph.D., Charles J. Homcy, M.D. and Christopher T. Walsh, Ph.D.

Item 6: Exhibits

Exhibit No.
3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws of Registrant. (2)

4.1	Form of Specimen Common Stock Certificate. (3)

4.2	Third Amended and Restated Registration Rights Agreement, dated March 30, 2000, between Registrant and certain stockholders. (3)

4.3	Registrant’s Certificate of Designation of Series A Junior Preferred Stock. (4)

10.35	Compensation of Strategic Advisory Committee of Board of Directors

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification by the Chief Executive Officer and the Chief Financial Officer of Kosan Biosciences Incorporated, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United Stated Code (18 U.S.C. 1350). (5)

(1)	Incorporated herein by reference to an exhibit of our quarterly report on Form 10-Q for the period ended June 30, 2001.
(2)	Incorporated herein by reference to an exhibit of our quarterly report on Form 10-Q for the period ended June 30, 2003.
(3)	Incorporated herein by reference to an exhibit of our Registration Statement on Form S-1, Registration No. 333-33732.
(4)	Incorporated by reference to an exhibit of our current report on Form 8-K filed on October 15, 2001.
(5)	This certification “accompanies” the Quarterly Report on Form 10-Q to which it relates, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Kosan Biosciences Incorporated under the Securities Act or the Exchange Act (whether made before or after the date of the Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kosan Biosciences Incorporated

November 8, 2005	By:	/s/ Daniel V. Santi
Daniel V. Santi, M.D., Ph.D.
Chairman and Chief Executive Officer

November 8, 2005	By:	/s/ Susan M. Kanaya
Susan M. Kanaya
Senior Vice President, Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.
3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws of Registrant. (2)

4.1	Form of Specimen Common Stock Certificate. (3)

4.2	Third Amended and Restated Registration Rights Agreement, dated March 30, 2000, between Registrant and certain stockholders. (3)

4.3	Registrant’s Certificate of Designation of Series A Junior Preferred Stock. (4)

10.35	Compensation of Strategic Advisory Committee of Board of Directors

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification by the Chief Executive Officer and the Chief Financial Officer of Kosan Biosciences Incorporated, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United Stated Code (18 U.S.C. 1350). (5)

(1)	Incorporated herein by reference to an exhibit of our quarterly report on Form 10-Q for the period ended June 30, 2001.
(2)	Incorporated herein by reference to an exhibit of our Quarterly Report on Form 10-Q for the period ended June 30, 2003.
(3)	Incorporated herein by reference to an exhibit of our Registration Statement on Form S-1, Registration No. 333-33732.
(4)	Incorporated by reference to an exhibit of our current report on Form 8-K filed on October 15, 2001.
(5)	This certification “accompanies” the Quarterly Report on Form 10-Q to which it relates, pursuant to Section 906 of the Sarbanes Oxley Act of 2002, and is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Kosan Biosciences Incorporated under the Securities Act or the Exchange Act (whether made before or after the date of the Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.