Form 10-K
period 2005-12-31
KOSAN BIOSCIENCES INC
filed 2006-03-16
CIK 1110206

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

[ x ] Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2005.

or

[  ] Transition Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

For the Transition Period from              to             .

Commission File Number: 000-31633

KOSAN BIOSCIENCES INCORPORATED

(Exact name of registrant as specified in its charter)

DELAWARE	94-3217016
(State or other jurisdiction of incorporation or organization)	(I.R.S.Employer IdentificationNo.)

3832 BAY CENTER PLACE, HAYWARD, CALIFORNIA 94545

(address of principal executive offices)

(510) 732-8400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, $.001 PAR VALUE PER SHARE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes [  ]    No [ x ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes [  ]    No [ x ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ x ]    No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K [ x ].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large	accelerated filer [ ] Accelerated filer [ x ] Non-accelerated filer[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes [  ]    No [ x ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $80,806,000 as of June 30, 2005, based upon the closing sale price on the Nasdaq National Market reported for such date. The determination of affiliate status for the purposes of this calculation is not necessarily a conclusive determination for other purposes. The calculation excludes approximately 13,902,000 shares held by directors, officers and stockholders whose ownership exceeded five percent of the registrant’s outstanding Common Stock as of June 30, 2005. Exclusion of these shares should not be construed to indicate that such person controls, is controlled by or is under common control with the registrant.

The number of shares of common stock of the registrant outstanding at February 28, 2006 was 29,372,032 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Proxy Statement in connection with the registrant’s 2006 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report on Form 10-K, are incorporated by reference into Part III of this report.

Kosan Biosciences Incorporated

Form 10-K

For the Fiscal Year Ended December 31, 2005

PART I

KOSAN BIOSCIENCES

Forward-Looking Statements and Risk Factors

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, the statements about:

•	our strategy;

•	the progress and results of our research and development programs, including clinical testing;

•	sufficiency of our cash resources;

•	revenues from existing and new collaborations;

•	product development;

•	our research and development and other expenses; and

•	our operations and legal risks.

In some cases, forward-looking statements can be identified by words such as “expect,” “anticipate,” “intend,” “believe,” “hope,” “assume,” “estimate,” “plan,” “will” and other similar words and expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Discussions containing these forward-looking statements may be found throughout this annual report on Form 10-K, including the sections entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements involve risks and uncertainties, including the risks discussed in “Item 1A. Risk Factors,” that could cause our actual results to differ materially from those in the forward-looking statements. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this report. The risks discussed in “Item 1A. Risk Factors” and elsewhere in this report should be considered in evaluating our prospects and future performance.

ITEM 1. BUSINESS

Overview

We are a biotechnology company advancing two new classes of anticancer agents through clinical development. Our heat shock protein 90, or Hsp90, inhibitor, KOS-953, is in Phase I and II clinical trials, primarily for multiple myeloma and HER2 positive breast cancer. KOS-953 is our proprietary formulation of 17-AAG, a geldanamycin analog. In addition, intravenous and oral formulations of our second-generation Hsp90 inhibitor, KOS-1022, are currently in Phase I clinical trials. These compounds have a novel mechanism of action targeting multiple pathways involved in cancer cell growth and survival.

We are also developing KOS-862 in Phase II clinical trials in breast cancer. KOS-862 is an epothilone with a mechanism of action similar to taxanes, one of the most successful classes of anti-tumor agents introduced in the last decade. Our follow-on epothilone, KOS-1584, is in Phase I clinical trials. Our epothilone program is partnered with Hoffmann-La Roche, Inc. and F. Hoffmann-La Roche Ltd., collectively Roche, through a global development and commercialization agreement.

We have a motilin receptor agonist program for the stimulation of gastrointestinal movement, or GI motility. In September 2005, we announced the selection of KOS-2187 as a clinical product candidate in this program.

We also have additional programs for cancer that are undergoing preclinical evaluation.

KOSAN BIOSCIENCES

We were incorporated under the laws of the state of California in January 1995 and commenced operations in 1996. In July 2000, we were reincorporated under the laws of the state of Delaware.

Our Strategy

Our goal is to advance a pipeline of drug candidates into clinical trials and develop them into commercialized drugs. Our strategy includes the following components:

Focus on Polyketides. All of our programs are based on the development of polyketides. Polyketides are complex natural products produced by certain microorganisms. Numerous pharmaceutical products in many therapeutic areas have been derived from polyketides. We focus on polyketides because of our expertise in genetic manipulation, chemistry and production of polyketides. We use our technology to improve the structure of known polyketides with validated targets to make potential drug candidates. We also improve the efficiency of large-scale production in order to more cost-effectively access promising compounds that cannot be obtained from nature in sufficient quantities to permit development and commercialization.

Discover and Develop Cancer Therapeutic Products with First-In-Class or Best-In-Class Potential. We have developed a core expertise in the discovery and preclinical and clinical development of potential cancer therapeutics. Focusing on cancer indications enables us to best utilize this expertise and develop potential first-in-class or best-in-class therapies for unmet medical needs.

Establish and Leverage Existing Collaborative Relationships. We have a collaboration with Roche to co-develop and commercialize two of our product candidates, KOS-862 and KOS-1584, for the treatment of cancer. We also have a collaboration with the National Cancer Institute, or NCI, to clinically develop 17-AAG and KOS-1022 for the treatment of cancer. We plan to establish additional collaborative relationships with pharmaceutical companies and other research and development organizations to help us advance product candidates into or through clinical trials and to the market.

Strategically Invest in Our Drug Discovery Efforts and Technology Platform. We intend to continue in-house research activities on polyketide biosynthesis and chemical synthesis with the goal of advancing high-quality product candidates into preclinical and clinical development.

Disciplined Management of Our Financial Resources. We will focus our financial resources on those functions that we believe enhance our ability to advance our clinical product candidates towards registration and advance high-quality product candidates into preclinical and clinical development.

Product Pipeline

The following chart indicates the most advanced stage of development for each of our clinical product candidates.

Oncology

Hsp90 Inhibitors

We are developing analogs of the polyketide geldanamycin that have been shown to cause the degradation of numerous proteins involved in the growth and survival of cancer cells. These compounds bind to and disrupt the function of Hsp90. Hsp90 is a molecular “chaperone” in cells that maintains the stability and function of “client proteins” implicated in signal transduction that are important for cell proliferation, angiogenesis and metastasis of tumors. By preventing Hsp90 from protecting its client proteins, geldanamycin analogs cause their degradation. By simultaneously depleting multiple proteins involved in the genesis and maintenance of cancer cells, Hsp90 inhibitors may serve as chemotherapeutic agents in a number of cancers. Moreover, preclinical studies demonstrate that these compounds are synergistic with certain other inhibitors of the signal transduction client proteins, as well as other conventional anticancer agents.

KOS-953. KOS-953, our proprietary formulation of the geldanamycin analog 17-AAG, is being evaluated in Phase I and Ib clinical trials in patients with relapsed refractory multiple myeloma, both as monotherapy and in combination with Velcade®. In December 2005, we announced interim results from our Phase Ib clinical trial administering KOS-953 in combination with Velcade® in 18 patients with relapsed-refractory multiple myeloma. Although this Phase Ib study was not designed to measure efficacy, the combination of KOS-953 and Velcade® was observed to have anti-cancer activity in an advanced and heavily pre-treated patient population. In mid-2006, we expect to announce further interim results and the recommended Phase II dose from this Phase Ib clinical study of KOS-953 in combination with

KOSAN BIOSCIENCES

Velcade®. If the final results from this clinical trial are favorable, we intend to initiate a Phase II/III registration study of KOS-953 in combination with Velcade® in patients with relapsed refractory multiple myeloma in late 2006 or early 2007.

KOS-953 is also being studied in the Phase II portion of a Phase Ib/II clinical trial in combination with Herceptin® in patients with HER2 positive breast cancer. In December 2005, we announced interim results from the Phase Ib portion of this Phase Ib/II clinical trial administering KOS-953 in combination with Herceptin® in 25 patients, including 17 patients with HER2 positive breast cancer. We determined the recommended Phase II dose of KOS-953 to be 450 mg/m2. Although the primary objective of this Phase Ib study was not to measure efficacy, anti-cancer activity was observed in several patients. We expect to announce interim results from this Phase Ib/II clinical trial of KOS-953 in combination with Herceptin® in mid-2006.

We are also conducting a Phase II clinical trial of KOS-953 in patients with metastatic melanoma whose disease has progressed prior to entry into the study and a Phase Ib clinical trial of KOS-953 in combination with Gleevec® in patients with chronic myelogenous leukemia, or CML.

We are collaborating with the NCI, a component of the National Institutes of Health, or NIH, in the development of 17-AAG and other analogs of geldanamycin for the treatment of cancer. The NCI is currently conducting approximately 20 Phase Ib and II clinical trials of 17-AAG in a dimethyl sulfoxide and egg phospholipid formulation pursuant to our October 2002 Cooperative Research and Development Agreement, or CRADA, including studies in a wide range of tumor types such as melanoma, renal cell, breast, thyroid, prostate and ovarian cancers. Pursuant to the CRADA, we provide 17-AAG to the NCI for these studies. We intend to use the data from the studies conducted by the NCI to support the clinical development of KOS-953. In addition, these clinical studies provide us with valuable clinical safety data and experience and may enable us to identify additional clinical development targets for future development with this class of molecules.

In 2004, 17-AAG received orphan drug designations from both the European Medicines Agency, or EMEA, and the U.S. Food and Drug Administration, or FDA, for the treatment of two hematologic cancers, multiple myeloma and CML. Orphan drug designation makes a product eligible for orphan drug exclusivity and, in the United States, specific tax credits. Generally, if a company receives the first marketing approval for a product with an orphan drug designation in the clinical indication for which it has such designation, the product is entitled to orphan drug exclusivity. Orphan drug exclusivity means that another application to market the same drug for the same indication may not be approved, except in limited circumstances, for a period of up to ten years in Europe (reviewable after six years), and for a period of seven years in the United States.

KOS-1022. KOS-1022 is a highly-potent, water-soluble and orally-active analog of geldanamycin. We are studying an intravenous formulation of KOS-1022 in a Phase I clinical trial in patients with hematologic malignancies and in a Phase Ib combination trial with Herceptin® in patients with solid tumors. We are also studying an oral formulation of KOS-1022 in a Phase I clinical in patients with solid tumors. We plan to continue to develop both formulations. In addition, the NCI is currently conducting three Phase I clinical trials evaluating several dosing schedules of the intravenous formulation of KOS-1022 pursuant to our October 2002 CRADA. Pursuant to the CRADA, we provide KOS-1022 to the NCI for these studies.

In mid-2006, we expect to announce interim results from Phase I clinical trials of intravenous KOS-1022. If the final results from this Phase I clinical trial, and our Phase Ib/II clinical trial of KOS-953 in combination with Herceptin® in patients with HER2 positive breast cancer, are favorable, we intend to initiate late-stage clinical trials of intravenous KOS-1022 in combination with Herceptin® in patients with HER2 positive breast cancer in 2007.

The following table summarizes the current clinical trials we are conducting in our Hsp90 inhibitor program.

Product Candidate	Description	Phase of Development
KOS-953	Multiple myeloma	Phase I
	Combination with Velcade® in multiple myeloma	Phase Ib
	Combination with Herceptin® in breast cancer	Phase II
	Melanoma	Phase II
	Combination with Gleevec® in CML	Phase Ib

KOS-1022	Hematologic malignancies	Phase I
(intravenous formulation)	Combination with Herceptin® in solid tumors	Phase Ib

KOS-1022 (oral formulation)	Solid tumors	Phase I

Epothilones

Epothilones are polyketides that inhibit cancer cells by a mechanism of action similar to a class of cytotoxic drugs known as taxanes, including paclitaxel, marketed as Taxol® by Bristol-Myers Squibb Company, and docetaxel, marketed as Taxotere® by Sanofi-Aventis. In 2005, worldwide sales of Taxol® and Taxotere® were reported to be over $2.6 billion. Epothilones may address a key limitation of the taxane class because they have shown activity against taxane-resistant human tumor cell lines in vitro and in animal models, as well as activity against taxane-sensitive human tumors cells in these models. Our epothilone program is partnered with Roche through a September 2002 global development and commercialization agreement.

KOS-862. KOS-862, or Epothilone D, is being evaluated in a Phase II clinical trial in patients with metastatic breast cancer. In addition, KOS-862 is being evaluated in the Phase II portion of a Phase Ib/II clinical trial in combination with Herceptin® in patients with HER2 positive locally advanced or metastatic breast cancer. In December 2005, we announced interim Phase II monotherapy clinical trial results demonstrating that KOS-862 had anti-cancer activity in patients with metastatic breast cancer. We expect that interim results from the Phase Ib/II clinical trial of KOS-862 in combination with Herceptin® will be announced in mid-2006.

KOS-1584. KOS-1584 is our second-generation epothilone anticancer product candidate that we are developing in collaboration with Roche. KOS-1584 is more potent in vitro and in animal models than KOS-862 and has different pharmacokinetic properties, which may confer an improved safety and efficacy profile than KOS-862. KOS-1584 is being studied in two Phase I dose-escalating clinical trials in patients with solid tumors. We expect to announce interim results from our KOS-1584 Phase I clinical trials in mid-2006.

Roche is funding all of the current KOS-862 and KOS-1584 clinical trials.

The following table summarizes the current development status of our epothilone program.

Product Candidate	Description	Sponsor	Phase of Development
KOS-862	Metastatic breast cancer	Roche	Phase II
	Combination with Herceptin®	Roche	Phase Ib/II

KOS-1584	Solid tumors (weekly dosing)	Kosan	Phase I
	Solid tumors (three-week dosing)	Kosan	Phase I

KOSAN BIOSCIENCES

Gastrointestinal Motility

Motilin receptor agonists, called motilides, may be useful to treat diseases such as gastroparesis and other conditions in which GI motility is impaired. In September 2005, we announced the selection of KOS-2187 as our motilide clinical product candidate. Preclinical data indicate that KOS-2187 is a potent motilin receptor agonist that has high oral bioavailability, is rapidly absorbed and significantly accelerates gastric emptying. We plan to file an Investigational New Drug, or IND, application with the FDA or an application for clinical trial authorization with regulatory authorities in Europe for KOS-2187 in 2006.

Early-Stage Programs

We have additional research programs for cancer that are undergoing preclinical evaluation. These programs are also based on the use of our technology to improve the structure of known polyketides and the efficiency of large-scale production.

Research and Development Expenses

Our research and development expenses consist primarily of salaries and other personnel-related expenses, clinical trial-related services performed by clinical research organizations and research institutions and other outside service providers, licensing-related expenses, lab consumables and facility-related expenses. Our research and development expenses were approximately $38.4 million in 2005, $40.2 million in 2004, and $36.8 million in 2003.

Intellectual Property

Our intellectual property consists of patents, copyrights, trade secrets and know-how. Our ability to compete effectively depends in large part on our ability to obtain patents for our technologies and products, maintain trade secrets, operate without infringing the rights of others and prevent others from infringing our proprietary rights. We will be able to protect our technologies from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents, or are effectively maintained as trade secrets. Accordingly, patents or other proprietary rights are an essential element of our business. As of December 31, 2005, we owned or were exclusively licensed approximately 117 patents and 132 patent applications in the U.S. and approximately 66 foreign patents and 234 foreign patent applications. We pursue patent protection in countries where we believe it is commercially reasonable and advantageous to do so.

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

Collaborative Research, Development and License Agreements

Roche

In September 2002, we entered into a research and collaboration agreement with Roche. Under the terms of the agreement, Roche has worldwide exclusive rights to market and sell KOS-862, KOS-1584 and any other epothilones developed under the collaboration in the field of oncology, and we are co-developing and have the right to co-promote in the United States any epothilone products developed under the collaboration. Under the agreement, we are entitled to receive clinical development funding for our activities under the collaboration, other funding at specified levels and milestone payments based upon achievement of clinical, regulatory and commercial events. In addition, we are entitled to receive royalties on any sales of collaboration products. We have the option to increase our royalties by contributing to development costs and by co-promotion of products resulting from the collaboration in the United States.

We recognized approximately $11.9 million and $20.5 million of contract revenue in 2005 and 2004, respectively, under this agreement. Included in 2005 and 2004 revenue was the ratable portion of the $25.0 million initial fee that is being recognized through the estimated clinical development period. As of December 31, 2005, we had received approximately $72.5 million related to our collaboration with Roche.

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

In 2003, we were in a dispute and litigation with Sloan-Kettering regarding whether certain epothilone analogs developed in Sloan-Kettering laboratories during our collaboration, including KOS-1584, were exclusively licensed to us, the amount of research funding due Sloan-Kettering under the contract and Sloan-Kettering’s right to terminate it. Effective September 2003, we settled the dispute and litigation. Under the terms of the settlement, we and Sloan-Kettering agreed that rights to the disputed epothilone analogs, including KOS-1584, are included in the exclusive license to us under the August 2000 research and license agreement, and that so long as we make the payments required under the settlement, Sloan-Kettering will not have the right to terminate that agreement on the basis of any alleged breach prior to the settlement. The settlement agreement provided for an upfront payment to Sloan-Kettering and additional payments upon the achievement of certain development milestones. In addition, under the settlement, we are obliged to undertake certain development activities with the previously disputed analogs.

KOSAN BIOSCIENCES

Stanford University

Effective March 1996, we entered into an exclusive license agreement with the Board of Trustees of the Leland Stanford Junior University, or Stanford University, for certain technology and related patent rights and materials for the recombinant production of novel polyketides. Under the terms of the agreement, we paid a license issue fee to Stanford University, and we pay annual maintenance fees and patent fees, make milestone payments based on achievement of specified events with licensed products, pay royalties on net sales of products claimed in or originating from the licensed technology and pay a share of some sublicensing fees. In March 2000, we amended the agreement to provide us an exclusive option to acquire an exclusive or non-exclusive license to future patents or patent applications that are related to certain technology developed by one of our founders and directors, Chaitan S. Khosla, Ph.D., related to polyketides or their production, and chosen by Stanford University in its discretion. Under the March 2000 amendment, we paid an issue fee in preferred stock that was subsequently converted to common stock in our initial public offering, and we are obligated to pay an option fee for each patent or patent application included in our option rights. We are also obligated to pay Stanford University a license fee and an annual fee, as well as royalties on net sales and a share of some sublicensing fees under the original agreement, with respect to each patent or patent application for which we exercise our option. Effective September 2002, we received a consent from Stanford University to enter into a sublicense agreement with Roche and amended the research and license agreement to harmonize it with the collaboration agreement with Roche and effect certain other changes.

NIH/NCI

Effective October 2002, we entered into two CRADAs with the NIH. Under these agreements, we are collaborating with the NCI in the clinical development of 17-AAG and preclinical and clinical development of other geldanamycin analogs, including KOS-1022. Under the terms of the CRADAs, we are responsible for the provision of sufficient quantities of study drug necessary to conduct the clinical trials funded by the NCI of 17-AAG and other geldanamycin analogs, and we have the option, at our expense, to conduct our own clinical trials of 17-AAG and geldanamycin analogs in addition to those funded by the NCI. We have licensed from the NIH the formulation of 17-AAG being studied by the NCI and the compound KOS-1022. We developed the formulation of KOS-953 independently from the NIH. We have the option to obtain exclusive licenses under patents claiming inventions made in the collaborations under standard NIH licensing terms.

Under the CRADAs, we must conduct various activities, including providing sufficient quantities of the product candidates for the preclinical studies and clinical trials and committing a specified number of personnel to the programs. The clinical trials of 17-AAG and other analogs are or will be sponsored by the NCI in collaboration with us or by us solely. Unless earlier terminated, the term of the collaborative programs is currently scheduled for four years in total, but may be adjusted as the programs proceed by agreement with the NIH. Either party may unilaterally terminate either or both of the agreements; provided that if we elect to terminate, we will still be required to meet certain obligations to supply licensed product to the NIH.

Under a November 2002 license agreement with the NIH, we obtained exclusive commercial rights under patent rights relating to the geldanamycin analogs being developed under the CRADAs. Initially, our license was limited to specified medical fields of use, including the treatment of cancer, and the prevention of undesired cell growth or its deleterious effects, such as the prevention of restenosis and neurodegenerative diseases. In May 2005, we amended the license to include several additional fields of use. We have paid the NIH an up-front fee and will owe annual minimum royalties, patent fees, royalties based on net sales of licensed products, milestone payments if clinical development milestones are reached and a portion of any sublicensing revenues. Our license could terminate if we are not diligent in developing licensed products or otherwise default in performing our material obligations under the agreement and fail to cure the deficiency. We may terminate the agreement on a country-by-country basis. The agreement contains standard NIH licensing terms. Unless the agreement is earlier terminated, our license will remain in effect for the life of the licensed patents.

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

We expect to encounter significant competition for any of the pharmaceutical products we develop. Companies that complete clinical trials, obtain required regulatory approvals and commence commercial sales of their products before their competitors may achieve a significant competitive advantage. We are aware that many other companies or institutions are pursuing the development of drugs and technologies directly targeted at applications for which we are developing our drug compounds. Companies with competing Hsp90 inhibitors include Conforma Therapeutics, which has initiated Phase I clinical trials with its formulation of 17-AAG in solid tumors and CML, Infinity Pharmaceuticals, which has initiated Phase I clinical trials of its Hsp90 inhibitor in multiple myeloma and gastrointestinal stromal tumors, and Vernalis plc, which has announced plans to enter clinical trials of its Hsp90 inhibitor in the second half of 2006 in collaboration with Novartis AG, as well as other companies reported to be pursuing Hsp90 inhibitors. Competing epothilones in clinical development include those being developed by Bristol-Myers Squibb (reported to be in Phase III clinical trials), Novartis AG (reported to be in Phase III clinical trials) and Schering AG (reported to be in Phase II clinical trials). Gastrointestinal motility competitors include Chugai Pharmaceuticals, whose motilide agonist is reported to be in Phase II clinical trials. Thus, it is likely that, even if we are successful in developing any of our product candidates, one or more of these compounds of our competitors will be approved and marketed as products before our own. This could place us and our collaborators at a significant disadvantage, especially if our compounds do not have superior properties or cost advantages, and could prevent us from realizing significant commercial benefit from such products.

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

KOSAN BIOSCIENCES

These agencies and other federal, state and local entities regulate research and development activities and the testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, approval, distribution, post-marketing surveillance, advertising and promotion of our potential products.

The process required by the FDA before our products may be marketed in the United States generally involves the following:

•	preclinical laboratory and animal tests;

•	submission of an IND, which must become effective before clinical trials may begin;

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug for its intended use; and

•	FDA approval of a New Drug Application, or NDA, or Biologics License Application, or BLA.

The testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for any of our potential products will be granted on a timely basis, if at all.

In the United States, prior to commencing clinical trials, which are typically conducted in three sequential phases, we must submit an IND application to the FDA. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the trial and places the trial on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Our submission of an IND may not result in FDA authorization to commence a clinical trial. Outside of the United States, mechanisms to commence clinical trials vary, but often require submission of supporting information and prior health authority approval. Further, an independent institutional review board or ethics committee must review and approve the plan for the clinical trial before it commences.

We may not successfully complete any of the three phases of testing of any of our potential products within any specific time period, if at all. Furthermore, the FDA, an institutional review board or the trial sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

In an effort to obtain marketing authorization in the United States, the results of product development, preclinical studies and clinical trials are submitted to the FDA as part of an NDA or BLA. The FDA may deny an NDA or BLA if the applicable regulatory criteria are not satisfied or may require additional clinical data. Even if such additional data are submitted, the FDA may ultimately decide that the NDA or BLA does not satisfy the criteria for approval. Once issued, the FDA may withdraw product approval if compliance with regulatory standards is not maintained or if problems occur after the product reaches the market. In addition, the FDA may require testing and surveillance programs to monitor the effect of approved products that have been commercialized, and the FDA has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs.

Satisfaction of FDA requirements or similar requirements of state, local and foreign regulatory agencies typically takes multiple years, and the actual time required may vary substantially, based upon the type, complexity and novelty of the product or indication. Government regulation may delay or prevent marketing of potential products or for new indications for a considerable period of time and impose costly procedures upon our activities. Success in early-stage clinical trials does not assure success in later-stage clinical trials. Data obtained from clinical activities are not always conclusive and may be susceptible to varying interpretations that could delay, limit or prevent regulatory approval. Even if a product receives regulatory approval, the approval may be significantly limited to specific indications and dosages. Further, even after regulatory approval is obtained, later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. Delays in obtaining, or failures to obtain, additional regulatory approvals for any of our products would have a material adverse effect on our business.

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

Outside the United States, our ability to market a product is contingent upon receiving a marketing authorization from the appropriate regulatory authorities. The requirements governing the conduct of clinical trials, marketing authorization, pricing and reimbursement vary from country to country. At present, foreign marketing authorizations are applied for at a national level, although within the European Union, or EU, centralized registration procedures are available to companies seeking to market a product throughout the EU community. If the regulatory authority is satisfied that adequate evidence of safety, quality and efficacy has been presented, a marketing authorization will be granted. These foreign regulatory approval processes involve all of the risks associated with FDA clearance and may be influenced by FDA actions with respect to a product candidate.

Employees

In March 2006, we implemented a corporate restructuring, reflecting a realignment of research priorities and corporate operations to support our clinical product candidates and pipeline opportunities. As a result, we reduced our workforce to 80 full-time employees, 32 of whom hold Ph.D. degrees and 65 of whom were engaged in research and development activities. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppage.

Directors and Executive and Other Officers of the Registrant

Our directors and executive and other officers, and their ages as of March 15, 2006, are as follows:

Name	Age	Title
Robert G. Johnson, Jr., M.D., Ph.D.	54	Chief Executive Officer
Margaret A. Horn, J.D.	43	Senior Vice President, Legal and Corporate Development, General Counsel and Secretary
Peter J. Licari, Ph.D.	42	Senior Vice President, Manufacturing and Operations
Pieter B.M.W.M. Timmermans, Ph.D.	56	Senior Vice President, Drug Discovery and Preclinical Development
David L. Johnson	52	Principal Accounting Officer and Principal Financial Officer
Bruce A. Chabner, M.D.	65	Director
Peter Davis, Ph.D.	61	Director
Jean Deleage, Ph.D.	65	Director
Charles J. Homcy, M.D.	57	Director
Chaitan S. Khosla, Ph.D.	41	Director
Christopher T. Walsh, Ph.D.	62	Director

KOSAN BIOSCIENCES

Robert G. Johnson, Jr., M.D., Ph.D., has served as our Chief Executive Officer since February 2006. From April 2004 to February 2006, Dr. Johnson was our Executive Vice President, Development, and Chief Medical Officer. From January 2002 to April 2004, Dr. Johnson served as Senior Vice President, Medical Affairs and Corporate Development, and in January 2003, he was also named our Chief Medical Officer. From September 2000 to January 2002, Dr. Johnson served as Vice President, Medical Affairs and Corporate Development. From 1998 to September 2000, Dr. Johnson was employed by Chiron Corporation, where he served as Vice President, Pharmacology and Preclinical Affairs through 1999 and most recently as Vice President, Corporate Development. From 1991 to 1998, Dr. Johnson was Director of Pharmacology at Merck & Co., Inc. In addition, Dr. Johnson was a member of the faculty at the University of Pennsylvania from 1987 to 1991 and at Harvard Medical School from 1985 to 1987. Dr. Johnson received a B.A. and a Ph.D. in biophysics and an M.D. from the University of Pennsylvania.

Margaret A. Horn, J.D., has served as our Senior Vice President, Legal and Corporate Development and General Counsel since December 2005 and Secretary, since January 2006. Ms. Horn served as the Senior Vice President, General Counsel and Secretary of Genencor International, Inc., a biotechnology company, from June 2004 until October 2005. Ms. Horn joined Genencor in 1991 and served in various capacities, including Vice President, Assistant General Counsel from 1996 until 2004 and General Patent Counsel from 1992 until 1996. Prior to joining Genencor in 1991, Ms. Horn was employed by E.I. du Pont de Nemours and Company in various legal positions including patent counsel to its medical products division. Ms. Horn received a B.S. in pharmacy from the Philadelphia College of Pharmacy & Science and a J.D. from Villanova University School of Law.

Peter J. Licari, Ph.D., has served as our Senior Vice President, Manufacturing and Operations since February 2006. Dr. Licari joined Kosan in 1998 and served in various capacities, including Vice President, Process Sciences from 2001 until February 2006 and Executive Director, Process Sciences from 2000 to 2001. Prior to joining Kosan in August 1998, Dr. Licari was Director, Vaccine Manufacturing and Development at Massachusetts Biologic Laboratories, where he managed the manufacturing and development of licensed and investigational vaccines. From 1993 to 1996, Dr. Licari served as Senior Scientist at BASF Bioresearch Corporation, where he managed the fermentation process development group responsible for the production of proteins from animal cells, insect cells, yeast and bacteria. From 1992 to 1993, Dr. Licari served as an Engineering Associate at Merck & Co., Inc. Dr. Licari received a B.S. and M.S. in Chemical Engineering from Tufts University, a Ph.D in Chemical Engineering from the California Institute of Technology and an M.B.A. from Pepperdine University.

Pieter B.M.W.M. Timmermans, Ph.D., has served as our Senior Vice President, Drug Discovery and Preclinical Development since February 2006. He served as our Senior Vice President, Preclinical Development from January 2005 to February 2006. From August 2004 to January 2005, Dr. Timmermans served as Vice President, Pharmacology and Preclinical Development at Amgen Inc., a biopharmaceutical company, subsequent to its acquisition of Tularik Inc., a biotechnology company. From 1997 to 2004, Dr. Timmermans held the same position at Tularik. Previously, he served in various management positions at The DuPont Merck Pharmaceutical Company and E.I. du Pont de Nemours & Company. He also was Associate Professor in Pharmacology at the University of Amsterdam. The author of more than 580 scientific publications, Dr. Timmermans received a B.S. in chemistry, mathematics, physics and biology and a Ph.D. in molecular pharmacology from Leiden State University in the Netherlands.

David L. Johnson has served as our Principal Accounting Officer and Principal Financial Officer since February 2006 and in a consulting capacity since January 2006. He has been a consultant providing financial management services to various clients on an interim or project basis since December 2002. From January 2000 to November 2002, Mr. Johnson was Chief Financial Officer of Pain Therapeutics, Inc., a biopharmaceutical company that specializes in developing drugs for use in pain management. Mr. Johnson received a B.S. in Accounting from Oklahoma State University.

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

Jean Deleage, Ph.D., has served as a director since April 1996. Dr. Deleage is a founder and managing director of Alta Partners, a venture capital firm investing in information technologies and life science companies. Alta Partners was founded in 1996. In 1979, Dr. Deleage was a founder and a managing partner of Burr, Egan, Deleage & Co., a venture capital firm in San Francisco and Boston. In 1971, Dr. Deleage became member of Sofinnova’s initial team, a venture capital organization in Paris, and in 1976 formed Sofinnova, Inc. (the U.S. subsidiary of Sofinnova). Dr. Deleage is presently a member of the board of directors of Rigel Pharmaceuticals, Inc., IDM Pharma, Inc. and several private companies. In 1984, Dr. Deleage was awarded the Ordre National du Merite, and in 1993, he was awarded the Legion of Honor from the French government in recognition of his career accomplishments. Dr. Deleage received a Master’s Degree in electrical engineering from Ecole Superieurie d’Electricite and a Ph.D. in economics from the University of Paris, Sorbonne.

Charles J. Homcy, M.D., has served as a director since April 2003. Since November 2003, Dr. Homcy has served as Chief Executive Officer of Portola Pharmaceuticals, Inc., a biopharmaceutical company. From January 2003 to November 2003, Dr. Homcy served as Senior Research and Development Advisor of Millennium Pharmaceuticals, a biopharmaceutical company. From February 2002 to December 2002, Dr. Homcy served as the President of Research and Development at Millennium Pharmaceuticals. From 1995 to February 2002, he served as Executive Vice President, Research and Development of COR Therapeutics, Inc., a biotechnology company, where he served as a member of the board of directors from 1998 to February 2002. From 1994 to March 1995, Dr. Homcy was President of the Medical Research Division of American Cyanamid Company-Lederle Laboratories (now a division of Wyeth-Ayerst Laboratories). From 1990 to 1994, Dr. Homcy was Executive Director of the Cardiovascular and Central Nervous System Research Section at Lederle Laboratories. Dr. Homcy currently serves on the boards of directors of Millennium Pharmaceuticals, Cytokinetics, Incorporated and Geron Corporation. Dr. Homcy received his B.A. and his M.D from the Johns Hopkins University.

Chaitan S. Khosla, Ph.D., is one of our co-founders and has served as a director since our inception in January 1995. Dr. Khosla has been a Professor of Chemical Engineering, Chemistry and Biochemistry at Stanford University since

KOSAN BIOSCIENCES

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

Available Information

We maintain a website at www.kosan.com; however, information found on, or that can be accessed through, our website is not incorporated by reference into this report. We make available free of charge on or through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Further, a copy of this report is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding our filings, at www.sec.gov.

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

ITEM 1A. RISK FACTORS

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

We commenced operations in 1996 and are still in an early stage of development. We have not commercialized any products, and we have incurred significant losses to date. As of December 31, 2005, we had an accumulated deficit of approximately $130.8 million. To date, our revenues have been primarily from collaborations and government grant awards. Our expenses have consisted principally of costs incurred in research and development and from general and administrative costs associated with our operations. We have incurred net losses since our inception, including a net loss of approximately $29.6 million for the year ended December 31, 2005. We expect our expenses to increase and to continue to incur operating losses for at least the next several years as we continue our research and development efforts for our drug candidates and research programs. The amount of time necessary to successfully commercialize any of our drug candidates is long and uncertain, and successful commercialization may not occur at all. As a result, we may never become profitable.

We expect that additional financing will be required, and an inability to obtain the capital necessary to fund our operations on acceptable terms or at all would threaten the continued operation of our business.

We expect that additional financing will be required to fund operations. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on favorable terms. We have consumed substantial amounts of cash to date and expect to incur significant operating expenditures over the next several years as we continue to advance our clinical product candidates into and through clinical trials.

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

We believe that our existing cash and investment securities and anticipated cash flow from our existing collaboration with Roche will be sufficient to support our current operating plan into the first half of 2007, although we may choose to obtain additional financing from time to time. We have based this estimate on assumptions that may prove to be

KOSAN BIOSCIENCES

wrong. Our future capital uses and requirements depend on numerous forward-looking factors, including the following:

•	our ability to establish any new collaborations, our rights and obligations under any new collaboration agreements and our ability to generate revenues under any new collaborations;

•	the extent to which clinical and other development activities are funded by our current collaborators, Roche and the NCI;

•	the progress, success and costs of preclinical testing and clinical trials of our drug candidates;

•	any acceleration of our clinical development plans;

•	our ability to maintain or extend our existing collaborations with Roche and the NCI;

•	the progress, number and costs of our research programs;

•	the costs and timing of obtaining, enforcing and defending patent and other intellectual property rights;

•	any need to obtain licenses to additional patents or other intellectual property in order to use, import, manufacture, market or sell our product candidates;

•	any need to expand our manufacturing capabilities; and

•	expenses associated with any possible future litigation.

Our workforce reduction announced in March 2006 may have an adverse impact on our ability to make significant progress on our clinical and research programs.

In March 2006, we announced a workforce reduction of 39 employees to reflect a realignment of our research priorities and corporate operations to support our clinical product candidates and pipeline opportunities. Workforce and expense reductions have resulted in a reduction in the scope of our research programs, and further reductions could result in the reduced scope of, and progress on, our clinical and research programs. In addition, employees, whether or not directly affected by a reduction, may seek alternative employment. Although our employees are required to sign a confidentiality agreement at the time of hire, the confidential nature of certain proprietary information may not be maintained in the course of any such future employment. We may face litigation from former employees who were affected by the workforce reduction. In addition, the implementation of expense reduction programs has resulted in, and may in the future result in, the diversion of efforts of our executive management team and other key employees, which could adversely affect our business.

If we are unable to recruit and retain skilled employees and consultants, we may not be able to successfully operate our business.

Retaining our current management and other employees and recruiting qualified scientific personnel to perform future research, manufacturing and development work, as well as key management personnel with expertise in clinical testing and finance, among other areas, will be critical to our success. None of our employees have employment commitments for any fixed period of time and could leave our employment at will. In the past, we have experienced turnover among our management, including the recent resignations of our former Chief Executive Officer and Chief Financial Officer. In addition, in March 2006, we experienced a restructuring that resulted in a workforce reduction. We may have difficulty attracting required personnel as a result of a perceived risk of future workforce and expense reductions, or otherwise. Competition is intense among biotechnology, pharmaceutical and healthcare companies, universities and non-profit research institutions for experienced scientists and other personnel, and we may not be able to retain or recruit sufficient skilled personnel on acceptable terms to allow us to pursue collaborations and develop our product candidates and research programs, which would likely have an adverse effect on our business.

Our 1996 Stock Option Plan will expire on June 12, 2006. Regulations implemented by the NASDAQ National Market require stockholder approval for all stock option plans, and regulations implemented by the New York Stock Exchange prohibit NYSE member organizations from giving a proxy to vote on equity-compensation plans unless the beneficial owner of the shares has given voting instructions. As a result of these regulations, we will not be able to grant stock options to employees after our 1996 Stock Option Plan expires unless our stockholders approve a new plan. If a new stock option plan is not approved, we may incur increased compensation costs, be required to change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

If our current collaborations are unsuccessful or if conflicts develop with our collaborators, our research and development efforts could be delayed, curtailed or terminated, our revenues could significantly decrease and our operations may be adversely affected.

We have a corporate research and commercialization collaboration with Roche in the field of epothilones. We also have collaborations with, or have licenses to technology and compounds from, several research groups, including Sloan-Kettering in the field of epothilones, the NCI in the field of geldanamycin analogs and Stanford University in the field of polyketide technology. The agreements permit our collaborators or licensors to terminate the agreements under certain circumstances. Our collaboration agreements with the NCI are currently set to expire in October 2006. We may not be able to maintain or extend these collaborations or license agreements on acceptable terms, if at all. If we do not maintain, extend or replace our corporate collaboration with Roche, our research and development efforts could be delayed, our revenues would significantly decrease and our operations could be adversely affected. If we are unable to maintain our research collaborations, including our collaboration agreements with the NCI, or if our license agreements are terminated, our research and development efforts could be delayed, curtailed or terminated or we could lose our rights to use the licensed technology and compounds.

We control neither the amount and timing of resources that our collaborators devote to our programs or potential products, nor the scope, content and timing of the efforts that they conduct or permit under the collaborations. As a result, we do not know if our collaborators will dedicate sufficient resources or if the development or commercialization efforts by our corporate partners will be successful. We also do not know if the development or commercialization efforts by our collaborators will be the same as those we would choose to devote if we solely controlled the development and commercialization of our programs and product candidates. In particular, in our collaboration with Roche, we do not control the amount and timing of resources that Roche devotes to the epothilone program beyond limited funding for certain Kosan activities specified under the contract, and we do not control the scope, content and timing of the preclinical studies, clinical trials and other development efforts that Roche conducts or permits under the program. For example, we anticipate that Roche will pursue late-stage clinical development of only one of our epothilone product candidates, if any. We anticipate that Roche will make a decision in this regard in 2006. Roche may elect to cease development of KOS-862, our lead epothilone compound, in favor of further development of KOS-1584, which is currently in Phase I clinical trials. In our collaboration with the NCI, we do not control the selection, conduct, timing and resources provided to clinical trials of geldanamycin analogs sponsored by the NCI. For these reasons, we may choose to undertake product development efforts that are within the scope of our collaborations at our own expense. We also do not know whether our current collaborative partners or future collaborative partners, if any, might pursue alternative technologies or develop alternative products either on their own or in collaboration with others, including our competitors, as a means for developing treatments for the diseases targeted by collaborative arrangements with us. In addition, business combinations or significant changes in a collaborator’s business strategy may adversely affect a collaborator’s willingness or ability to continue the collaboration with us.

KOSAN BIOSCIENCES

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

Our drug candidates are in early stages of research and development. We may not be able to develop products that prove to be safe and effective, meet applicable regulatory standards, are capable of being manufactured at reasonable costs or can be marketed successfully. All of the potential products that we are currently developing will require significant development and investment, including extensive clinical testing, before we can submit any application for regulatory approval.

Our products must satisfy rigorous standards of safety and efficacy before they can be approved by the FDA and international regulatory authorities for commercial use. We will need to conduct significant additional research and clinical trials before we can determine if our products are sufficiently safe and effective to file with the FDA and other regulatory agencies for product approval. Clinical trials are expensive, and therefore, significant amounts of money will need to be spent testing our products.

In addition, significant time and investment will be required to try to develop manufacturing processes for our products so that they are economical to manufacture on a commercial scale and satisfactory to the FDA and other governmental authorities.

The progress and results of our animal and human testing are highly uncertain.

We must provide the FDA and foreign regulatory authorities with clinical data that demonstrate the safety and efficacy of our products before they can be approved for commercial sale. As a result, commercialization of our product candidates depends upon successful completion of preclinical and clinical trials. Preclinical testing and clinical development are long, expensive and uncertain processes. It may take us a number of years to complete our testing, and failure can occur at any stage of testing. For example, in October 2005, we discontinued a Phase II clinical study of KOS-862 in hormone-refractory prostate cancer because the study did not meet the primary objective of tumor marker response in the first stage of a two stage clinical trial, and we previously discontinued clinical studies of KOS-862 in patients with non-small cell lung cancer and colorectal cancer. We could experience similar failures in other current or future clinical testing of our product candidates.

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

We do not know whether clinical trials of our product candidates (including ongoing and anticipated clinical trials of KOS-953, KOS-1022, KOS-862, KOS-1584, KOS-2187 or other product candidates) will begin on time or whether any of our clinical trials will be completed on schedule, or at all. We also do not know whether clinical trials will indicate that an earlier-stage compound, such as KOS-1584 or KOS-1022, will be more appropriate for commercial development than a related compound that is at a later stage of clinical development, such as KOS-862 or KOS-953, respectively. Negative or inconclusive results or adverse medical events during a clinical trial could cause a clinical trial to be suspended, repeated or terminated. Certain of the clinical trials of our product candidates are or may in the future be designed to include two stages, with the decision whether to proceed to the second stage dependent on results obtained in the first stage. Failure to achieve predetermined response rates as defined in the protocol may result in the decision not to proceed into the second stage of the trial.

We have multiple product candidates in human clinical trials for the treatment of cancer, KOS-953, KOS-1022, KOS-862 and KOS-1584. Anticancer drugs frequently have a narrow therapeutic window between efficacy and toxicity. If unacceptable toxicity is observed in a clinical trial, the trial may be terminated at an early stage. For example, in June 2004, we discontinued a Phase II clinical study of KOS-862 in colorectal cancer due to unanticipated cumulative drug toxicities in patients who had previously been treated with the cancer treatment oxaliplatin. We also observed a higher incidence of adverse events resulting in patient withdrawal in our Phase II clinical study of KOS-862 in hormone-refractory prostate cancer than in our Phase II non-small cell lung cancer trial. We cannot predict whether future trials of KOS-862, or other compounds, will demonstrate toxicity issues or adverse events resulting in a significant patient withdrawal.

Completion of clinical trials may take several years or more. The length of time generally varies substantially according to the type, complexity, novelty and intended use of the drug candidate. Our clinical trials may be suspended at any time if we, our collaborators, the FDA, or other regulatory authorities believe the patients participating in our studies are exposed to unacceptable health risks or that study protocols or patient informed consents should be amended to reflect additional health risks, additional testing procedures or other changes. For example, in September 2005, we temporarily suspended enrollment in our KOS-953 and KOS-1022 clinical trials in connection with a request by the FDA to amend the protocols and patient informed consents for those trials. We provided amended protocols and informed consents for those clinical trials to the FDA in response to certain of its requested changes, and we

KOSAN BIOSCIENCES

resumed enrollment in the clinical trials. While the FDA has not agreed or objected to these changes, the FDA may require further changes to these protocols and informed consents, which may have a material adverse effect on the timing of, and our ability to conduct, the KOS-953 and KOS-1022 clinical trials.

Our ability to commence or timely complete clinical trials may be adversely affected by many factors, including:

•	ineffectiveness of the study compound, or perceptions by physicians that the compound is not effective for a particular indication;

•	inability to manufacture sufficient quantities of compound for use in clinical trials;

•	a failure to obtain approval from the FDA, other regulatory authorities or an investigational site’s institutional review board to conduct a clinical trial;

•	inability to reach agreement with a sufficient number of investigational sites to conduct a study;

•	the number of patients required, slower than expected rate of patient recruitment or inability to recruit a sufficient number of patients;

•	adverse medical events or the death of patients during a clinical trial, even if caused by the advanced status of their disease or medical problems that are not related to our product candidates;

•	inconclusive or negative results from the clinical trial;

•	competing clinical trials in the same or similar indication;

•	third-party clinical investigators failing to perform our clinical trials on our anticipated schedule or consistent with a clinical trial protocol, and other third-party organizations not performing data collection and analysis in a timely or accurate manner; and

•	a decision by the FDA or other governmental authorities to require suspension or modification of a clinical trial.

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

Our product candidates and the activities associated with their development, manufacture and commercialization are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States, and by comparable authorities in other countries. Our products may not be commercialized unless and until our collaborators or we obtain regulatory approval from the FDA or foreign governmental authorities to do so. The process of obtaining regulatory approvals is expensive, often takes many years, if approval is obtained at all, and can vary substantially based upon the type, complexity, novelty, safety and efficacy of the product candidates involved. We have not received regulatory approval to market any of our product candidates in any jurisdiction and, although our personnel have experience from working at other companies, we as a company have no experience in preparing and filing the applications necessary to gain regulatory approvals to commercialize our products. This lack of experience may impede our ability to obtain FDA or other foreign regulatory approvals to commercialize our products in a timely manner, if at all.

Changes in the regulatory approval policy during the development period, changes in or the enactment of additional regulations or statutes, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application for regulatory approval. Furthermore, the approval procedure and the time required to obtain approval varies among countries and can involve additional testing beyond that required by the FDA. Approval by one regulatory authority does not ensure approval by regulatory authorities in other jurisdictions.

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

We do not know whether clinical trials for our product candidates (including ongoing and anticipated clinical trials of KOS-953, KOS-1022, KOS-862, KOS-1584 or other product candidates) will demonstrate safety and efficacy sufficient to obtain the requisite regulatory approvals or will result in marketable products. Our failure to adequately demonstrate the safety and efficacy of our products under development will prevent receipt of FDA and foreign approvals and, ultimately, commercialization of our products.

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

Some jurisdictions, including Europe and the United States, may designate drugs for relatively small patient populations as orphan drugs. The FDA and the European Medicines Agency have granted orphan drug status to 17-AAG for the treatment of multiple myeloma and chronic myelogenous leukemia. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process, but does make the product eligible for orphan drug exclusivity and, in the United States, specific tax credits. Generally, if a company receives the first marketing approval for a product with an orphan drug designation in the clinical indication for which it has such designation, the product is entitled to orphan drug exclusivity. Orphan drug exclusivity means that another application to market the same drug for the same indication may not be approved, except in limited circumstances, for a period of up to ten years in Europe (reviewable after six years), and for a period of seven years in the United States. This exclusivity, however, could block the approval of KOS-953 if a competitor obtains approval before us of a product containing 17-AAG for the treatment of multiple myeloma or chronic myelogenous leukemia in the United States or Europe. Even if we obtain orphan drug exclusivity for any of our product candidates, we may not be able to maintain it. For example, if a competitive product is shown to be clinically superior to our product, any orphan drug exclusivity we have obtained will not block the approval of such competitive product.

KOSAN BIOSCIENCES

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

We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies and products are covered by valid and enforceable patents or are effectively maintained as trade secrets. However, the patent positions of biotechnology companies, including our patent position, involve complex legal and factual questions, and, therefore, we cannot predict with certainty whether our patent applications will be allowed or any resulting patents will be valid and enforceable. Further, our patents or patent applications or those of our licensors could be placed into interference, and we may lose our rights in such patents or applications. In particular, two of our exclusively licensed patents, which cover KOS-862 and its use, are the subject of an interference proceeding with a patent application concerning epothilones C, D, E, and F filed by Gesellschaft für Biotechnologische Forschung, or GBF. This patent application is licensed to Bristol-Myers Squibb Company. Patents may be challenged, held unenforceable, invalidated or circumvented. Thus, any patents that we own or license from third parties may not provide protection against competitors.

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

We apply for patents covering our technologies, drug candidates, formulations and uses thereof, as we deem appropriate. However, we may fail to apply for patents on important technologies or products in a timely fashion or at all. Our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products and technologies. For example, 17-AAG, the active pharmaceutical ingredient in the most advanced product candidate in our Hsp90 inhibitor program, KOS-953, was originally disclosed in a now-expired third party patent. Consequently, others can develop products containing 17-AAG. We are aware of at least two other companies that have been developing product candidates containing or based on 17-AAG, and these companies have filed patent applications relating to their products in development. Other competitors may be currently developing, or may in the future develop, products containing or based on 17-AAG. In addition, we generally are unable to control the patent prosecution of technology that we license from others to the same degree as we would for our own technology.

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

Patents related to one of our product candidates, KOS-862, are the subject of an interference involving patent rights licensed to us. Oppositions have been filed in Europe against patents granted to a third party that cover this compound. These proceedings or any other proceedings are costly, and an unfavorable outcome could prevent us from commercializing this compound.

We are aware of a significant number of patents and patent applications relating to aspects of our technologies and compounds filed by, and issued to, other parties. Others have filed patent applications or have been granted patents claiming inventions also claimed or licensed by us, and we may have to participate in an interference or other proceeding before a patent agency or court to determine priority of invention or which party was first to invent and, thus, has the right to a patent for these inventions. Two of our exclusively licensed patents, which cover KOS-862 and its use, are the subject of an interference proceeding with a patent application concerning epothilones C, D, E and F filed by GBF. GBF has licensed this patent application to Bristol-Myers Squibb Company, one of our competitors.

KOSAN BIOSCIENCES

Further, we believe one or more interferences may be declared between patents and applications we own or have exclusively licensed and patents and applications owned by Novartis AG relating to epothilone biosynthetic genes; and patents and applications owned by Abbott Laboratories or Biotica Technologies Ltd. relating to erythromycin PKS genes, methods for altering PKS genes, and erythromycin analogs. In April 2005, a hearing was held at the European Patent Office to address an opposition filed by Biotica to one of our exclusively licensed patents related to the recombinant production of polyketides. Although the written decision has not yet been issued, at the hearing, the patent was maintained (upheld), but with narrowing amendments; the time for Biotica to appeal the ruling has not yet expired. In addition, the European Patent Office has recently granted patents to GBF, which have been licensed to Bristol-Myers Squibb Company and which, if valid in individual European countries, would cover KOS-862 in those countries. Formal oppositions to these patents have been filed with the European Patent Office.

A proceeding or a lawsuit involving an interference or opposition could result in substantial cost to us even if the outcome is favorable, and if the outcome is unfavorable, we could be required to license the other party’s rights, on terms that may be unfavorable to us, or cease using the technology. An interference or opposition may also result in loss of claims based on patentability grounds raised in the interference or opposition. Although patent and intellectual property disputes in the biotechnology area are often settled through licensing or similar arrangements, costs associated with these arrangements may be substantial and could include ongoing royalties. Furthermore, we cannot be certain that a license would be available to us on satisfactory terms, if at all. Companies and others developing products that could compete with our product candidates, such as Bristol-Myers Squibb Company and Novartis AG in the area of potential epothilone products, may be particularly unwilling to grant us a license at any price. If we are not able to obtain necessary licenses, we may not be able to manufacture or commercialize, which could materially harm our business, financial condition and results of operations.

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

The biotechnology industry is characterized by extensive litigation regarding patents and other intellectual property rights. We are aware of patents and published patent applications that, if valid, and if we are unsuccessful in circumventing or acquiring the rights to these patents, may block our ability to commercialize products based on the drug candidates that we are developing or pursue our polyketide synthase, or PKS, gene manipulation and production technologies. We cannot be sure that other parties have not filed for or obtained relevant patents that could affect our ability to obtain patents or operate our business. Others may challenge our patent or other intellectual property rights or sue us for patent infringement, misappropriation of their intellectual property rights or breach of license agreements. We may be required to commence legal proceedings to resolve our patent or other intellectual property rights. An adverse determination in any litigation or administrative proceeding to which we may become a party could subject us to significant liabilities, result in our patents being deemed invalid, unenforceable or revoked, require us to license disputed rights from others or to cease using the disputed technology. In addition, our involvement in any of these proceedings may cause us to incur substantial costs and result in diversion of management and technical personnel.

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

We currently use two manufacturers to make 17-AAG, which is the active pharmaceutical ingredient in KOS-953, and KOS-1022. We formulate the final drug product for KOS-953 at our own facility and through contract manufacturers. We formulate the final drug product for KOS-1022 through contract manufacturers. The NCI currently formulates drug product for the formulation of 17-AAG being studied by it under our CRADA. We maintain a limited inventory of KOS-953 and KOS-1022 at our facilities in Hayward, California, and we also maintain a limited inventory at the facilities of an outside contractor. The NCI is not obligated to maintain an inventory of either the active pharmaceutical ingredient or formulated drug product for the formulation of 17-AAG or KOS-1022 being studied by the NCI under our CRADA. In our epothilone program, we are the sole manufacturer of the active pharmaceutical ingredient for KOS-862, and we rely on contract manufacturers for the active pharmaceutical ingredient for KOS-1584. We use a single outside contractor to formulate drug product for KOS-862, and drug product for KOS-1584 is formulated at our facilities and by an outside contractor. We maintain limited inventories of formulated drug product for KOS-862 and KOS-1584 at our facilities in Hayward, California and at the facilities of an outside contractor. Limited inventories of formulated drug product for KOS-862 are also maintained by Roche.

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

KOSAN BIOSCIENCES

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

We face, and will continue to face, intense competition from organizations such as large biotechnology and pharmaceutical companies, as well as academic and research institutions and government agencies, that are pursuing competing technologies and products. These organizations may develop or currently possess technologies or products that are superior alternatives to ours. For example, companies with competing Hsp90 inhibitors include Conforma Therapeutics, which has initiated Phase I clinical trials with its formulation of 17-AAG in solid tumors and chronic myelogenous leukemia, Infinity Pharmaceuticals, which has initiated Phase I clinical trials of its Hsp90 inhibitor in multiple myeloma and gastrointestinal stromal tumors, and Vernalis plc, which has announced plans to enter clinical trials of its Hsp90 inhibitor in the second half of 2006 in collaboration with Novartis AG, as well as other companies reported to be pursuing Hsp90 inhibitors. Competing epothilones in clinical development include those being developed by Bristol-Myers Squibb (reported to be in Phase III clinical trials), Novartis AG (reported to be in Phase III clinical trials) and Schering AG (reported to be in Phase II clinical trials). Gastrointestinal motility competitors include Chugai Pharmaceuticals, whose motilide agonist is reported to be in Phase II clinical trials. Further, our competitors in the polyketide gene-engineering field may be more effective at implementing their technologies to develop commercial products or may hold or develop patents or other proprietary rights that may prevent us from practicing our technologies and pursuing our programs. Some of these competitors have entered into collaborations with leading companies within our target markets to produce polyketides for commercial purposes.

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

KOSAN BIOSCIENCES

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

Our officers, directors and their affiliates together controlled approximately 27% of our outstanding common stock as of December 31, 2005. As a result, these stockholders, if they act together, are able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may delay or prevent a change in control of us and might affect the market price of our common stock, even when a change may be in the best interests of all stockholders. In addition, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders, and accordingly, they could cause us to enter into transactions or agreements, which we would not otherwise consider.

Our stock price has been, and may continue to be, extremely volatile.

The trading price of our common stock has been, and is likely to continue to be, highly volatile. During the period from January 1, 2005 through December 31, 2005, our common stock traded between $3.96 and $9.77 on the NASDAQ National Market. The trading price of our common stock could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

•	announcements of technological developments in research by us or our competitors;

•	delay or failure in initiating, conducting, completing or analyzing clinical trials or unsatisfactory design or results of these trials by our collaborators or us;

•	developments in clinical trials for potentially competitive product candidates;

•	changes in the United States or foreign health care systems or regulations;

•	regulatory approvals for competitive product candidates or delays or failures by our collaborators or us in obtaining regulatory approvals for our product candidates;

•	new products or services introduced or announced by us or our competitors;

•	published reports by securities analysts;

•	announcements of expirations, terminations or amendments of collaborations, licenses or government research grants, or announcements that we have entered into new collaboration, licensing or similar arrangements;

•	departures of key personnel;

•	developments or disputes as to patent or other proprietary rights;

•	litigation or an unfavorable outcome in litigation;

•	sales of our common stock, including sales by previous executive officers and other former employees or consultants;

•	announcements of, and actual or anticipated fluctuations in, our financial results; and

•	economic and other external factors, disasters or crises.

KOSAN BIOSCIENCES

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

If our revenues decline or do not grow due to expiration, termination or amendment of current or future collaboration agreements, licenses or government research grants, failure to obtain new contracts or other factors, we may not be able to reduce our operating expenses correspondingly. In addition, we expect operating expenses to continue to increase. Failure to achieve anticipated levels of revenues could therefore significantly harm our operating results for a particular fiscal period.

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

Changes in the accounting treatment of stock options will require us to measure and recognize employee stock options as compensation expense on our financial statements. In December 2004, the FASB issued SFAS 123R, which will require us to record a charge to earnings for the compensation cost relating to share-based payment transactions, including stock options and employee stock purchase plans, effective January 1, 2006. This change will increase our future operating expenses but have no impact on our financial position.

If we are unable to favorably assess the effectiveness of internal controls over financial reporting, or if our independent auditors are unable to provide an unqualified attestation report on our assessment, our stock price could be adversely affected.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, on an annual basis, our management is required to report on, and our independent auditors to attest to, the effectiveness of our internal controls over financial reporting. The rules governing the standards that must be met for management to make its annual assessment are complex and require significant documentation and testing. While our internal controls over financial reporting were deemed effective by both our management and our independent auditors as of December 31, 2005, there may be changes in our systems, processes or operations that will affect the effectiveness of internal controls in the future. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our future assessments of internal controls may continue to result in increased expenses and the devotion of significant management resources. If we cannot favorably assess the effectiveness of our internal controls over financial reporting in the future, or if our independent auditors are unable to provide an unqualified attestation report on our assessment, investor confidence and our stock price could be adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our facilities consist of approximately 113,000 square feet of research and office space located in Hayward, California, of which approximately 44,000 and 69,000 square feet are leased to us until 2013 and 2008, respectively. We have an option to renew our lease on the 44,000 square foot facility for one additional period of five years and an option to renew our lease on the 69,000 square foot facility for two additional periods of five years.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

KOSAN BIOSCIENCES

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

Market for Registrant’s Common Equity

Our common stock trades on the Nasdaq National Market under the symbol “KOSN.” The following table shows the high and low sales prices per share of our common stock as reported on the Nasdaq National Market for the periods indicated:

2005	High	Low	2004	High	Low
Fourth Quarter	$8.54	$4.20	Fourth Quarter	$7.25	$5.40
Third Quarter	$9.77	$5.17	Third Quarter	$8.12	$5.71
Second Quarter	$5.99	$3.96	Second Quarter	$14.92	$7.35
First Quarter	$7.56	$3.96	First Quarter	$14.25	$9.86

As of February 28, 2006, there were approximately 100 record holders of our common stock.

Dividend Policy

We have never declared or paid dividends on our capital stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

The statement of operations data for each of the years ended December 31, 2005, 2004 and 2003, and the balance sheet data as of December 31, 2005 and 2004, have been derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K that have been audited by Ernst & Young LLP, independent registered public accounting firm. We have derived the statement of operations data for the years ended December 31, 2002 and 2001, and the balance sheet data as of December 31, 2003, 2002 and 2001 from our audited financial statements that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of results to be expected for any future period. The data presented below have been derived from financial statements that have been prepared in accordance with accounting principles generally accepted in the United States and should be read with our financial statements, including the notes, and with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

(in thousands, except per share data)
	Year Ended December 31,
	2005	2004	2003	2002	2001
STATEMENT OF OPERATIONS DATA:
Contract revenue	$11,916	$20,493	$28,482	$7,269	$3,522
Grant revenue	1,494	2,399	2,907	2,334	1,654

Total revenues	13,410	22,892	31,389	9,603	5,176
Operating expenses:
Research and development (1)	38,400	40,175	36,789	28,378	25,533
General and administrative (1)	6,038	5,934	5,137	4,932	5,202

Total operating expenses	44,438	46,109	41,926	33,310	30,735

Loss from operations	(31,028)	(23,217)	(10,537)	(23,707)	(25,559)
Interest and other income, net	1,391	1,091	869	2,843	3,686

Net loss	$(29,637)	$(22,126)	$(9,668)	$(20,864)	$(21,873)

Basic and diluted net loss per common share	$(1.01)	$(0.77)	$(0.38)	$(0.84)	$(0.91)

Shares used in computing basic and diluted net loss per common share	29,227	28,913	25,567	24,906	24,164

(1)	Includes non-cash charges for stock-based compensation as follows:

Research and development	$232	$594	$695	$2,782	$5,452
General and administrative	123	163	232	656	1,273

	$355	$757	$927	$3,438	$6,725

KOSAN BIOSCIENCES

(in thousands, except per share data)
	Year Ended December 31,
	2005	2004	2003	2002	2001
BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments	$54,177	$67,560	$81,459	$53,451	$77,441
Working capital	44,458	60,276	75,773	48,748	72,405
Restricted cash	949	949	904	904	—
Long-term investments	—	14,884	22,936	26,183	12,902
Total assets	65,997	96,613	123,189	91,590	95,812
Deferred revenue, current portion	3,277	3,277	5,625	2,500	999
Deferred revenue, less current portion	8,876	12,153	15,234	9,271	—
Capital lease obligations and equipment loans, less current portion	1,785	2,283	2,701	1,796	1,568
Accumulated deficit	(130,837)	(101,200)	(79,074)	(69,406)	(48,542)
Stockholders’ equity	41,106	69,186	89,452	70,840	88,591

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 123 (revised 2004), “Share-Based Payment”, or SFAS 123R. SFAS 123R requires that the compensation cost relating to share-based payment transactions be measured and recognized in financial statements. The cost will be measured based on the fair value of the instruments issued. SFAS 123R covers a wide range of share-based compensation arrangements including stock options and employee stock purchase plans. SFAS 123R replaces SFAS 123 and supersedes APB Opinion No. 25, or APB 25. As originally issued in 1995, SFAS 123 established as preferable the fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in APB 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. We adopted SFAS 123R on January 1, 2006 using the modified prospective basis, which requires the measurement and recognition of compensation expense for all stock-based compensation payments at the beginning of the first quarter of adoption. The adoption of SFAS 123R will increase the Company’s future operating expenses and have no impact on the Company’s financial position.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read with “Selected Financial Data” and our financial statements and notes included elsewhere in this Annual Report on Form 10-K. The discussion in this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Annual Report on Form 10-K should be read as applying to all related forward-looking statements wherever they appear in this Annual Report on Form 10-K. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to these differences include those discussed in “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

We are a biotechnology company advancing two new classes of anticancer agents, Hsp90 inhibitors and epothilones, through clinical development. Following is the status of our product candidates.

Hsp90 Inhibitors

•	KOS-953. KOS-953 is our proprietary formulation of 17-AAG, a geldanamycin analog. KOS-953 is in Phase I and II clinical trials, primarily for multiple myeloma and HER2 positive breast cancer. In mid-2006, we expect to announce interim results and the recommended Phase II dose from our Phase Ib clinical study of KOS-953 in combination with Velcade® in patients with multiple myeloma. We also expect to announce interim results from our Phase Ib/II clinical trial of KOS-953 in combination with Herceptin® in patients with HER2 positive breast cancer in mid-2006. If our Phase Ib results are favorable, we intend to initiate a Phase II/III registration study of KOS-953 in combination with Velcade® in patients with relapsed refractory multiple myeloma in late 2006 or early 2007.

•	KOS-1022. Intravenous and oral formulations of a second-generation Hsp90 inhibitor, KOS-1022, are currently in Phase I clinical trials. Intravenous KOS-1022 is also being studied in a Phase Ib clinical trial in combination with Herceptin®. In mid-2006, we expect to announce interim results from Phase I clinical trials of intravenous KOS-1022. If the final results from this Phase I clinical trial, and our Phase Ib/II clinical trial of KOS-953 in combination with Herceptin® in patients with HER2 positive breast cancer, are favorable, we intend to initiate late-stage clinical trials of intravenous KOS-1022 in combination with Herceptin® in patients with HER2 positive breast cancer in 2007.

Epothilones

•	KOS-862. KOS-862 is being evaluated in a Phase II clinical trial in patients with metastatic breast cancer. In addition, KOS-862 is being evaluated in the Phase II portion of a Phase Ib/II clinical trial in combination with Herceptin® in patients with HER2 positive locally advanced or metastatic breast cancer. We expect that interim results from the Phase Ib/II clinical trial of KOS-862 in combination with Herceptin® will be announced in mid-2006.

•	KOS-1584. KOS-1584 is our second-generation epothilone anticancer candidate that is being evaluated in two dose-escalating Phase I clinical trials in patients with solid tumors. We expect to announce interim results from our KOS-1584 Phase I clinical trials in mid-2006.

Our epothilone program is partnered with Roche through a global development and commercialization agreement. Roche is funding all of the current KOS-862 and KOS-1584 clinical trials. We anticipate that Roche will pursue late-stage clinical development of only one of our epothilone product candidates, if any. We anticipate that Roche will make a decision in this regard in 2006.

KOSAN BIOSCIENCES

We also have a motilin receptor agonist program for GI motility. In September 2005, we announced the selection of KOS-2187 as a clinical candidate in this program. We plan to file an IND with the FDA or an application for clinical trial authorization with regulatory authorities in Europe for KOS-2187 in 2006.

We also have additional research programs for cancer that are undergoing preclinical evaluation. These programs are also based on the use of our technology to improve the structure of known polyketides and the efficiency of large-scale production.

In March 2006, we implemented a corporate restructuring, reflecting a realignment of research priorities and corporate operations to support our clinical product candidates and pipeline opportunities. As a result, we reduced our workforce by 39 positions, from 119 to 80 full-time employees, primarily in research and general and administration. The reduction in workforce is currently anticipated to result in a severance related charge of approximately $0.5 million to $0.6 million, representing the total estimated amount of the charge to be incurred in connection with the restructuring. The severance-related charge that we expect to incur in connection with the restructuring is subject to a number of assumptions, and actual results may differ, perhaps materially. We may also incur other material charges not currently contemplated due to events that may occur as a result of, or associated with, our decision to restructure. We expect to complete the restructuring in the first quarter of 2006.

We have incurred significant losses since our inception. As of December 31, 2005, our accumulated deficit was $130.8 million. We expect to incur additional operating losses over the next several years as we continue to advance our clinical product candidates into and through clinical trials.

We believe that our existing cash and investment securities and anticipated cash flow from our existing collaboration with Roche will be sufficient to support our current operating plan into the first half of 2007. We expect that additional financing will be required in order to fund our operations.

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

Revenue Recognition

We recognize license and other up-front and initial fees pursuant to research and development collaboration agreements over the estimated research and development term of the agreement. If the agreement does not have a specified research and development term, we must apply judgment in determining the appropriate level of recognition. As of December 31, 2005, we had $12.2 million in deferred revenue, representing the unamortized balance of the $25.0 million initial fee received in connection with our collaboration with Roche. This initial fee is being amortized through the current estimated clinical development period. Any changes in our estimate will result in either an acceleration or further deferral of the related revenue recognition.

Clinical Trial Accruals

Research and development expenditures are expensed as incurred. Our expenses related to clinical trials are based on estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and clinical research organizations that conduct and manage clinical trials on our behalf. The financial terms of these agreements are established prior to the initiation of the related clinical trial, thus establishing the basis of our estimates. However, these terms may be subject to amendment due to changes in the scope and length of the related clinical trial. Expenses related to clinical trials generally are accrued based on the level of patient enrollment and activity according to the protocol. We monitor patient enrollment levels and related activity and adjust our estimates accordingly. The process by which we currently estimate our clinical trial accruals is consistent with prior periods and, in the past, there have not been significant adjustments of the actual results to our estimates. Over the next year, we expect that the clinical trials of our product candidates will increase our clinical development expenditures.

Stock-Based Compensation

Stock-based compensation expense for options granted to non-employees has been determined as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. We recognized other stock-based compensation for non-employees of approximately $355,000 in 2005, $605,000 in 2004, and $619,000 in 2003. In addition, assuming no changes, we expect to recognize other stock-based compensation in connection with stock options granted to non-employees of approximately $146,000 in 2006, $137,000 in 2007, $50,000 in 2008 and $25,000 in 2009. The measurement of stock-based compensation to non-employees is subject to periodic adjustment as the underlying securities vest. As such, changes to these future period measurements could be substantial should we experience significant changes in our stock price. For example, a 50% increase in the price of our stock, from that of December 31, 2005, would translate into an approximately 68% increase in the related estimated expenses above. See Notes 1 and 11 of our financial statements.

In December 2004, the FASB issued SFAS 123R, which will require us to measure and recognize a charge to earnings for the compensation cost relating to share-based payment transactions, including stock options and employee stock purchase plans. We adopted SFAS 123R on January 1, 2006 using the modified prospective basis, which requires the measurement and recognition of compensation expense for all stock-based compensation payments at the beginning of the first quarter of adoption. The adoption of SFAS 123R will increase our future operating expenses and have no impact on our financial position.

KOSAN BIOSCIENCES

Results of Operations

Years Ended December 31, 2005, 2004 and 2003 Revenue

(in thousands except percentages)
	Years Ended December 31,			Annual Percent Change
	2005	2004	2003	2005/2004	2004/2003

Contract revenue	$11,916	$20,493	$28,482	(42)%	(28)%
Grant revenue	1,494	2,399	2,907	(38)%	(17)%

Total revenues	$13,410	$22,892	$31,389	(41)%	(27)%

Revenues for the years ended December 31, 2005, 2004 and 2003 were approximately $13.4 million, $22.9 million and $31.4 million, respectively. Revenues in 2005 and 2004 consisted primarily of contract revenue recognized under our development and commercialization agreement with Roche and funded research related to government grant awards. Revenues in 2003 consisted primarily of contract revenue recognized under our development and commercialization agreement with Roche, our former collaboration agreement with Johnson & Johnson Pharmaceutical Research and Development LLC, or J&JPRD, and funded research related to government grant awards.

The decrease in revenues of approximately 41%, or $9.5 million, in 2005 compared to 2004 was the result of the following:

•	approximately $6.5 million in lower funding, reflecting a decrease in KOS-1584 research and preclinical expenses due to the cost of IND-enabling studies in 2004, lower reimbursement for KOS-862 production-related activities due to the previous manufacture of sufficient clinical supply for anticipated clinical trials through 2005 and lower clinical trial reimbursement associated with the conclusion of certain KOS-862 Phase I clinical trials and the KOS-862 Phase II clinical trial in non small cell lung cancer;

•	approximately $2.2 million in decreased amortization of the $25.0 million initial fee from Roche due to the increase in the estimated clinical development period in December 2004; and

•	approximately $0.9 million in decreased grant revenue due to the timing of effort spent on government grants and a lower number of grant awards in 2005.

The decrease in revenues of approximately 27%, or $8.5 million, in 2004 compared to 2003 was the result of the following:

•	approximately $6.0 million in decreased non-recurring milestones from Roche;

•	approximately $4.0 million in decreased research funding due to due to the selection of KOS-1584 as a second-generation epothilone compound and its advancement into clinical trials in December 2004 and production related activities;

•	approximately $1.1 million in decreased contract revenues related to our former collaboration agreement with J&JPRD; and

•	approximately $508,000 in decreased grant revenue related to the timing of government grant awards in 2004; partially offset by

•	approximately $3.1 million in additional amortization related to the ratable portion of the initial fee from Roche and increased KOS-862 and KOS-1584 clinical-related contract revenue.

We expect our revenues to decrease in 2006 as a result of fewer KOS-862 clinical studies anticipated to be conducted by Kosan and fewer grant awards. Roche is funding all of the current KOS-862 and KOS-1584 clinical trials.

Research and Development Expenses

For the years ended December 31, 2005, 2004 and 2003, our research and development expenses were approximately $38.4 million, $40.2 million, and $36.8 million, respectively. Our research and development activities consist primarily of salaries and other personnel-related expenses, clinical trial-related services performed by clinical research organizations and research institutions and other outside service providers, licensing-related expenses, lab consumables and facility-related expenses. We group these activities into two major categories: “research and preclinical” and “clinical development.” We are unable to estimate the nature, timing or costs to complete our major research and development projects, or when material net cash inflows to us could be expected to commence, if ever, due to the numerous risks and uncertainties associated with developing pharmaceutical products. These risks and uncertainties include those discussed in this report under the heading “Item 1A. Risk Factors.”

The costs associated with research and preclinical and clinical development activities approximated the following:

(In thousands, except for percentages)
	Years Ended December 31,			Annual Percent Change		Inception – December 31, 2005
	2005	2004	2003	2005/2004	2004/2003
Clinical development
Epothilones	$11,170	$12,101	$14,038	(8)%	(14)%	$49,541
Hsp90 inhibitors	9,616	5,432	—	77%	100%	15,074

Total clinical development	20,786	17,533	14,038	19%	25%	64,615
Research and preclinical
Epothilones	333	4,655	5,032	(93)%	(7)%	24,793
Hsp90 inhibitors	530	—	3,828	100%	(100)%	8,104
Other (1)	16,751	17,987	13,891	(7)%	29%	105,364

Total research and preclinical	17,614	22,642	22,751	(22)%	0%	138,261

Total research and development	$38,400	$40,175	$36,789	(4)%	9%	$202,876

(1)	"Other" constitutes internal research and development costs for our early stage product candidates in the areas of gastrointestinal motility, infectious disease, cancer and technology development. For the years ended December 31, 2005, 2004 and 2003, "Other" expenses consisted primarily of allocated personnel-related expenses of approximately $7.7 million, $8.1 million and $5.7 million, allocated facility-related expenses of approximately $5.2 million, $5.4 million and $3.8 million and allocated lab consumables of approximately $1.1 million, $1.4 million, and $1.0 million, respectively. During the period from inception through December 31, 2005, "Other" expenses consisted primarily of allocated personnel-related expenses of approximately $53.1 million, allocated facility-related expense of approximately $26.2 million and allocated lab consumables of $7.8 million.

KOSAN BIOSCIENCES

The decrease of 4%, or approximately $1.8 million in research and development expenses for the year ended December 31, 2005 compared to the same period in 2004 was primarily due to the following:

•	approximately $5.0 million in decreased research and preclinical costs, primarily due to advancing KOS-1584 through IND-enabling studies in the first half of 2004; and

•	approximately $0.9 million in decreased clinical development costs in our epothilone program due to non-recurring milestone payments made to a licensor in the third quarter of 2004; partially offset by

•	approximately $4.2 million in increased clinical development costs in the Hsp90 inhibitor program, including initiation of our KOS-953 Phase II and KOS-1022 Phase I clinical trials, filing an IND for the oral formulation of KOS-1022 and further advancement of KOS-953 through Phase I and Phase Ib clinical trials.

The increase of 9%, or approximately $3.4 million, in research and development expenses for the year ended December 31, 2004 compared to the same period in 2003 was primarily due to the following:

•	approximately $3.7 million in increased outside services related to the advancement of KOS-862 into Phase Ib and Phase II clinical trials, KOS-1584 into a Phase I clinical trial, KOS-953 into Phase I and Phase Ib clinical trials and the related production of clinical material;

•	approximately $1.7 million in increased research and development salaries and other personnel-related expenses; and

•	approximately $1.0 million in increased allocated facility and expansion costs; partially offset by

•	approximately $2.9 million in decreased licensing-related expenses due to the settlement of litigation with Sloan-Kettering in 2003 and $100,000 in decreased stock-based compensation.

We allocate salary-driven and space-use-driven overhead expenses to research and development and to general and administrative expenses based on salaries and utilization by each respective area. Our research and development employees decreased to 98 employees in 2005 from 109 in 2004, and subsequently to 65 as a result of the March 2006 restructuring. We expect our 2006 research and development expenses will remain comparable to 2005. Our clinical development expenses will increase in 2006 due to the ongoing and anticipated clinical trials of our product candidates KOS-953, KOS-1022 (intravenous and oral formulations), KOS-862, KOS-1584 and KOS-2187 and the effect of SFAS123R, which requires us to record a non-cash employee stock based compensation expense beginning January 1, 2006, substantially offset by a decrease in research and preclinical expenses, primarily due to reduced employee-related expenses as a result of the corporate restructuring implemented in March 2006.

The table below summarizes the current development status of our clinical product candidates in our Hsp90 program:

Product Candidate	Description	Phase of Development
KOS-953	Multiple myeloma	Phase I
	Combination with Velcade® in multiple myeloma	Phase Ib
	Combination with Herceptin® in breast cancer	Phase II
	Melanoma	Phase II
	Combination with Gleevec® in CML	Phase Ib

KOS-1022 (intravenous formulation)	Hematologic malignancies Combination with Herceptin® in solid tumors	Phase I Phase Ib

KOS-1022 (oral formulation)	Solid tumors	Phase I

The table below summarizes the current development status of our clinical product candidates in our epothilone program:

Product Candidate	Description	Sponsor	Phase of Development
KOS-862	Metastatic breast cancer	Roche	Phase II
	Combination with Herceptin®	Roche	Phase Ib/II

KOS-1584	Solid tumors (weekly dosing)	Kosan	Phase I
	Solid tumors (three-week dosing)	Kosan	Phase I

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

Roche is funding all of the current KOS-862 and KOS-1584 clinical trial costs. We are responsible, at our cost, to supply 17-AAG for clinical trials sponsored by the NCI under the CRADAs, and the NCI is responsible for the remainder of the costs of these trials through Phase II. In addition, we are sponsoring other clinical trials of KOS-953 and KOS-1022 at our sole expense. Our research and development expenses do not reflect the costs incurred by our partners, Roche or the NCI, associated with the clinical trials they are conducting in connection with our epothilone and Hsp90 inhibitor programs, respectively.

General and Administrative Expenses

For the years ended December 31, 2005, 2004 and 2003, general and administrative expenses were approximately $6.0 million, $5.9 million, and $5.1 million, respectively.

(in thousands, except percentages)
	Years Ended December 31,			Annual Percent Change
	2005	2004	2003	2005/2004	2004/2003
General and administrative	$6,038	$5,934	$5,137	2%	16%

The increase of 2%, or approximately $104,000 in general and administrative expenses in 2005 compared to 2004 was primarily due to the following:

•	approximately $531,000 in increased professional services expenses primarily for legal and audit-related expenses associated with the August 2005 terminated offering of our common stock and increased fees for our financial statement and federal grant audit services; partially offset by

•	approximately $386,000 in decreased employee-related expenses primarily associated with certain management departures in the third quarter of 2004.

The increase of 16%, or approximately $797,000, in general and administrative expenses in 2004 compared to 2003 was primarily due to the following:

•	approximately $535,000 in increased employee-related expenses to support our research and development activities;

KOSAN BIOSCIENCES

•	approximately $150,000 in increased professional and outside services for corporate governance and Sarbanes-Oxley related expenses;

•	approximately $127,000 in increased business development and consulting expenses; and

•	approximately $53,000 in increased facility-related allocations in connection with the expansion of our facilities; partially offset by

•	approximately $68,000 in decreased stock-based compensation that resulted from the full amortization of deferred compensation in 2004.

Our general and administrative employees decreased to 24 in 2005 from 25 in 2004, and subsequently to 15 as a result of our March 2006 restructuring. We expect our general and administrative expenses will increase in 2006 primarily due to costs associated with the resignation of our Chief Executive Officer in February 2006, the effect of SFAS123R, which will requires us to record a non-cash employee stock based compensation expense beginning January 1, 2006, partially offset by reduced employee-related expenses as a result of the corporate restructuring implemented in March 2006.

Interest Income and Interest Expense

(in thousands except percentages)
	Years Ended December 31,			Annual Percent Change
	2005	2004	2003	2005/2004	2004/2003
Interest income	$1,711	$1,434	$1,206	19%	19%
Interest expense	(320)	(343)	(337)	(7)%	2%

Other income, net	$1,391	$1,091	$869	27%	26%

Interest Income. Interest income increased to approximately $ 1.7 million in 2005 from approximately $1.4 million in 2004. This increase resulted from higher returns in the current rising interest rate environment, partially offset by lower average investment balances in 2005 compared to 2004. Interest income increased to approximately $1.4 million in 2004 from approximately $1.2 million in 2003. This increase was primarily due to higher than average investment balances that resulted from our registered direct offering in December 2003.

Interest Expense. Interest expense decreased to approximately $320,000 in 2005 from approximately $343,000 in 2004. This decrease resulted from the lower average debt balances in 2005, partially offset by higher average interest rates on more recent debt-financing drawdowns. Interest expense increased to $343,000 in 2004 from $337,000 in 2003. This increase was due to additional equipment debt financing and an increasing rate environment during 2004, which resulted in a higher average debt balance at higher average interest rates. We expect our interest expense will increase in the future resulting from additional property and equipment-related debt financings in the increasing interest rate environment.

Provision for Income Taxes

We incurred net operating losses in the years ended December 31, 2005, 2004 and 2003 and consequently did not pay federal or state income taxes. As of December 31, 2005, we had federal net operating loss carryforwards of approximately $92.7 million. We also had federal research and development tax credit carryforwards of approximately $1.8 million. If not utilized, the net operating losses and credit carryforwards will expire at various dates beginning in 2010 through 2025. As of December 31, 2005, we had state net operating loss carryforwards and state research and development tax credit carryforwards of approximately $67.0 million and $1.8 million, respectively. The state net operating loss carryforwards will expire at various dates from 2006 through 2015, if not utilized. The state research and development carryforwards do not expire. Use of the net operating losses and credits may be subject to a substantial annual limitation due to the change in ownership provisions of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. See Note 13 of our financial statements.

Liquidity and Capital Resources

Since inception we have financed our operations primarily through sales of our convertible preferred stock and common stock, contract payments received under our corporate collaboration agreements and government grant awards, interest income and equipment financing arrangements. As of December 31, 2005, we had received approximately $150.7 million from the sales of convertible preferred and common stock, approximately $102.6 million from contract payments received under our corporate collaboration agreements and government grant awards, approximately $15.9 million from interest income and approximately $13.7 million from equipment financing arrangements. As of December 31, 2005, we had approximately $55.1 million in cash and investments, compared to approximately $83.4 million as of December 31, 2004. Our funds are currently invested in U.S. Treasury and government agency obligations and corporate obligations.

Cash used in operating activities was approximately $27.3 million in 2005, compared to cash used for operations of approximately $18.2 million in 2004. Our net loss of approximately $29.6 million in 2005 was partially offset by non-cash expenses of approximately $3.5 million related to stock-based compensation, depreciation and amortization of property and equipment and investment premiums and discounts, partially offset by an approximately $1.1 million decrease in assets and liabilities primarily due to recognition of deferred revenue related to the upfront payment from Roche. We do not anticipate generating cash from operating activities for the next several years. Our net loss of approximately $22.1 million in 2004 was partially offset by non-cash expenses of approximately $5.0 million related to stock-based compensation, depreciation and amortization of property and equipment and investment premiums and discounts, partially offset by an approximately $1.0 million decrease in assets and liabilities primarily due to recognition of deferred revenue related to the upfront payment from Roche, partially offset by an increase in receivable collections from Roche, net of payments related to our settlement agreement with Sloan-Kettering.

Our investing activities, excluding changes in our investments, for the year ended December 31, 2005 used cash of approximately $1.4 million, compared to approximately $2.3 million in 2004, reflecting approximately $1.1 million related to the purchase of additional laboratory and office equipment and approximately $339,000 related to the renovation of our facilities. Investing activities in 2004 reflected approximately $1.9 million related to the purchase of additional laboratory and office equipment and approximately $354,000 related to the renovation of our facilities.

Cash provided by financing activities was approximately $850,000 for the year ended December 31, 2005, compared to approximately $729,000 in 2004. Financing activities in 2005 included approximately $2.0 million of equipment debt financing and $1.0 million in proceeds from the sale of our common stock through stock option exercises and stock purchases made under our 2000 Employee Stock Purchase Plan, offset by $2.1 million of scheduled payments on new and existing debt. Financing activities in 2004 included approximately $1.3 million of equipment debt financing and $1.5 million in proceeds from the sale of our common stock through stock option exercises and stock purchases made under our 2000 Employee Stock Purchase Plan, offset by $2.1 million of scheduled payments on new and existing debt.

In April 2004, we entered into a $3.5 million equipment line of credit agreement for facility improvements and capital purchases, which expires in April 2006. As of December 31, 2005, we had utilized approximately $2.4 million of the line of credit, leaving approximately $1.1 million available for future draws.

KOSAN BIOSCIENCES

In July 2005, we entered into a loan and security agreement with Silicon Valley Bank for a $35.0 million line of credit. Under the terms of the agreement, we have the option of making up to two draws through May 31, 2006, with a minimum initial draw of $15.0 million. The credit facility contains financial covenants, including covenants requiring us to maintain: a ratio of unrestricted cash and cash equivalents, investments and eligible accounts to the aggregate principal amount outstanding under the line of credit of at least 1.3 to 1; at least six months “remaining months liquidity,” which is calculated by dividing (i) cash and cash equivalents, investments and eligible accounts by (ii) our cash utilization calculated on a rolling three-month basis; and aggregate balances in its investment and operating accounts with Bank or SVB Asset Management equal to the lesser of (a) the amount of the aggregate outstanding principal amount under the line of credit plus $5.0 million; and (b) 85% of the our aggregate cash and investment account balances. As of December 31, 2005, we had not utilized the line of credit.

We believe that our existing cash and investment securities and anticipated cash flow from our existing collaboration with Roche will be sufficient to support our current operating plan into the first half of 2007. We have based this estimate on assumptions that may prove to be wrong. Our future capital uses and requirements depend on numerous forward-looking factors, including the following:

•	our ability to establish any new collaborations, our rights and obligations under any new collaboration agreements and our ability to generate revenues under any new collaborations;

•	the extent to which clinical and other development activities are funded by our current collaborators, Roche and the NCI;

•	the progress, success and costs of preclinical testing and clinical trials of our drug candidates;

•	any acceleration of our clinical development plans;

•	our ability to maintain or extend our existing collaborations with Roche and the NCI;

•	the progress, number and costs of our research programs;

•	the costs and timing of obtaining, enforcing and defending patent and other intellectual property rights;

•	any need to obtain licenses to additional patents or other intellectual property in order to use, import, manufacture, market or sell our product candidates;

•	any need to expand our manufacturing capabilities; and

•	expenses associated with any possible future litigation.

In addition, we review from time to time potential opportunities to expand our technologies or add to our portfolio of drug candidates. In the future, we may need further capital in order to acquire or invest in technologies, products or businesses.

We expect that additional financing will be required in order to fund our operations. We expect to finance future cash needs through the sale of public or private equity securities, debt financings, additional collaboration or licensing arrangements, government grant awards or any combination of the foregoing or other arrangements. In September 2003, we filed a registration statement on Form S-3 to offer to sell common stock in one or more offerings up to a dollar amount of $75.0 million. In December 2003, we completed a registered direct offering of 3,115,000 shares of common stock at a price of $9.00 per share. We received approximately $26.0 million in net proceeds after placement agent fees and other offering costs. In December 2004, we filed an additional registration statement on Form S-3 to offer to sell common stock and/or warrants in one or more offerings up to a dollar amount of $50.0 million. In aggregate, as of December 31, 2005, approximately $97.0 million remained available on both Forms S-3.

We have no current commitments to offer and sell any securities that may be offered or sold pursuant to the registration statements as described above. Additional financing or collaboration and licensing arrangements may not be available when needed or, if available, may not be on terms favorable to us or our stockholders. Insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs, to lose rights under existing licenses or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Insufficient funds may preclude us from meeting the conditions required for the extension of credit and may adversely affect our ability to operate as a going concern. If additional funds are obtained by issuing equity securities, substantial dilution to existing stockholders may result. In addition, see “Item 1A. Risk Factors.”

Our obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments are as follows:

(in thousands)
	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Equipment financing obligations	$3,974	$2,064	$1,798	$112	$—
Operating leases	9,259	1,624	2,842	2,215	2,578
Purchase obligations	1,509	1,509	—	—	—

Total contractual cash obligations	$14,742	$5,197	$4,640	$2,327	$2,578

Off-Balance Sheet Arrangements

As of December 31, 2005, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital for the purpose of funding our operations while at the same time maximize the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investments to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and investment-grade corporate obligations. Although changes in interest rates may affect the fair value of our portfolio and cause unrealized gains and losses, such gains and losses would not be realized unless the investments were sold prior to maturity. Through our money managers, we maintain risk management control systems to monitor interest rate risk. The risk management control systems use analytical techniques, including sensitivity analysis. If market interest rates were to increase by 100 basis points, or 1%, at December 31, 2005 rates, the fair value of our portfolio would decline by approximately $130,000 on that date.

KOSAN BIOSCIENCES

The table below presents the principal amounts of our investments and equipment loans by expected maturity and related weighted average interest rates at December 31, 2005:

(in thousands, except interest rate information)
	2006	2007	2008	2009	2010	Total	Fair Value

Debt securities:
U.S. agency notes	$23,067	$—	$—	$—	$—	$23,067	$22,938
Corporate bonds	12,529	—	—	—	—	12,529	12,489
Average interest rate	3.42%	—	—	—	—	3.42%	—
Equipment financing	1,854	1,174	502	109	—	3,639	3,639
Average interest rate	7.51%	7.68%	8.15%	8.46%	—	7.68%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The reports of our Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements begin on page F-1 and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of December 31, 2005, our chief executive officer and principal financial and accounting officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting. We are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on our evaluation under the framework in Internal Controls – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included elsewhere herein.

Changes in Internal Controls over Financial Reporting. There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls. The Company’s management, including our chief executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

ITEM 9B. OTHER INFORMATION

None.

PART III

KOSAN BIOSCIENCES

Certain information required by Part III is omitted from this Annual Report on Form 10-K since we intend to file our definitive Proxy Statement for our 2006 Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Proxy Statement”), not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included in the Proxy Statement is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item concerning our executive officers and certain of the information required by this Item concerning our directors may be found under the caption “Directors and Executive and Other Officers of the Registrant” in Item 1 of this Annual Report on Form 10-K. Additional information required by this Item with respect to our directors, including information regarding our audit committee, audit committee financial experts and procedures for the nomination of directors may be found under the section entitled “Election of Directors” appearing in the Proxy Statement, and such information is incorporated herein by reference. Information concerning compliance with Section 16(a) of the Exchange Act will be contained in our Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance”, and such information is incorporated herein by reference. Information concerning our Code of Ethics is contained in Item 1 of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item concerning executive compensation will be contained in our Proxy Statement under the caption “Executive Compensation”, and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item concerning the security ownership of certain beneficial owners and management will be contained in our Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management”, and such information is incorporated herein by reference.

The following table summarizes the securities for issuance under our equity compensation plans as of December 31, 2005.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders	4,902,597	$7.57	1,341,858
Equity compensation plans not approved by stockholders	—	—	—

Total	4,902,597	$7.57	1,341,858

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item concerning certain relationships will be contained in our Proxy Statement under the caption “Certain Relationships and Related Transactions”, and such information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item concerning audit fees, tax fees, all other fees and pre-approval policies and procedures will be contained in our Proxy Statement under the caption “Ratification of Selection of Independent Registered Accounting Firm”, and such information is incorporated herein by reference.

Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for disclosing the non-audit services approved by our Audit Committee to be performed by Ernst & Young LLP, our independent registered public accounting firm. Non-audit services are defined as services other than those provided in connection with an audit or a review of our financial statements. In the period covered by this report, our Audit Committee pre-approved the following non-audit services rendered, currently being rendered, or to be rendered, to us by Ernst & Young LLP:

•	all work required to be performed by Ernst & Young LLP in connection with preparing and giving consents required to be given in connection with our filings with the Securities and Exchange Commission; and

•	all work required to be performed by Ernst & Young LLP in connection with tax preparation services and the Sarbanes-Oxley Act of 2002.

PART IV

kosan biosciences

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed or incorporated by reference as part of this Annual Report on Form 10-K:

(1)	Financial Statements:

Report of Independent Registered Public Accounting Firm

Balance Sheets—December 31, 2005 and 2004

Statements of Operations—Years Ended December 31, 2005, 2004, and 2003

Statement of Changes in Stockholders’ Equity—Years Ended December 31, 2005, 2004 and 2003

Statements of Cash Flows—Years Ended December 31, 2005, 2004 and 2003

Notes to Financial Statements

(2)	Financial Statement Schedules:

None

(3)	Exhibits:

Exhibit No.		Description

3.1		Amended and Restated Certificate of Incorporation of Registrant. (1)

3.2		Amended and Restated Bylaws of Registrant. (2)

4.1		Specimen Registrant’s Common Stock Certificate. (3)

4.2		Third Amended and Restated Registration Rights Agreement, dated March 30, 2000, between Registrant and certain stockholders. (3)

4.3		Registrant’s Certificate of Designation of Series A Junior Preferred Stock. (4)

10.1		Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers. (3)

10.2		1996 Stock Option Plan, as amended. (3)*

10.3		2000 Employee Stock Purchase Plan and related agreements. (3)*

10.4		2000 Non-Employee Director Stock Option Plan and related agreements, as amended. (5)*

10.5		Amended and Restated Consulting Agreement between Registrant and Chaitan Khosla, Ph.D., dated December 7, 1998. (3)*

10.6	†	Research and License Agreement between Registrant and The Sloan-Kettering Institute for Cancer Research, dated August 25, 2000. (3)

10.7	†	Consent and Amendment to the License Agreement, effective as of September 16, 2002, by and between Registrant and The Sloan-Kettering Institute for Cancer Research. (6)

10.8	†	Settlement Agreement, entered into September 19, 2003, by and between Registrant and The Sloan-Kettering Institute for Cancer Research. (7)

10.9	†	License Agreement between Registrant and The Board of Trustees of The Leland Stanford Junior University, dated March 11, 1996. (3)

Exhibit No.		Description

10.10	†	Amendment No. 1 to License Agreement with the Board of Trustees of The Leland Stanford Junior University, dated March 1996; Letter to Mona Wan to confirm the agreement between Registrant and the Board of Trustees of The Leland Stanford Junior University, dated September 21, 1998; and Amendment No. 3 to License Agreement, dated March 10, 2000. (3)

10.11	†	Consent and Amendment to the License Agreement, effective as of September 16, 2002, by and between Registrant and Stanford University. (6)

10.12	†	License Agreement between Registrant and President and Fellows of Harvard College, dated December 2, 1998. (3)

10.13		Sublease Agreement between Registrant and Lynx Therapeutics, Inc., dated January 6, 1999. (3)

10.14		Consent to Sublease Agreement between Spieker Properties L.P. and Lynx Therapeutics, Inc., dated September 17, 1999. (3)

10.15		Employment Agreement between Registrant and Daniel V. Santi, M.D., Ph.D., dated November 1, 1998. (3)*

10.16		Employment Agreement between Registrant and Susan M. Kanaya, dated October 11, 1999. (3)*

10.17		Employment Agreement between Registrant and Robert G. Johnson, Jr., dated September 5, 2000. (3)*

10.18		Rights Agreement, dated as of October 5, 2001, between Registrant and Mellon Investor Services, LLC. (4)

10.19		Lease Agreement, dated as of June 7, 2002, by and between EOP-Industrial Portfolio, L.L.C. and Registrant. (5)

10.20		Landlord Consent to Assignment and Assumption of Lease, dated as of June 20, 2002, by and among EOP-Industrial Portfolio, L.L.C., Aventis Pharmaceuticals, Inc. and Registrant. (5)

10.21	†	Collaborative Research, Development and Commercialization Agreement, dated as of September 19, 2002, by and among Registrant, Hoffmann-La Roche, Inc. and F. Hoffmann-La Roche Ltd. (6)

10.22		Amendment to Collaborative Research, Development and Commercialization Agreement, effective July 1, 2004, by and among Registrant, Hoffmann-La Roche Inc. and F. Hoffmann-La Roche Ltd. (8)

10.23		Non-Employee Director Compensation Arrangements.*

10.24		Loan and Security Agreement between the Registrant and Silicon Valley Bank dated July 15, 2005. (9)

10.25		Employment Agreement between Registrant and Margaret A. Horn dated December 1, 2005. (10)*

10.26		Compensation Information for Executive Officers.*

10.27		Summary of 2006 Executive Officer Cash Bonus Plan. (10)*

10.28		Consulting Agreement between Registrant and Susan M. Kanaya dated January 1, 2006.*

10.29		Form of Level I Change of Control and Severance Benefit Agreement.*

KOSAN BIOSCIENCES

Exhibit No.	Description

10.30	Form of Level II Change of Control and Severance Benefit Agreement.*

10.31	First Amendment to Loan and Security Agreement between Registrant and Silicon Valley Bank dated as of February 21, 2006.

10.32	Employment Agreement between Registrant and Petrus Timmermans, Ph.D. dated December 6, 2004.*

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included in signature page hereto).

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification by the Chief Executive Officer and Chief Financial Officer of Kosan Biosciences Incorporated, as required by Rule 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350). (11)

(1)	Incorporated herein by reference to an exhibit of our quarterly report on Form 10-Q for the period ended June 30, 2001.
(2)	Incorporated herein by reference to an exhibit of our quarterly report on Form 10-Q for the period ended June 30, 2003.
(3)	Incorporated herein by reference to an exhibit of our Registration Statement on Form S-1, Registration No. 333-33732.
(4)	Incorporated herein by reference to an exhibit of our current report on Form 8-K filed on October 15, 2001.
(5)	Incorporated herein by reference to an exhibit of our quarterly report on Form 10-Q for the period ended June 30, 2002.
(6)	Incorporated herein by reference to an exhibit of our quarterly report on Form 10-Q for the period ended September 30, 2002.
(7)	Incorporated herein by reference to an exhibit of our quarterly report on Form 10-Q for the period ended September 30, 2003.
(8)	Incorporated herein by reference to an exhibit of our quarterly report on Form 10-Q for the period ended September 30, 2004.
(9)	Incorporated by reference to an exhibit of our quarterly report on Form 10-Q for the period ended June 30, 2005.
(10)	Incorporated by reference to an exhibit of our current report on Form 8-K filed on December 7, 2005.
(11)	This certification accompanies this annual report on Form 10-K and shall not be deemed “filed” by Registrant for purposes of Section 18 of the Exchange Act.
†	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
*	Represents a management or director compensation plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kosan Biosciences Incorporated

March 16, 2006	By:	/s/ Robert G. Johnson, Jr., M.D., Ph.D.
Robert G. Johnson, Jr., M.D., Ph.D.
Chief Executive Officer

POWER OF ATTORNEY

KNOW TO ALL PERSONS BY THESE PRESENTS, that the persons whose signatures appear below each severally constitutes and appoints Robert G. Johnson, Jr., M.D., Ph.D. and Margaret A. Horn or either of them, his or her true and lawful attorneys-in-fact and agents, with full powers of substitution and re-substitution, for him or her and in his or her name, place and stead, in any and all capacities to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto the attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that the attorneys-in-fact and agents, or either of them, or their, his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Exchange Act, this Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert G. Johnson, Jr., M.D., Ph.D. Robert G. Johnson, Jr., M.D., Ph.D.	Chief Executive Officer (Principal Executive Officer)	March 16, 2006

/s/ David L. Johnson David L. Johnson	Principal Financial and Accounting Officer	March 16, 2006

/s/ Bruce A. Chabner, M.D. Bruce A. Chabner, M.D.	Director	March 16, 2006

/s/ Peter Davis, Ph.D. Peter Davis, Ph.D.	Director	March 16, 2006

/s/ Jean Deleage, Ph.D. Jean Deleage, Ph.D.	Director	March 16, 2006

/s/ Charles J. Homcy, Ph.D. Charles J. Homcy, Ph.D.	Director	March 16, 2006

/s/ Chaitan S. Khosla, Ph.D. Chaitan S. Khosla, Ph.D.	Director	March 16, 2006

/s/ Christopher T. Walsh, Ph.D. Christopher T. Walsh, Ph.D.	Director	March 16, 2006

Kosan Biosciences Incorporated

REPORT OF INDEPENDENT

REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Kosan Biosciences Incorporated

We have audited the accompanying balance sheets of Kosan Biosciences Incorporated as of December 31, 2005 and 2004, and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of Kosan Biosciences Incorporated’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kosan Biosciences Incorporated at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Kosan Biosciences Incorporated’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Francisco, California

March 10, 2006

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Kosan Biosciences Incorporated

We have audited management’s assessment, included in the Management’s Annual Report on Internal Control over Financial Reporting included in Item 9A, that Kosan Biosciences Incorporated maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Kosan Biosciences Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Kosan Biosciences Incorporated maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Kosan Biosciences Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Kosan Biosciences Incorporated as of December 31, 2005 and 2004, and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005 of Kosan Biosciences Incorporated and our report dated March 10, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Francisco, California

March 10, 2006

Kosan Biosciences Incorporated

BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$18,750	$13,777
Short-term investments	35,427	53,783
Accounts and other receivables	3,319	4,447
Prepaid and other current assets	1,192	1,260

Total current assets	58,688	73,267
Restricted cash	949	949
Property and equipment, net	6,061	7,159
Long-term investments	—	14,884
Other assets and notes receivable from related parties	299	354

Total assets	$65,997	$96,613

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,639	$1,343
Accrued liabilities	6,460	6,455
Current portion of deferred revenue	3,277	3,277
Current portion of equipment loans	1,854	1,916

Total current liabilities	14,230	12,991
Deferred revenue, less current portion	8,876	12,153
Equipment loans, less current portion	1,785	2,283
Commitments
Stockholders’ equity:
Convertible preferred stock, $0.001 par value, 10,000,000 shares authorized, 1,000,000 shares designated as Series A junior preferred stock, no shares issued and outstanding at December 31, 2005 and 2004	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized 29,371,602 and 29,096,333 shares issued and outstanding at December 31, 2005 and 2004, respectively	29	29
Additional paid-in capital	172,083	170,735
Accumulated other comprehensive income	(169)	(378)
Accumulated deficit	(130,837)	(101,200)

Total stockholders’ equity	41,106	69,186

Total liabilities and stockholders’ equity	$65,997	$96,613

See accompanying notes.

Kosan Biosciences Incorporated

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003
Revenues:
Contract revenue	$11,916	$20,493	$28,482
Grant revenue	1,494	2,399	2,907

Total revenues	13,410	22,892	31,389
Operating expenses:
Research and development	38,400	40,175	36,789
General and administrative	6,038	5,934	5,137

Total operating expenses	44,438	46,109	41,926

Loss from operations	(31,028)	(23,217)	(10,537)
Interest income	1,711	1,434	1,206
Interest expense	(320)	(343)	(337)

Net loss	$(29,637)	$(22,126)	$(9,668)

Basic and diluted net loss per common share	$(1.01)	$(0.77)	$(0.38)

Shares used in computing basic and diluted net loss per common share	29,227	28,913	25,567

See accompanying notes.

Kosan Biosciences Incorporated

STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands, except shares)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Notes Receivable From Stockholders	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Loss/(Income)	Total Accumulated Deficit	Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCES AT DECEMBER 31, 2002	—	$—	25,392,309	$25	$142,424	$(1,221)	$(1,134)	$152	$(69,406)	$70,840
Issuance of shares of common stock in a direct offering, net of offering costs of $2,082	—	—	3,115,000	3	25,950	—	—	—	—	25,953
Issuance of common stock upon exercise of options for cash, net of repurchases	—	—	186,387	1	323	—	—	—	—	324
Issuance of common stock under employee stock purchase plan	—	—	132,649	—	516	—	—	—	—	516
Repayment of stockholder notes	—	—	(73,810)	—	(530)	1,221	—	—	—	691
Reversal of deferred stock-based compensation from employee terminations	—	—	—	—	(634)	—	634	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	308	—	—	308
Other stock-based compensation	—	—	—	—	619	—	—	—	—	619
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	—	(9,668)	(9,668)
Unrealized loss on available-for-sale securities, net	—	—	—	—	—	—	—	(131)	—	(131)

Comprehensive loss	—	—	—	—	—	—	—	—	—	(9,799)

BALANCES AT DECEMBER 31, 2003	—	$—	28,752,535	$29	$168,668	$—	$(192)	$21	$(79,074)	$89,452
Issuance of common stock upon exercise of options for cash, net of repurchases	—	—	234,412	—	872	—	—	—	—	872
Issuance of common stock under employee stock purchase plan	—	—	109,386	—	630	—	—	—	—	630
Reversal of deferred stock-based compensation from employee terminations	—	—	—	—	(40)	—	40	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	152	—	—	152
Other stock-based compensation	—	—	—	—	605	—	—	—	—	605
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	—	(22,126)	(22,126)
Unrealized loss on available-for-sale securities, net	—	—	—	—	—	—	—	(399)	—	(399)

Comprehensive loss	—	—	—	—	—	—	—	—	—	(22,525)

BALANCES AT DECEMBER 31, 2004	—	$—	29,096,333	$29	$170,735	$—	$—	$(378)	$(101,200)	$69,186
Issuance of common stock upon exercise of options for cash	—	—	80,400	—	320	—	—	—	—	320
Issuance of common stock under employee stock purchase plan	—	—	194,869	—	673	—	—	—	—	673
Other stock-based compensation	—	—	—	—	355	—	—	—	—	355
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	—	(29,637)	(29,637)
Unrealized gain on available-for-sale securities, net	—	—	—	—	—	—	—	209	—	209

Comprehensive loss	—	—	—	—	—	—	—	—	—	(29,428)

BALANCES AT DECEMBER 31, 2005	—	$—	29,371,602	$29	$172,083	$—	$—	$(169)	$(130,837)	$41,106

See accompanying notes.

Kosan Biosciences Incorporated

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2005	2004	2003
OPERATING ACTIVITIES
Net loss	$(29,637)	$(22,126)	$(9,668)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,532	2,493	2,308
Amortization of investment premiums and discounts	610	1,715	1,351
Amortization of stock-based compensation	—	152	308
Other stock-based compensation	355	605	619
Changes in assets and liabilities:
Accounts and other receivables	711	4,992	(5,148)
Prepaid and other current assets	68	(166)	12
Other assets and notes receivable from related parties	55	103	162
Accounts payable and accrued liabilities	1,301	(525)	2,852
Deferred revenue	(3,277)	(5,429)	9,088

Net cash (used in) provided by operating activities	(27,282)	(18,186)	1,884

INVESTING ACTIVITIES
Acquisition of property and equipment	(1,434)	(2,335)	(4,257)
Purchase of investments and restricted cash	(28,287)	(72,905)	(116,034)
Proceeds from maturity or sale of investments and restricted cash	61,126	74,983	99,091

Net cash provided by (used in) investing activities	31,405	(257)	(21,200)

FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of repurchases and issuance costs	993	1,502	26,793
Proceeds from the repayment of notes receivable from stockholders, net of repurchases of unvested shares	—	—	776
Proceeds from equipment loans	2,005	1,290	3,140
Principal payments under capital lease obligation and equipment loans	(2,148)	(2,063)	(2,093)

Net cash provided by financing activities	850	729	28,616

Net increase (decrease) in cash and cash equivalents	4,973	(17,714)	9,300
Cash and cash equivalents at beginning of period	13,777	31,491	22,191

Cash and cash equivalents at end of period	$18,750	$13,777	$31,491

SUPPLEMENTAL DISCLOSURES
Interest expense paid in cash	$320	$343	$337

NON-CASH INVESTING AND FINANCING ACTIVITIES
Accounts receivable due for equipment loan	$—	$417	$—

Unrealized gain (loss) on investments, net	$209	$(399)	$(131)

Deferred stock-based compensation	$—	$(40)	$(634)

See accompanying notes.

Kosan Biosciences Incorporated

NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview

Kosan Biosciences Incorporated (the “Company” or “Kosan”) was incorporated under the laws of the State of California on January 6, 1995 and commenced operations in 1996. In July 2000, the Company was reincorporated under the laws of the state of Delaware.

Kosan is a biotechnology company advancing two new classes of anticancer agents through clinical development. The Company’s heat shock protein 90, or Hsp90, inhibitor, KOS-953, is in Phase I and II clinical trials, primarily for multiple myeloma and HER2 positive breast cancer. KOS-953 is the Company’s proprietary formulation of 17-AAG, a geldanamycin analog. In addition, intravenous and oral formulations of a second-generation Hsp90 inhibitor, KOS-1022, are currently in Phase I clinical trials. These compounds have a novel mechanism of action targeting multiple pathways involved in cancer cell growth and survival. The Company is collaborating with the National Cancer Institute (“NCI”), a component of the National Institutes of Health, in the development of 17-AAG and other analogs of geldanamycin for the treatment of cancer.

Kosan is also developing KOS-862 in Phase II clinical trials in breast cancer. KOS-862 is an epothilone with a mechanism of action similar to taxanes, one of the most successful classes of anti-tumor agents introduced in the last decade. Kosan’s follow-on epothilone D analog, KOS-1584, is in Phase I clinical trials. The epothilone program is partnered with Hoffmann-La Roche, Inc. and F. Hoffmann-La Roche Ltd. (collectively “Roche”) through a global development and commercialization agreement.

Kosan also has a motilin receptor agonist program for the stimulation of gastrointestinal movement, or GI motility. The Company has selected KOS-2187 as a clinical product candidate in this program.

Kosan also has additional research programs for cancer that are undergoing preclinical evaluation.

Kosan has funded its operations primarily through sales of common stock and convertible preferred stock, contract payments under its collaboration agreements, equipment financing arrangements and government grants.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the accompanying notes. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the financial statements in the period they are determined. Actual results could differ from those estimates.

Recent Accounting Pronouncement

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires that the compensation cost relating to share-based payment transactions, including stock options and employee stock purchase plans, be measured and recognized in the financial statements. The cost will be measured based on the fair value of the instruments issued. SFAS 123R replaces SFAS 123 and supersedes APB Opinion No. 25 (“APB 25”). As originally issued in 1995, SFAS 123 established as preferable the fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in APB 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used.

The Company adopted SFAS 123R on January 1, 2006 using the modified prospective basis, which requires the measurement and recognition of compensation expense for all stock-based compensation payments at the beginning

Kosan Biosciences Incorporated

NOTES TO FINANCIAL STATEMENTS (Continued)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

of the first quarter of adoption. The adoption of SFAS 123R will increase the Company’s future operating expenses but have no impact on the Company’s financial position.

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

The Company recognizes an impairment charge when the decline in the estimated fair value of a marketable security below the amortized cost is determined to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the duration of time and the severity to which the fair value has been less than its amortized cost, any adverse changes in the investees’ financial condition and associated downgrades to credit ratings and the Company’s intent and ability to hold the marketable security for a period of time sufficient to allow for any anticipated recovery in market value. For the years ended December 31, 2005, 2004 and 2003, the Company did not recognize an impairment charge related to its investment securities.

Restricted Cash

The Company held a restricted investment consisting of a certificate of deposit of approximately $949,000 at December 31, 2005 and 2004. This investment is carried at fair value and is restricted as to withdrawal under a letter of credit agreement related to a facility lease.

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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Year Ended December 31,
	2005	2004	2003
Net loss	$(29,637)	$(22,126)	$(9,668)

Weighted-average shares of common stock outstanding	29,227	28,934	25,692
Less: weighted-average shares subject to repurchase	(—)	(21)	(125)

Weighted-average shares used in computing basic and diluted net loss per common share	29,227	28,913	25,567

Basic and diluted net loss per common share	$(1.01)	$(0.77)	$(0.38)

The Company has excluded all convertible preferred stock, outstanding stock options and shares subject to repurchase from the calculation of diluted net loss per common share because all such securities are antidilutive for all applicable periods presented. The total number of outstanding stock options excluded from the calculations of diluted net loss per share, prior to application of the treasury stock method for options, was 4,902,597, 4,875,864, and 3,905,054 for the years ended December 31, 2005, 2004 and 2003, respectively. Such securities, had they been dilutive, would have been included in the computations of diluted net loss per share. See Note 11 for further information on these securities.

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

The Company’s valuation assumptions and pro forma information follows (in thousands, except valuation assumptions and per share amounts):

	Year Ended December 31,
	2005	2004	2003
Risk free interest rate	4.0%	2.7%	2.5%
Dividend yield	—	—	—
Expected life	4 years	4 years	4 years
Volatility	64%	70%	70%
Net loss attributable to common stockholders, as reported	$(29,637)	$(22,126)	$(9,668)
Add: Stock-based employee compensation expense included in reported net loss	—	152	308
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(2,312)	(3,897)	(2,631)

Pro forma net loss	$(31,949)	$(25,871)	$(11,991)

Basic and diluted net loss per common share:
As reported	$(1.01)	$(0.77)	$(0.38)
Pro forma	$(1.09)	$(0.89)	$(0.47)

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

Kosan Biosciences Incorporated

NOTES TO FINANCIAL STATEMENTS (Continued)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income/(Loss)

Comprehensive income/(loss) is comprised of net income and other comprehensive income/(loss), which includes certain changes in equity that are excluded from net income. The Company includes unrealized gains and losses on available-for-sale securities in other comprehensive income/(loss).

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

2. RESEARCH AND DEVELOPMENT AGREEMENTS

Roche

Effective September 2002, the Company entered into a research and development collaboration agreement (the “Agreement”) with Roche. Under the terms of the Agreement, Roche has worldwide exclusive rights to market and sell KOS-862 and other epothilones (including KOS-1584) in the field of oncology, and the Company will co-develop and has the right to co-promote the product in the United States. The Agreement provides for the Company to receive payments for the reimbursement of research and development expenditures, funding of a back-up program, achievement of clinical, regulatory and commercial milestones, development activities and royalties on sales of collaboration products. In addition, the Company has the opportunity to increase its royalties through a buy-in at a later stage of clinical development and by co-promotion of products resulting from the collaboration. Effective July 1, 2004, the Company entered into an amendment to the Agreement that provided for the reimbursement of costs that exceeded the previously stipulated amounts set forth in the Agreement.

For the years ended December 31, 2005, 2004 and 2003, the Company recognized $11.9 million, $20.5 million, and $26.9 million, respectively, of contract revenue pursuant to this agreement, of which $6.0 million was related to non-recurring milestones earned in 2003. Such amounts, excluding the ratable portion of initial payments and milestones, approximated research and development expenses under the collaboration agreement. Included in total Roche-related contract revenue for 2005, 2004 and 2003 was approximately $3.3 million, $5.4 million, and $3.4 million, respectively, related to the ratable portion of the $25.0 million initial fee that is being recognized through the current estimated clinical development period for existing product candidates in clinical trials. Any changes in the estimate of clinical development period will result in either an acceleration or further deferral of the related revenue

Kosan Biosciences Incorporated

NOTES TO FINANCIAL STATEMENTS (Continued)

2. RESEARCH AND DEVELOPMENT AGREEMENTS (Continued)

recognition. The Company’s research and development expenses do not reflect the costs incurred by our partners, Roche or the NCI, associated with the clinical trials they are conducting in connection with our epothilone and Hsp90 inhibitor programs, respectively.

At December 31, 2005 and 2004, $2.4 million and $2.6 million, or 72% and 57%, respectively, of accounts and other receivables were due from Roche. For the years ended December 31, 2005, 2004, and 2003, the Company recognized $11.9 million, $20.5 million, and $26.9 million of contract revenue from Roche representing 89%, 90%, and 86% of total revenues for fiscal years 2005, 2004, and 2003, respectively.

Johnson & Johnson Pharmaceutical Research and Development, LLC

Effective September 1998, the Company entered into a collaborative agreement with The R.W. Johnson Pharmaceutical Research Institute, LLC and Ortho-McNeil Pharmaceutical, Inc., both Johnson & Johnson companies. Effective December 28, 2003, the agreement expired and the rights to compounds and technologies developed in the collaboration reverted to the Company. For the year ended December 31, 2003, the Company recognized $1.2 million of contract revenue pursuant to this agreement, including a non-recurring milestone of $250,000. Such amounts, excluding initial and milestone payments, approximated research and development expenses under the collaboration.

License Agreements

The Company has collaborative and license agreements with several academic, government and medical institutions. Included in research and development expenses were fees incurred in connection with these agreements of approximately $428,000, $1.0 million, and $2.5 million for the years ended December 31, 2005, 2004 and 2003, respectively.

3. INVESTMENTS

The amortized cost and fair value of securities, with gross unrealized gains and losses, at December 31, were as follows (in thousands):

	2005				2004
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Debt Securities:
US agency notes	$23,067	$—	$(129)	$22,938	$45,780	$—	$(194)	$45,586
Corporate bonds	12,529	—	(40)	12,489	23,265	—	(184)	23,081

	$35,596	$—	$(169)	$35,427	$69,045	$—	$(378)	$68,667

The fair value of available-for-sale securities by contractual maturity at December 31, were as follows (in thousands):

2005
Within one year	$35,427
Greater than one year, less than two years	—

$35,427

Kosan Biosciences Incorporated

NOTES TO FINANCIAL STATEMENTS (Continued)

4. PROPERTY AND EQUIPMENT

Property and equipment at December 31, consisted of the following (in thousands):

	2005	2004
Lab equipment	$10,664	$9,690
Leasehold improvements	5,092	4,752
Computer equipment and software	2,055	1,972
Office furniture	478	441

	18,289	16,855
Less accumulated depreciation and amortization	(12,228)	(9,696)

	$6,061	$7,159

Depreciation and amortization expense was $2.5 million, $2.5 million, and $2.3 million for the years ended December 31, 2005, 2004 and 2003, respectively. Property and equipment financed under capital leases amounted to $562,000 at December 31, 2005 and 2004. Accumulated amortization related to this property and equipment amounted to $562,000 at December 31, 2005 and 2004.

5. EQUIPMENT FINANCING

The Company financed certain equipment and facility improvements under debt obligations. As of December 31, 2005, future minimum loan payments under these obligations were as follows (in thousands):

Year ended December 31,
2006	$2,064
2007	1,268
2008	530
2009	112

Total minimum debt payments	3,974
Less amount representing interest	(335)

Present value of net minimum payments	3,639
Less current portion	(1,854)

Long-term portion	$1,785

In April 2004, the Company entered into a $3.5 million equipment line of credit agreement. Each draw has an interest rate that is fixed at the time of draw down. As of December 31, 2005, the Company utilized approximately $2.4 million of the line of credit. The term of the debt obligations is 48 months. Interest rates are fixed at the time of the draw down, with rates ranging from 6.31% to 8.90%. Obligations under the loans are secured by the underlying assets financed.

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

Minimum annual rental commitments at December 31, 2005 were as follows (in thousands):

Year ended December 31,
2006	$1,624
2007	1,679
2008	1,163
2009	1,088
2010	1,127
Thereafter	2,578

Total minimum payments	$9,259

The Company holds a stand-by letter of credit for approximately $903,000 from a commercial bank as security for the Company’s obligation under one of its facility leases. The letter of credit is secured by a certificate of deposit in the amount of $949,000 held in an investment account that the Company must maintain for the term of the letter of credit. The investment account is classified as restricted cash on the balance sheet.

Rent expense for operating leases was approximately $1.7 million, $1.7 million, and $1.8 million for the years ended December 31, 2005, 2004 and 2003, respectively.

7. ACCRUED LIABILITIES

Accrued liabilities at December 31, consisted of the following (in thousands):

	2005	2004
Research and development-related	$3,115	$2,896
Compensation-related	1,438	1,602
Professional services	899	718
Facilities-related	767	948
Other	241	291

	$6,460	$6,455

8. COMMITMENTS

Purchase obligations

At December 31, 2005, the Company had outstanding purchase obligations, primarily for manufacturing activities, totaling $1.5 million.

9. LINE OF CREDIT FACILITY

In July 2005, the Company entered into a $35.0 million secured line of credit facility with Silicon Valley Bank (“Bank”), a subsidiary of SVB Financial Group. Under the terms of the agreement, the Company has the option of making up to two draws through May 31, 2006, with a minimum initial draw of $15.0 million. In the event the Company draws

Kosan Biosciences Incorporated

NOTES TO FINANCIAL STATEMENTS (Continued)

9. LINE OF CREDIT FACILITY (Continued)

down less than $35.0 million by May 31, 2006, the Company will be required to pay 0.75% of the unused amount of the credit facility. The credit facility contains financial covenants, including covenants requiring the Company to maintain: a ratio of unrestricted cash and cash equivalents, investments and eligible accounts to the aggregate principal amount outstanding under the line of credit of at least 1.3 to 1; at least six months “remaining months liquidity,” which is calculated by dividing (i) cash and cash equivalents, investments and eligible accounts by (ii) the Company’s cash utilization calculated on a rolling three-month basis; and aggregate balances in its investment and operating accounts with Bank or SVB Asset Management equal to the lesser of (a) the amount of the aggregate outstanding principal amount under the line of credit plus $5.0 million; and (b) 85% of the Company’s aggregate cash and investment account balances. As of December 31, 2005, the Company had not made any draws on the facility.

10. RELATED PARTY TRANSACTIONS

For the years ended December 31, 2005 and 2004, the Company had outstanding full recourse employee loans of $59,000 and $115,000, respectively, issued from March 2001 to September 2004. These loans bear interest at rates ranging from 2.34% to 6.00% and are due through October 2007. The loans are included on the balance sheet in other assets and notes receivable from related parties. In accordance with the original terms of the loan agreement, 50% of the note to an officer totaling $150,000 was forgiven upon the third anniversary date of the officer’s employment in 2003, and the remaining 50% was forgiven upon the fourth anniversary date in 2004. The Company has not issued any loans to officers or directors subsequent to the passage of Sarbanes-Oxley Act in 2002.

11. STOCKHOLDERS’ EQUITY

Registered Direct Offering

In December 2003, the Company completed a registered direct offering of 3,115,000 shares of common stock at a price of $9.00 per share. The Company received approximately $26.0 million in net proceeds after placement agent fees and other offering costs.

Common Stock and Common Stock Subject to Repurchase

Under the terms of the 1996 Stock Option Plan (the “1996 Plan”), options granted before the Company’s initial public offering of common stock are exercisable when granted, and if exercised prior to vesting, such shares are subject to repurchase upon termination of employment or consulting agreement at a price per share equal to the original exercise price. Repurchase rights lapse over the vesting periods, which are generally four years. At December 31, 2005, there were no shares were subject to repurchase. Stock options granted after the Company’s initial public offering of common stock are exercisable only for the portion of the stock options that have vested.

1996 Stock Option Plan

In 1996, the board of directors adopted the 1996 Plan that provides for the granting of incentive stock options and nonstatutory stock options to employees, officers, directors and consultants of the Company. The maximum number of aggregate shares that may be optioned and sold under the plan is 9,225,000 at December 31, 2005, plus an annual increase to be added on January 1 of each year that may be the lesser of 1,125,000 shares, 5% of the outstanding shares on such date or a lesser amount as determined by the board, beginning in 2001. Incentive stock options may be granted with exercise prices not less than fair value, and nonstatutory stock options may be granted with exercise prices not less than 85% of the fair value on the date of grant. The fair value of grants before the Company’s initial

Kosan Biosciences Incorporated

NOTES TO FINANCIAL STATEMENTS (Continued)

11. STOCKHOLDERS’ EQUITY (Continued)

public offering was determined by the board of directors. The fair value of grants after the Company’s initial public offering of common stock is determined by the closing market price of the Company’s common stock as listed on any established stock exchange on the date of grant. Stock options granted to a stockholder owning more than 10% of voting stock of the Company may be granted with an exercise price of not less than 110% of the fair value on the date of grant. Options expire no later than ten years from the date of the grant. The number of shares, terms and exercise period are determined by the board of directors. Options generally vest at 25% per year over a four-year period. The 1996 Plan will expire in June 2006, unless terminated in accordance with the provisions of the 1996 Plan.

2000 Employee Stock Purchase Plan

In March 2000, the Company adopted the 2000 Employee Stock Purchase Plan (the “Purchase Plan”). The maximum number of shares available for issuance is 600,000 at December 31, 2005, plus an annual increase on January 1 of each year, beginning in 2001, equal to the lesser of 150,000 shares, 0.75% of the outstanding shares on such date or such amount as determined by the board. The Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the common stock on the first day of the offering or 85% of the fair market value of the Company’s common stock on the purchase date. Each offering period is for approximately six months, with the initial offering period commencing on October 5, 2000. As of December 31, 2005, 598,327 shares were issued under the Purchase Plan.

2000 Non-Employee Directors’ Plan

In March 2000, the Company adopted the 2000 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”). The maximum number of shares of common stock available for issuance is 400,000 at December 31, 2005. The Directors’ Plan provides for an annual increase on January 1 of each year, beginning in 2001, equal to the lesser of 150,000 shares, 0.75% of the outstanding shares on such date or a lesser amount as determined by the board. In May 2002, stockholders approved an amendment to the Directors’ Plan to increase the number of options that may be granted to each non-employee director and adjust the date of grant and the term over which shares vest. Under the Directors’ Plan, as amended, each non-employee director who becomes a director of the Company will be automatically granted a non-statutory stock option to purchase 20,000 shares of common stock on the date on which such person first becomes a director, and such option will vest over four years. Beginning with the 2002 Annual Stockholders Meeting and each year thereafter, each non-employee director will automatically be granted, one day following each year’s annual meeting of stockholders, a non-statutory option to purchase 5,000 shares of common stock, which will vest one day before the annual meeting of stockholders subsequent to the date of grant. The exercise price of options under the Directors’ Plan will be equal to the fair market value of the common stock on the date of grant.

The maximum term of the options granted under the Directors’ Plan is ten years. The Directors’ Plan will terminate in March 2010, unless terminated in accordance with the provisions of the Directors’ Plan. As of December 31, 2005, options to purchase 229,500 shares were granted under the Directors’ Plan.

Kosan Biosciences Incorporated

NOTES TO FINANCIAL STATEMENTS (Continued)

11. STOCKHOLDERS’ EQUITY (Continued)

A summary of stock option activity is as follows:

		Options Outstanding
	Shares Available For Grant	Number of Shares	Exercise Price	Aggregate Price	Weighted- Average Exercise Price
Balances at December 31, 2002	946,056	3,080,345		$21,808,633	$7.08
Additional reserved	500,000	—	—	—	—
Granted	(1,186,195)	1,186,195	$5.62–$11.22	10,657,920	$8.98
Canceled	174,708	(174,708)	$0.33–$10.50	(1,294,456)	$7.42
Exercised	—	(186,778)	$0.33–$7.75	(325,883)	$1.74

Balances at December 31, 2003	434,569	3,905,054		$30,846,214	$7.90
Additional reserved	1,000,000	—	—	—	—
Granted	(1,423,275)	1,423,275	$5.93–$14.44	10, 661,163	$7.49
Canceled	212,697	(212,697)	$2.00–$14.44	(1, 605,108)	$7.55
Exercised	—	(239,768)	$0.33–$12.75	(907,026)	$3.78

Balances at December 31, 2004	223,991	4,875,864		$38,995,243	$8.00
Additional reserved	1,225,000	—	—	—	—
Granted	(1,025,000)	1,025,000	$4.55–$8.96	6,351,213	$6.20
Canceled	917,867	(917,867)	$2.00–$14.40	(7,920,277)	$8.63
Exercised	—	(80,400)	$0.15–$8.25	(320,322)	$3.98

Balances at December 31, 2005	1,341,858	4,902,597		$37,105,857	$7.57

The following table summarizes information with respect to stock options outstanding at December 31, 2005:

Options Outstanding				Options Vested
Range of Exercise Price	Number of Shares	Weighted- Average Remaining Contractual Life (In Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$0.15–$ 5.93	791,622	7.95	$4.24	270,795	$2.95
$6.04–$ 6.30	933,024	8.57	$6.25	336,748	$6.18
$6.50–$ 7.10	721,783	7.24	$6.69	447,348	$6.64
$7.15–$ 8.70	708,829	7.93	$7.62	341,160	$7.82
$8.80–$9.70	761,375	6.15	$9.31	669,602	$9.37
$10.20–$14.44	985,964	7.21	$10.75	653,881	$10.82

	4,902,597	7.53	$7.57	2,719,534	$8.04

Kosan Biosciences Incorporated

NOTES TO FINANCIAL STATEMENTS (Continued)

11. STOCKHOLDERS’ EQUITY (Continued)

Of the 4,902,597 options outstanding, 2,719,534 options were exercisable as of December 31, 2005. The weighted-average fair value of options granted and outstanding was $7.57, $8.00, and $7.90 as of the years ended December 31, 2005, 2004 and 2003, respectively.

Non-Employee Stock-Based Compensation

As of December 31, 2005, the Company had issued consultant stock options totaling approximately 1,118,000 shares with exercise prices ranging from $0.15 to $14.40 and terms up to ten years. Compensation related to the grants of stock options is recorded in accordance with SFAS 123 and EITF 96-18 using the Black-Scholes Model. The Company recognized other stock-based compensation for grants to non-employees of approximately $355,000, $605,000, and $619,000 for the years ended December 31, 2005, 2004 and 2003, respectively. The measurement of stock-based compensation to non-employees is subject to periodic adjustment as the underlying awards vest.

Reserved Shares

As of December 31, 2005, the Company had reserved shares of common stock for future issuance as follows:

Shares Reserved
Stock option plans	6,244,455
Employee Stock Purchase Plan	1,673

6,246,128

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

Kosan Biosciences Incorporated

NOTES TO FINANCIAL STATEMENTS (Continued)

11. STOCKHOLDERS’ EQUITY (Continued)

The board of directors can redeem the Rights at any time prior to a person becoming an Acquiring Person at a redemption price of $0.001 per Right. In addition, the board of directors may, after any time a person becomes an Acquiring Person, exchange each Right for one share of common stock of the Company. As of December 31, 2005, no shares had been issued under the Rights Plan.

12. COMPREHENSIVE INCOME/(LOSS)

Comprehensive loss was as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Net loss	$(29,637)	$(22,126)	$(9,668)
Unrealized loss on available-for-sale securities	209	(399)	(131)

Comprehensive loss	$(29,428)	$(22,525)	$(9,799)

13. INCOME TAXES

As of December 31, 2005, the Company had federal net operating loss carryforwards and federal research and development tax credit carryforwards of approximately $92.5 million and $1.8 million, respectively. The federal net operating loss and research and development credit carryforwards will expire at various dates beginning in the year 2010 through 2025, if not utilized. As of December 31, 2005, the Company had state net operating loss carryforwards and state research and development tax credit carryforwards of approximately $67.0 million and $1.8 million, respectively. The state net operating loss carryforwards will expire at various dates from 2006 through 2015, if not utilized. The state research and development carryforwards do not expire.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets for financial reporting and the amount used for income tax purposes. Significant components of the Company’s deferred tax assets for federal income taxes as of December 31 were as follows (in thousands):

	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$35,540	$23,395
Deferred revenue	4,860	6,170
Depreciable assets	1,180	1,015
Research and development credits	2,930	2,190
Capitalized research and development expenses	1,330	1,620
Other	1,020	990

Total deferred tax assets	46,860	35,380

Valuation allowance	(46,860)	(35,380)

Net deferred taxes	$—	$—

Kosan Biosciences Incorporated

NOTES TO FINANCIAL STATEMENTS (Continued)

13. INCOME TAXES (Continued)

Due to the Company’s lack of earnings history, the total deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $11.5 million and $9.3 million during the years ended December 31, 2005 and 2004, respectively.

14. SUBSEQUENT EVENTS

In March 2006, the Company implemented a corporate restructuring, reflecting a realignment of research priorities and corporate operations to support its clinical product candidates and pipeline opportunities. As a result, the Company reduced its workforce by 39 positions, from 119 to 80 full-time employees, primarily in research and general and administration. The Company expects to complete the restructuring in the first quarter of 2006.

The reduction in workforce is currently anticipated to result in a severance related charge of approximately $0.5 million to $0.6 million, representing the total estimated amount of the charge to be incurred in connection with the restructuring.

15. QUARTERLY INFORMATION (Unaudited)

The Company’s quarterly results were as follows (in thousands, except per share amounts):

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,	Total
2005
Revenue	$2,875	$3,338	$3,217	$3,980	$13,410
Loss from operations	(8,321)	(7,656)	(7,881)	(7,170)	(31,028)
Net loss	(8,015)	(7,316)	(7,531)	(6,775)	(29,637)
Basic and diluted earnings per common share	$(0.28)	$(0.25)	$(0.26)	$(0.23)	$(1.01)
2004
Revenue	$6,361	$5,940	$6,757	$3,834	$22,892
Loss from operations	(4,383)	(5,448)	(6,150)	(7,236)	(23,217)
Net loss	(4,125)	(5,180)	(5,872)	(6,949)	(22,126)
Basic and diluted earnings per common share	$(0.14)	$(0.18)	$(0.20)	$(0.24)	$(0.77)