Form 10-Q
period 2006-03-31
KOSAN BIOSCIENCES INC
filed 2006-05-10
CIK 1110206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2006.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer  ☐                Accelerated filer  ☒                Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $.001 par value; 34,554,753 shares outstanding at April 30, 2006.

KOSAN BIOSCIENCES INCORPORATED

Form 10-Q

Quarter Ended March 31, 2006

PART I. FINANCIAL INFORMATION

Item 1: Condensed Financial Statements and Notes

KOSAN BIOSCIENCES INCORPORATED

CONDENSED BALANCE SHEETS

(in thousands)

	March 31, 2006	December 31, 2005 (1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,524	$18,750
Short-term investments	29,983	35,427
Accounts receivable	2,013	3,319
Prepaid and other current assets	1,290	1,192

Total current assets	47,810	58,688
Restricted cash	949	949
Property and equipment, net	5,617	6,061
Other assets and notes receivable from related parties	331	299

Total assets	$54,707	$65,997

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,984	$2,639
Accrued liabilities	6,572	6,460
Current portion of deferred revenue	3,277	3,277
Current portion of equipment loans	1,733	1,854

Total current liabilities	13,566	14,230
Deferred revenue, less current portion	8,056	8,876
Equipment loans, less current portion	1,625	1,785
Stockholders’ equity:
Common stock	29	29
Additional paid-in capital	172,931	172,083
Accumulated other comprehensive income	(82)	(169)
Accumulated deficit	(141,418)	(130,837)

Total stockholders’ equity	31,460	41,106

Total liabilities and stockholders’ equity	$54,707	$ 65,997

(1)	The balance sheet data at December 31, 2005 has been derived from the audited financial statements at that date.

See accompanying notes.

KOSAN BIOSCIENCES INCORPORATED

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2006	2005
Revenues:
Contract revenue	$2,732	$2,616
Grant revenue	229	259

Total revenues	2,961	2,875

Operating expenses:
Research and development (including charges for stock-based compensation of $342 and $77, respectively)	11,350	9,655
General and administrative (including charges for stock-based compensation of $193 and $39, respectively)	2,559	1,541

Total operating expenses	13,909	11,196

Loss from operations	(10,948)	(8,321)
Other income, net	367	306

Net loss	$(10,581)	$(8,015)

Basic and diluted net loss per common share	$(0.36)	$(0.28)

Shares used in computing basic and diluted net loss per common share	29,403	29,099

See accompanying notes.

KOSAN BIOSCIENCES INCORPORATED

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2006	2005
Operating activities
Net loss	$(10,581)	$(8,015)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	603	637
Amortization of investment premiums and discounts	11	250
Amortization of stock-based compensation	535	115
Changes in assets and liabilities:
Accounts receivable	1,306	1,951
Prepaid and other current assets	(98)	2
Other assets and notes receivable from related parties	(32)	31
Accounts payable and accrued liabilities	(543)	(1,273)
Deferred revenue	(820)	(819)

Net cash used in operating activities	(9,619)	(7,121)

Investing activities
Acquisition of property and equipment	(159)	(263)
Purchase of investments	(6,130)	(7,000)
Proceeds from maturity of investments	11,650	18,614

Net cash provided by investing activities	5,361	11,351

Financing activities
Proceeds from issuance of common stock	313	316
Proceeds from equipment loans	270	944
Principal payments under equipment loans	(551)	(533)

Net cash provided by financing activities	32	727

Net increase (decrease) in cash and cash equivalents	(4,226)	4,957
Cash and cash equivalents at beginning of period	18,750	13,777

Cash and cash equivalents at end of period	$14,524	$18,734

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

Kosan is also developing KOS-862 in Phase II clinical trials in breast cancer. KOS-862 is an epothilone with a mechanism of action similar to taxanes, one of the most successful classes of anti-tumor agents. Kosan’s follow-on epothilone, KOS-1584, is in Phase I clinical trials. The epothilone program is partnered with Hoffmann-La Roche, Inc. and F. Hoffmann-La Roche Ltd. (collectively “Roche”) through a global development and commercialization agreement.

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. The information as of March 31, 2006, and for the three months ended March 31, 2006 and 2005, reflects all adjustments (including normal recurring adjustments) that the management of the Company believes are necessary for a fair presentation of the results for the periods presented. Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 16, 2006.

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

The Company recognizes an impairment charge when the decline in the estimated fair value of a marketable security below the amortized cost is determined to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the duration of time and the severity to which the fair value has been less than its amortized cost, any adverse changes in the investees’ financial condition and associated downgrades to credit ratings and the Company’s intent and ability to hold the marketable security for a period of time sufficient to allow for any anticipated recovery in market value. For the three months ended March 31, 2006 and 2005, the Company did not recognize an impairment charge related to its investment securities.

Restricted Cash

The Company held a restricted investment consisting of a certificate of deposit of approximately $949,000 at March 31, 2006 and December 31, 2005. This investment is carried at fair value and is restricted as to withdrawal under a letter of credit agreement related to a facility lease.

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

Research and Development

Research and development consists of costs incurred for Company-sponsored and collaborative research and development activities. These costs consist primarily of salaries and other personnel-related expenses, including associated stock-based compensation, facility-related expenses, licensing-related expenses, depreciation of facilities and equipment, lab consumables, services performed by clinical research organizations and research institutions, external manufacturing and other outside service providers. Expenses related to clinical trials generally are accrued based on the level of patient enrollment and activity according to the protocol. The Company monitors patient enrollment level and related activity to the extent possible and adjusts estimates accordingly.

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

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) or “SFAS 123R”, “Share-Based Payment”, using the modified prospective transition method. SFAS 123R requires that the compensation cost relating to share-based payment transactions, including stock options and employee stock purchase plans, be recognized in the financial statements. Under this transition method, stock-based compensation expense is recognized for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, “Accounting for Stock-Based Compensation”. Stock-based compensation expense for all stock-based compensation awards granted after December 31, 2005 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs net of an expected forfeiture rate on a graded-vesting basis over the requisite service period of the award, which is generally the option vesting term of one or four years. Prior to the adoption of SFAS 123R, the Company accounted for common stock options granted to employees using the intrinsic value method and, thus, recognized compensation expense for options granted with exercise prices less than the fair value of the Company’s common stock on the date of the grant. Compensation related to the grants of stock options to non-employees is recorded in accordance with SFAS 123 and EITF 96-18. The measurement of stock-based compensation to non-employees is subject to periodic adjustment as the underlying awards vest. See Note 3 Stock-Based Compensation for further information.

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

Roche (continued)

costs that exceeded the previously stipulated amounts set forth in the Agreement. On March 27, 2006, the Company entered into a letter agreement with Roche replacing a particular at-risk milestone payment obligation in the Agreement with an obligation by Roche to reimburse the Company for certain patent expenses up to a specified amount at the time set forth in the letter agreement. The letter agreement had no effect on revenue recognized by the Company in the current quarter or historically. For the three months ended March 31, 2006 and 2005, the Company recognized revenue related to the Agreement of approximately $2.7 million and $2.6 million, respectively.

License Agreements

The Company has collaborative and license agreements with several academic, government and medical institutions. Included in research and development expenses were total payments made under these agreements of approximately $77,000 and $140,000 for the three months ended March 31, 2006 and 2005, respectively.

3. Stock-Based Compensation

At March 31, 2006, the Company had the following stock-based compensation plans:

1996 Stock Option Plan

The Company’s 1996 Stock Option Plan (the “1996 Plan”) provides for the granting of incentive stock options and nonstatutory stock options to employees, officers, directors and consultants of the Company. The maximum number of aggregate shares that may be optioned and sold under the 1996 Plan is 9,475,000 as of March 31, 2006. The 1996 Plan provides for an annual increase of shares on January 1 of each year that may be the lesser of 1,125,000 shares, 5% of the outstanding shares on such date or a lesser amount as determined by the Company’s board. Incentive stock options may be granted with exercise prices not less than fair value, and nonstatutory stock options may be granted with exercise prices not less than 85% of the fair value on the date of grant. The fair value of grants is determined by the closing market price of the Company’s common stock as listed on any established stock exchange on the date of grant. Stock options granted to a stockholder owning more than 10% of voting stock of the Company may be granted with an exercise price of not less than 110% of the fair value on the date of grant. Options expire no later than ten years from the date of the grant. The number of shares, terms and exercise period are determined by the Company’s board of directors. Options generally vest at 25% per year over a four-year period. The 1996 Plan will expire in June 2006, unless terminated in accordance with the provisions of the 1996 Plan.

KOSAN BIOSCIENCES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)

(unaudited)

3. Stock-Based Compensation (continued)

2000 Employee Stock Purchase Plan

The Company’s 2000 Employee Stock Purchase Plan (the “Purchase Plan”) permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering 2000 Employee Stock Purchase Plan periods. The maximum number of shares available for issuance pursuant to the Purchase Plan is 750,000, as of March 31, 2006. The Purchase Plan provides for an annual increase of shares on January 1 of each year equal to the lesser of 150,000 shares, 0.75% of the outstanding shares on such date or such amount as determined by the Company’s board. The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the common stock on the first day of the offering or 85% of the fair market value of the Company’s common stock on the purchase date. Each offering under the Purchase Plan is for a six-month period.

2000 Non-Employee Directors’ Plan

The Company’s 2000 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”) provides for the granting of nonstatutory stock options to directors of the Company. The maximum number of shares of common stock available for issuance pursuant to the Directors’ Plan is 500,000, as of March 31, 2006. The Directors’ Plan provides for an annual increase of shares on January 1 of each year equal to the lesser of 150,000 shares, 0.75% of the outstanding shares on such date or a lesser amount as determined by the Company’s board. Under the Directors’ Plan, as amended, each non-employee director who becomes a director of the Company will be automatically granted a non-statutory stock option to purchase 20,000 shares of common stock on the date on which such person first becomes a director, and such option will vest over four years. Beginning with the 2002 Annual Stockholders Meeting and each year thereafter, each non-employee director will automatically be granted, one day following each year’s annual meeting of stockholders, a non-statutory option to purchase 5,000 shares of common stock, which will vest one day before the annual meeting of stockholders subsequent to the date of grant. The exercise price of options under the Directors’ Plan will be equal to the fair market value of the common stock on the date of grant. The maximum term of the options granted under the Directors’ Plan is ten years.

Prior to January 1, 2006, the Company provided pro forma disclosure amounts in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”), as if the fair value method defined by SFAS 123 had been applied to its stock-based compensation. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method and therefore has not restated prior periods’ results. Under this transition method, stock-based compensation expense for the first quarter of 2006 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all share-based payment awards granted after December 31, 2005 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs net of an expected forfeiture rate on a graded-vesting basis over the requisite service period of the award, which is generally the option vesting term of one or four years.

KOSAN BIOSCIENCES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)

(unaudited)

3. Stock-Based Compensation (continued)

As a result of adopting SFAS 123R, the Company’s net loss for the three months ended March 31, 2006 was approximately $442,000 greater than if the Company had continued to account for stock-based compensation under Accounting Principles Board Opinion No. 25. The impact on both basic and diluted earnings per share for the three months ended March 31, 2006 was $0.02 per share. Due to the Company’s lack of earnings history, no income tax benefit or cash flow effect is recognized as any resulting deferred tax asset is fully offset by a valuation allowance.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data) had the Company applied the fair value recognition provisions under SFAS 123 in 2005:

Three Months Ended March 31, 2005
Net loss attributable to common stockholders, as reported	$(8,015)
Plus:Stock-based employee compensation expense included in reported net loss	—
Less: Stock-based employee compensation expense determined under fair value based method for all awards	(608)

Pro forma net loss	$(8,623)

Basic and diluted net loss per common share:
As reported	$(0.28)
Pro forma	$(0.30)

The Company uses the Black-Scholes-Merton closed-form model to value stock-based compensation expense. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The table below presents the valuation assumptions used to determine stock-based compensation expense under the provisions of SFAS 123R. Expected term is based on the simplified method allowed under the provisions of Staff Accounting Bulletin (“SAB”) No. 107 and may only be applied through December 31, 2007. The risk-free interest rate is based on the U.S. Treasury zero coupon issues with an equivalent remaining term at the time of the option grant. Expected volatility is based on the Company’s historical volatility and other factors.

KOSAN BIOSCIENCES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)

(unaudited)

3. Stock-Based Compensation (continued)

	March 31, 2006	March 31, 2005
Expected term (in years)	6.25	4.00
Risk-free interest rate	4.71	4.00
Expect volatility	67%	64%
Expected dividends	—	—

A summary of stock option activity and changes through the period ending March 31, 2006 is as follows:

Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Instrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at December 31, 2005	4,902	$7.57
Granted	155	$4.65
Forfeited or expired	(509)	$6.89
Exercised	(34)	$3.53

Outstanding at March 31, 2006	4,514	$7.58	7.23	$1,309

Vested and expected to vest at March 31, 2006	4,299	$7.65	7.13	$1,202
Exercisable at March 31, 2006	2,818	$8.05	6.31	$741

The weighted-average grant-date fair value of options granted during the quarter ending March 31, 2006 and 2005 was $3.02 and $2.42, respectively. The total intrinsic value of options exercised during the quarter ending March 31, 2006 and 2005 was approximately $73,000 and $7,000, respectively.

KOSAN BIOSCIENCES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)

(unaudited)

3. Stock-Based Compensation (continued)

A summary of the nonvested shares as of December 31, 2005, and changes during the period ended March 31, 2006, is presented below:

Nonvested shares	Number of Shares	Weighted- Average Grant Date Fair Value
	(in thousands)
Nonvested at December 31, 2005	2,183	$6.98
Granted	155	$4.65
Vested	(132)	$7.04
Forfeited or expired	(510)	$6.89

Nonvested at March 31, 2006	1,696	$6.79

As of March 31, 2006, there was approximately $3.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the option plans. The cost is expected to be recognized over a weighted-average period of 2.9 years.

4. Comprehensive Loss

For the three months ended March 31, 2006 and 2005, comprehensive loss was as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Net loss	$(10,581)	$(8,015)
Unrealized gain (loss) on available-for-sale securities	87	(74)

Comprehensive loss	$(10,494)	$(8,089)

KOSAN BIOSCIENCES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)

(unaudited)

5. Equipment Financing

The Company finances certain equipment and facility improvements under debt obligations with terms of 48 months. In April 2004, the Company entered into a $3.5 million equipment line of credit agreement, of which $2.6 million had been utilized as of March 31, 2006. The interest rates of each of the loans are fixed at the time of the draw down, with the interest rates ranging from 6.31% to 9.07%. Obligations under the loans are secured by the assets financed under the loans.

6. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2006	December 31, 2005
Research and development-related	$3,855	$3,115
Compensation-related	693	1,438
Professional services	1,008	899
Facilities-related	768	767
Other	248	241

	$6,572	$6,460

7. Line of Credit Facility

In July 2005, the Company entered into a $35.0 million secured line of credit facility with Silicon Valley Bank (“Bank”), a subsidiary of SVB Financial Group. Under the terms of the agreement, the Company has the option of making up to two draws through May 31, 2006, with a minimum initial draw of $15.0 million. In the event the Company draws down less than $35.0 million by May 31, 2006, the Company will be required to pay 0.75% of the unused amount of the credit facility. The credit facility contains financial covenants, including covenants requiring the Company to maintain: a ratio of unrestricted cash and cash equivalents, investments and eligible accounts to the aggregate principal amount outstanding under the line of credit of at least 1.3 to 1; at least six months “remaining months liquidity,” which is calculated by dividing (i) cash and cash equivalents, investments and eligible accounts by (ii) the Company’s cash utilization calculated on a rolling three-month basis; and aggregate balances in its investment and operating accounts with Bank or SVB Asset Management equal to the lesser of (a) the amount of the aggregate outstanding principal amount under the line of credit plus $5.0 million; and (b) 85% of the Company’s aggregate cash and investment account balances. As of March 31, 2006, the Company had not made any draws on the facility.

KOSAN BIOSCIENCES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)

(unaudited)

8. Restructuring Charge

In March 2006, the Company implemented and completed a corporate restructuring, reflecting a realignment of research priorities and corporate operations to support its clinical product candidates and pipeline opportunities. As a result, the Company reduced its workforce by 39 positions, from 119 to 80 full-time employees, primarily in research and general and administrative.

The reduction in workforce resulted in a one-time severance-related charge of approximately $0.6 million, all of which was recognized in the three months ended March 31, 2006. Approximately $50,000 of such costs were accrued at March 31, 2006.

9. Subsequent Event

In April 2006, the Company completed a public offering of 5,100,000 shares of its common stock at a public offering price of $5.00 per share. The aggregate proceeds of the offering, net of offering costs, were approximately $23.9 million.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements about:

•	our strategy, including our plans with respect to the timing of announcements of clinical data and initiation of clinical trials;

•	the progress and results of our research and development programs, including clinical testing;

•	sufficiency of our cash resources;

•	revenues from existing and new collaborations;

•	product development;

•	our research and development and other expenses; and

•	our operations and legal risks.

In some cases, forward-looking statements can be identified by words such as “expect,” “anticipate,” “intend,” “believe,” “hope,” “assume,” “estimate,” “plan,” “will” and other similar words and expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Discussions containing these forward-looking statements may be found throughout this Form 10-Q, including the section entitled “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements involve risks and uncertainties, including the risks discussed below in Part II, Item 1A “Risk Factors” that could cause our actual results to differ materially from those in the forward-looking statements. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document. The risks discussed below in Part II, Item 1A “Risk Factors” and elsewhere in this report should be considered in evaluating our prospects and future financial performance.

Overview

We are a biotechnology company advancing two new classes of anticancer agents, Hsp90 inhibitors and epothilones, through clinical development. Following is the status of our product candidates.

Hsp90 Inhibitors

•	KOS-953. KOS-953 is our proprietary formulation of 17-AAG, a geldanamycin analog. KOS-953 is in Phase I and II clinical trials, primarily for multiple myeloma and HER2 positive breast cancer. In 2006, we expect to announce interim results and the recommended Phase II dose from our Phase Ib clinical study of KOS-953 in combination with Velcade® in patients with multiple myeloma. We also expect to announce interim results from our Phase Ib/II clinical trial of KOS-953 in combination with Herceptin® in patients with HER2 positive breast cancer in mid-2006. If our multiple myeloma Phase Ib results are favorable, we intend to initiate a Phase II/III registration study of KOS-953 in combination with Velcade® in patients with relapsed refractory multiple myeloma in late 2006 or early 2007.

•	KOS-1022. Intravenous and oral formulations of a second-generation Hsp90 inhibitor, KOS-1022, are currently in Phase I clinical trials. Intravenous KOS-1022 is also being studied in a Phase Ib clinical trial in combination with Herceptin®. In mid-2006, we expect to announce interim results from the initial Phase I clinical trial of intravenous KOS-1022. If the final results from this Phase I clinical trial, and our Phase Ib/II clinical trial of KOS-953 in combination with Herceptin® in patients with HER2 positive breast cancer, are favorable, we intend to initiate late-stage clinical trials of intravenous KOS-1022 in combination with Herceptin® in patients with HER2 positive breast cancer in 2007. We anticipate that KOS-953 will be developed for use in multiple myeloma and KOS-1022 will be developed for other indications such as HER2 positive breast cancer.

Epothilones

•	KOS-862. KOS-862 is being evaluated in a Phase II clinical trial in patients with metastatic breast cancer. In addition, KOS-862 is being evaluated in the Phase II portion of a Phase Ib/II clinical trial in combination with Herceptin® in patients with HER2 positive locally advanced or metastatic breast cancer. We expect that interim results from the Phase Ib/II clinical trial of KOS-862 in combination with Herceptin® will be announced in mid-2006.

•	KOS-1584. KOS-1584 is our second-generation epothilone anticancer candidate that is being evaluated in two dose-escalating Phase I clinical trials in patients with solid tumors. We expect to announce interim results from our KOS-1584 Phase I clinical trials in mid-2006.

Our epothilone program is partnered with Roche through a global development and commercialization agreement. Roche is funding all of the current KOS-862 and KOS-1584 clinical trials. We anticipate that Roche will pursue late-stage clinical development of only one of our epothilone product candidates, if any. We anticipate that Roche will make a decision in this regard in 2006.

We also have a motilin receptor agonist program for gastrointestinal motility. We plan to file an Investigational New Drug, or IND, application with the Food and Drug Administration, or FDA, or an application for clinical trial authorization with regulatory authorities in Europe for our clinical candidate, KOS-2187, in 2006.

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

As a result, we reduced our workforce by 39 positions, from 119 to 80 full-time employees, primarily in research and general and administration. The reduction in workforce resulted in a one-time severance related charge of approximately $0.6 million, all of which was recognized in the three months ended March 31, 2006.

We have incurred significant losses since our inception. As of March 31, 2006, our accumulated deficit was approximately $141.4 million. We expect to incur additional operating losses over the next several years as we continue to advance our clinical product candidates into and through clinical trials.

Critical Accounting Policies

Critical accounting policies are those that require significant judgment and/or estimates by management at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. We consider certain accounting policies related to revenue recognition, clinical trial accruals and stock-based compensation to be critical policies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for our making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The basis of our current estimates or assumptions has not changed since we filed our Annual Report on Form 10-K for the year ended December 31, 2005 with the Securities and Exchange Commission on March 16, 2006. Since December 31, 2005, we have not made any significant changes to either our policies or any significant estimates or assumptions.

Stock-based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method and therefore we did not restate prior periods’ results. Under this transition method, stock-based compensation expense for the first quarter of 2006 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all stock-based payment awards granted after December 31, 2005 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. We recognize these compensation costs net of an expected forfeiture rate on a graded-vesting basis over the requisite service period of the award, which is generally the option vesting term of one or four years.

We use the Black-Scholes-Merton closed-form model to value stock-based compensation expense. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. Expected term is based on the simplified method allowed under the provisions of SAB No. 107 and may only be applied through December 31, 2007. The risk-free interest rate is based on the U.S. Treasury zero coupon issues with an equivalent remaining term at the time of the option grant. Expected volatility is based on the historical volatility of our stock price and other factors.

Results of Operations

Revenues

Revenues for the quarters ended March 31, 2006 and 2005 were approximately $3.0 million and $2.9 million, respectively. Revenues in both periods consisted primarily of contract revenues recognized under our development and commercialization agreement with Roche and funded research related to government grant awards.

	Three Months Ended March 31,		% Change
(In thousands, except percentage)	2006	2005
Contract revenue	$2,732	$2,616	4%
Grant revenue	229	259	-12%

Total revenues	$2,961	$2,875	3%

The increase in revenues of approximately 3%, or $0.1 million, for the three months ended March 31, 2006, compared to the same period last year was primarily due to higher funding in KOS-1584 for the progress of Phase I trials in solid tumors and the manufacture of clinical materials, partially offset by the conclusion of certain KOS-862 Phase I trials and the KOS-862 trial in non-small cell lung cancer. We expect to receive a one-time reimbursement for certain patent expenses in 2006. If we do not maintain our agreement with Roche, our revenues will significantly decrease unless we enter into additional collaborations that provide substantial new revenues.

Research and Development Expenses

Our research and development expenses were approximately $11.4 million and $9.7 million for the three months ended March 31, 2006 and 2005, respectively. Our research and development expenses consist primarily of salaries and other personnel-related expenses, including associated stock-based compensation, facility-related expenses, licensing-related expenses, depreciation of facilities and equipment, lab consumables, services performed by clinical research organizations and research institutions, external manufacturing and other outside service providers. We group these activities into two major categories: “research and preclinical” and “clinical development.” We are unable to estimate the nature, timing or costs to complete our research and development projects, or when material net cash inflows to us could be expected to commence, if ever, due to the numerous risks and uncertainties associated with developing pharmaceutical products. These risks and uncertainties include those discussed in this report in Part II, Item 1A “Risk Factors.”

	Three Months Ended March 31,		% Change	Inception - March 31, 2006
(In thousands, except for percentages)	2006	2005
Clinical development
Epothilones	$2,427	$2,203	10%	$51,968
Hsp90 inhibitors	4,089	2,404	70%	19,163

Total clinical development	6,516	4,607	41%	71,131
Research and preclinical (1)	4,834	5,048	-4%	143,095

Total research and development	$11,350	$9,655	18%	$214,226

(1)	“Research and preclinical” constitutes internal research and development costs for our early stage programs in the areas of cancer, gastrointestinal motility and infectious disease as well as technology development. Expenses for the three months ended March 31, 2006 and 2005 includes allocated personnel-related expenses of approximately $2.3 million and $2.4 million, allocated facility-related expenses of approximately $1.3 million and $1.6 million and allocated lab consumables of $204,000 and $360,000, respectively. Expenses for the period from inception through March 31, 2006 includes allocated personnel-related expenses of approximately $70.7 million, allocated facility-related expense of approximately $34.6 million and allocated lab consumables of $9.9 million.

The increase of 18%, or approximately $1.7 million, in research and development expenses for the three months ended March 31, 2006 compared to the same period in 2005 was the result of the following:

•	approximately $1.9 million in increased clinical costs, primarily due to the advancement of our clinical product candidates in the Hsp90 inhibitor program, including costs associated with clinical trials of KOS-953 and KOS-1022 and the initiation of the Phase I multicenter clinical trial of the oral formulation of KOS-1022, and implementation of SFAS123R, partially offset by

•	approximately $0.2 million in lower preclinical costs, primarily related to a decrease in expenses associated with the development of early stage product candidates due to the selection of KOS-2187 as a clinical product candidate and realignment of our research priorities, offset by costs associated with our March 2006 restructuring and implementation of SFAS 123R.

Our research and development employees decreased from 98 employees as of December 31, 2005 to 65 employees as of March 31, 2006, principally as a result of the March 2006 corporate restructuring. The costs associated with the corporate restructuring were recorded in the three-month period ended March 31, 2006. We expect our research and development expenses to decrease over the next several quarters primarily due to reduced employee-related expenses as a result of the corporate restructuring implemented in March 2006.

General and Administrative Expenses

	Three Months Ended March 31,		% Change
(In thousands, except for percentages)	2006	2005
General and administrative	$2,559	$1,541	66%

For the three months ended March 31, 2006, the increase of 66% or approximately $1.0 million in general and administrative expenses compared to the same period in 2005 was due to severance related payments to our former Chief Executive Officer in the first quarter of 2006, costs associated with our March 2006 corporate restructuring and the implementation of SFAS123R.

Our general and administrative employees decreased from 24 as of December 31, 2005 to 15 as of March 31, 2006, primarily as a result of our March 2006 restructuring. The costs associated with the corporate restructuring and non-recurring severance related payments to our former Chief Executive Officer were recorded in the three-month period ended March 31, 2006. We expect our general and administrative expenses to decrease over the next several quarters as we recognize reduced employee-related expenses as a result of the corporate restructuring implemented in March 2006.

Other Income, Net

	Three Months Ended March 31,		% Change
(In thousands, except for percentages)	2006	2005
Interest income	$433	$383	13%
Interest expense	(66)	(77)	-14%

Other income, net	$367	$306	20%

Interest income increased to approximately $433,000 for the three months ended March 31, 2006, from approximately $383,000 for the same period in 2005. The increase resulted from higher returns in the current rising interest rate environment, partially offset by lower average investment balances in the first three months of 2006 compared to the same period in 2005.

Interest expense decreased to approximately $66,000 for the three months ended March 31, 2006 from approximately $77,000 for the same period last year. The decrease resulted from the lower average debt balances in the first three months of 2006, partially offset by higher average interest rates on more recent debt-financing drawdowns. We expect that our interest expense will increase in the future as a result of additional property and equipment-related debt financing combined with anticipated higher-interest rates and fees associated with our credit facility.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through sales of our convertible preferred stock and common stock, contract payments received under our corporate collaboration agreements and government grant awards, interest income and equipment financing arrangements. As of March 31, 2006, we had received approximately $151.0 million from the sale of convertible preferred stock and common stock, approximately $106.1 million from contract payments received under our corporate collaboration agreements and government grant awards, approximately $16.3 million from interest income and approximately $14.0 million from equipment financing arrangements. As of March 31, 2006, we had approximately $45.5 million in cash and investments, compared to approximately $55.1 million as of December 31, 2005. In April 2006, we raised an additional approximately $23.9 million of net proceeds in a public offering of our common stock. Our funds are currently invested in U.S. Treasury and government agency obligations and corporate obligations.

Cash used in operating activities was approximately $9.6 million for the three months ended March 31, 2006, compared to approximately $7.1 million for the same period last year. Our net loss of approximately $10.6 million for the three months ended March 31, 2006 was partially offset by non-cash charges of approximately $1.2 million related to stock-based compensation, depreciation and amortization of investment premiums and discounts. Cash used in operating activities for the same period in 2005 was primarily used to fund the net loss of $8.0 million, partially offset by non-cash charges of approximately $1.0 million related to stock-based compensation, depreciation and amortization of investment premiums and discounts.

Cash used in investing activities, excluding changes in our investments, was approximately $159,000 for the three months ended March 31, 2006, compared to approximately $263,000 for the same period in 2005 largely due to lower capital spending for the three months ended March 31, 2006 as compared to the comparable period in 2005.

Cash provided by financing activities was approximately $32,000 for the three months ended March 31, 2006, compared to approximately $727,000 for the three months ended March 31, 2005. Financing activities for the three months ended March 31, 2006 included approximately $270,000 of equipment debt financing and approximately $313,000 in proceeds from the sale of our common stock related to stock option exercises and stock purchases made under our 2000 Employee Stock Purchase Plan, offset by approximately $551,000 of scheduled payments on new and existing debt. Financing activities for the three months ended March 31, 2005 included approximately $944,000 of equipment debt financing and approximately $316,000 in proceeds from the sale of our common stock related to stock option exercises and stock purchases made under our 2000 Employee Stock Purchase Plan, offset by approximately $533,000 of scheduled payments on new and existing debt.

In April 2004, we entered into a $3.5 million equipment line of credit agreement for facility improvements and capital purchases, which expired in April 2006. As of March 31, 2006, we had utilized approximately $2.6 million of the line of credit. We expect to obtain a new equipment line of credit for facility improvements and capital purchases.

In July 2005, we entered into a loan and security agreement with Silicon Valley Bank for a $35.0 million line of credit. Under the terms of the agreement, we have the option of making up to two draws through May 31, 2006, with a minimum initial draw of $15.0 million. In the event we draw down less than $35.0 million by May 31, 2006, we will be required to pay 0.75% of the unused amount of the credit facility. The credit facility contains financial covenants, including covenants requiring us to maintain: a ratio of unrestricted cash and cash equivalents, investments and eligible accounts to the aggregate principal amount outstanding under the line of credit of at least 1.3 to 1; at least six months “remaining months liquidity,” which is calculated by dividing (i) cash and cash equivalents, investments and eligible accounts by (ii) our cash utilization calculated on a rolling three-month basis; and aggregate balances in its investment and operating accounts with Bank or SVB Asset Management equal to the lesser of (a) the amount of the aggregate outstanding principal amount under the line of credit plus $5.0 million; and (b) 85% of the our aggregate cash and investment account balances. As of March 31, 2006, we had not utilized the line of credit.

On April 4, 2006, we completed a public offering of 5,100,000 shares of common stock, at a price of $5.00 per share. The aggregate proceeds of the offering, net of offering costs, were approximately $23.9 million.

We believe that our existing cash and investment securities and anticipated cash flow from our existing collaboration with Roche, including the net proceeds to us from our public offering in April 2006, will be sufficient to support our current operating plan into the second half of 2007, although we may choose to obtain additional financing from time to time. We have based this estimate on assumptions that may prove to be wrong. Our future capital uses and requirements depend on numerous forward-looking factors, including the following:

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

We expect that additional financing will be required to fund operations. We expect to finance future cash needs through the public or private sale of equity securities, debt financings, additional collaboration or licensing arrangements, government grant awards or any combination of the foregoing or other arrangements. In September 2003, we filed a registration statement on Form S-3 to offer to sell common stock in one or more offerings up to a dollar amount of $75.0 million. In December 2003, we completed a registered direct offering of 3,115,000 shares of common stock at a price of $9.00 per share. We received approximately $26.0 million in net proceeds after placement agent fees and other offering costs. In December 2004, we filed a second registration statement on Form S-3 to offer to sell common stock and/or warrants in one or more offerings up to a dollar amount of $50.0 million. After giving effect to our April 2006 public offering, we may, pursuant to the two registration statements, sell approximately $71.5 million of additional common stock in the future.

We have no current commitments to offer and sell any securities that may be offered or sold pursuant to the registration statements described above. Additional financing or collaboration and licensing arrangements may not be available when needed or, if available, may not be on terms favorable to us or our stockholders. Insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs, to lose rights under existing licenses or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Insufficient funds may preclude us from meeting the conditions required for the extension of credit and may adversely affect our ability to operate as a going concern. If additional funds are obtained by issuing equity securities, substantial dilution to existing stockholders may result. In addition, see Part II, Item 1A “Risk Factors.”

Contractual Obligations

As of March 31, 2006, our obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments were as follows:

(In thousands)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Equipment financing obligations	$3,677	$1,930	$1,634	$113	$—
Operating leases	8,857	1,635	2,697	2,234	2,291
Purchase obligations	799	799	—	—	—

Total contractual cash obligations	$13,333	$4,364	$4,331	$2,347	$2,291

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investments to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and investment-grade corporate obligations. Through our money managers, we maintain risk management control systems to monitor interest rate risk. The risk management control systems use analytical techniques, including sensitivity analysis. If market interest rates were to increase by 100 basis points, or 1%, as of March 31, 2006 rates, the fair value of our portfolio would decline by approximately $88,000 on that date.

The following table represents the fair value balance of our cash, cash equivalents and short-term and long-term investments that are subject to interest rate risk by year of expected maturity and average interest rates as of March 31, 2006 (dollars in thousands):

	2006	2007
Cash and cash equivalents	$14,524	—
Average interest rate	3.95%	—

Short-term investments	$27,022	$2,961
Average interest rate	3.43%	5.12%

Long-term investments	$949	—
Average interest rate	0.75%	—

We did not hold any derivative instruments as of March 31, 2006, and we have never held such instruments in the past. In addition, we had outstanding debt, consisting of borrowings under equipment financings, of $3.4 million as of March 31, 2006, with a range of interest rates from 6.31% to 9.07%.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of March 31, 2006, our chief executive officer and principal financial officer and accounting officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls over Financial Reporting. There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls. The Company’s management, including our chief executive officer and principal financial officer and accounting officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

PART II. OTHER INFORMATION

Item 1A: Risk Factors

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

We have marked with an asterisk (*) those risk factors below that reflect substantive changes from the risk factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2006.

We have a history of net losses and may never become profitable.*

We commenced operations in 1996 and are still in an early stage of development. We have not commercialized any products, and we have incurred significant losses to date. As of March 31, 2006, we had an accumulated deficit of approximately $141.4 million. To date, our revenues have been primarily from collaborations and government grant awards. Our expenses have consisted principally of costs incurred in research and development and from general and administrative costs associated with our operations. We have incurred net losses since our inception, including a net loss of approximately $10.6 million for the three months ended March 31, 2006. We expect our expenses to increase and to continue to incur operating losses for at least the next several years as we continue our research and development efforts for our drug candidates and research programs. The amount of time necessary to successfully commercialize any of our drug candidates is long and uncertain, and successful commercialization may not occur at all. As a result, we may never become profitable.

We expect that additional financing will be required, and an inability to obtain the capital necessary to fund our operations on acceptable terms or at all would threaten the continued operation of our business.*

We expect that additional financing will be required to fund operations. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on favorable terms. We have consumed substantial amounts of cash to date and expect to incur significant operating expenditures over the next several years as we continue to advance our clinical product candidates into and through clinical trials.

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

If we are unable to raise sufficient funds when needed, we may be required to delay, scale back or eliminate some or all of our research or development programs; lose rights under existing licenses; or relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Insufficient funds may adversely affect our ability to operate as a going concern. See “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations - Liquidity and Capital Resources.”

We believe that our existing cash and investment securities and anticipated cash flow from our existing collaboration with Roche, including the net proceeds from our public offering in April 2006, will be sufficient to support our current operating plan into at least the second half of 2007, although we may choose to obtain additional financing from time to time. We have based this estimate on assumptions that may prove to be wrong. Our future capital uses and requirements depend on numerous forward-looking factors, including the following:

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

Our workforce reduction announced in March 2006 may have an adverse impact on our ability to make significant progress on our clinical and research programs or otherwise harm our business.*

In March 2006, we announced a workforce reduction of 39 employees to reflect a realignment of our research priorities and corporate operations to support our clinical product candidates and pipeline opportunities. Workforce and expense reductions have resulted in a reduction in the scope of our research programs, and further reductions could result in the reduced scope of, and progress on, our clinical and research programs. In addition, employees, whether or not directly affected by a reduction, may seek alternative employment. Although our employees are required to sign a confidentiality agreement at the time of hire, the confidential nature of certain proprietary information may not be maintained in the course of any such future employment. We may face litigation from former employees who were affected by the workforce reduction. In addition, the implementation of expense reduction programs has resulted in, and may in the future result in, the diversion of efforts of our executive management team and other key employees, which could adversely affect our business.

If we are unable to recruit and retain skilled employees and consultants, we may not be able to successfully operate our business.*

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

Our 1996 Stock Option Plan will expire on June 12, 2006. Regulations implemented by the NASDAQ National Market require stockholder approval for all stock option plans, and regulations implemented by the New York Stock Exchange, or NYSE, prohibit NYSE member organizations from giving a proxy to vote on equity-compensation plans unless the beneficial owner of the shares has given voting instructions. As a result of these regulations, we will not be able to grant stock options to employees after our 1996 Stock Option Plan expires unless our stockholders approve a new plan. We have asked stockholders to approve the 2006 Equity Incentive Plan at our 2006 annual meeting of stockholders. If the 2006 Equity Incentive Plan is not approved, we may incur increased compensation costs, be required to change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

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

We control neither the amount or timing of resources that our collaborators devote to our programs or potential products, nor the scope, content and timing of the efforts that they conduct or permit under the collaborations. As a result, we do not know if our collaborators will dedicate sufficient resources or if the development or commercialization efforts by our corporate partners will be successful. We also do not know if the development or commercialization efforts by our collaborators will be the same as those we would choose to devote if we solely controlled the development and commercialization of our programs and product candidates. In particular, in our collaboration with Roche, we do not control the amount and timing of resources that Roche devotes to the epothilone program beyond limited funding for certain Kosan activities specified under the contract, and we do not control the scope, content and timing of the preclinical studies, clinical trials and other development efforts that Roche conducts or permits under the program. For example, we anticipate that Roche will pursue late-stage clinical development of only one of our epothilone product candidates, if any. We anticipate that Roche will make a decision in this regard in 2006. Roche may elect to cease development of KOS-862, our lead epothilone compound, in favor of further development of KOS-1584, which is currently in Phase I clinical trials. In our collaboration with the NCI, we do not control the selection, conduct, timing and resources provided to clinical trials of geldanamycin analogs sponsored by the NCI. For these reasons, we may choose to undertake product development efforts that are within the scope of our collaborations at our own expense. We also do not know whether our current collaborative partners or future collaborative partners, if any, might pursue alternative technologies or develop alternative products either on their own or in collaboration with others, including our competitors, as a means for developing treatments for the diseases targeted by collaborative arrangements with us. In addition, business combinations or significant changes in a collaborator’s business strategy may adversely affect a collaborator’s willingness or ability to continue the collaboration with us.

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

Completion of clinical trials may take several years or more. The length of time generally varies substantially according to the type, complexity, novelty and intended use of the drug candidate. Our clinical trials may be suspended at any time if we, our collaborators, the FDA, or other regulatory authorities believe the patients participating in our studies are exposed to unacceptable health risks or that study protocols or patient informed consents should be amended to reflect additional health risks, additional testing procedures or other changes. For example, in September 2005, we temporarily suspended enrollment in our KOS-953 and KOS-1022 clinical trials in connection with a request by the FDA to amend the protocols and patient informed consents for those trials. We provided amended protocols and informed consents for those clinical trials to the FDA in response to certain of its requested changes, and we resumed enrollment in the clinical trials. While the FDA has not agreed or objected to these changes, the FDA may require further changes to these protocols and informed consents, which may have a material adverse effect on the timing of, and our ability to conduct, the KOS-953 and KOS-1022 clinical trials.

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

We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies and products are covered by valid and enforceable patents or are effectively maintained as trade secrets. However, the patent positions of biotechnology companies, including our patent position, involve complex legal and factual questions, and, therefore, we cannot predict with certainty whether our patent applications will be allowed or any resulting patents will be valid and enforceable. Further, our patents or patent applications or those of our licensors could be placed into interference, and we may lose our rights in such patents or applications. In particular, two of our exclusively licensed patents, which cover KOS-862 and its use, are the subject of an interference proceeding with a patent application concerning epothilones C, D, E, and F filed by Gesellschaft für Biotechnologische Forschung, or GBF. This patent application is licensed to BMS. Patents may be challenged, held unenforceable, invalidated or circumvented. Thus, any patents that we own or license from third parties may not provide protection against competitors.

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

We apply for patents covering our technologies, drug candidates, formulations and uses thereof, as we deem appropriate. However, we may fail to apply for patents on important technologies or products in a timely fashion or at all. Our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products and technologies. For example, 17-AAG, the active pharmaceutical ingredient in the most advanced product candidate in our Hsp90 inhibitor program, KOS-953, was originally disclosed in a now-expired third party patent. Consequently, others can develop products containing 17-AAG. We are aware of at least two other companies that have been developing product candidates containing or based on 17-AAG, and these companies have filed patent applications relating to their products in development. Other competitors may currently be developing, or may in the future develop, products containing or based on 17-AAG. In addition, we generally are unable to control the patent prosecution of technology that we license from others to the same degree as we would for our own technology.

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

Patents related to one of our product candidates, KOS-862, are the subject of an interference in the U.S. involving patent rights licensed to us. Oppositions have been filed in Europe against patents granted to a third party that purportedly cover this compound. These proceedings or any other proceedings are costly, and an unfavorable outcome could prevent us from commercializing this compound.*

We are aware of a significant number of patents and patent applications relating to aspects of our technologies and compounds filed by, and issued to, other parties. Others have filed patent applications or have been granted patents claiming inventions also claimed or licensed by us, and we may have to participate in an interference or other proceeding before a patent agency or court to determine priority of invention or which party was first to invent and, thus, has the right to a patent for these inventions. Two of our exclusively licensed patents, which cover KOS-862 and its use, are the subject of an interference proceeding with a patent application concerning epothilones C, D, E and F filed by GBF. GBF has licensed this patent application to BMS, one of our competitors. In connection with the anticipated settlement of the interference proceeding, we have entered into a cross-license agreement with BMS under which both parties have agreed to grant the other a co-exclusive, worldwide license to epothilone D, or KOS-862. Further, we believe one or more interferences may be declared between patents and applications we own or have exclusively licensed and patents and applications owned by Novartis AG relating to epothilone biosynthetic genes; and patents and applications owned by Abbott Laboratories or Biotica Technologies Ltd. relating to erythromycin PKS genes, methods for altering PKS genes, and erythromycin analogs. In April 2005, a hearing was held at the European Patent Office to address an opposition filed by Biotica to one of our exclusively licensed patents related to the recombinant production of polyketides. Although the written decision has not yet been issued, at the hearing, the patent was maintained (upheld), but with narrowing amendments; the time for Biotica to appeal the ruling has not yet expired. In addition, the European Patent Office has recently granted patents to GBF, which have been licensed to BMS and which, if valid in individual European countries, would cover KOS-862 in those countries. Formal oppositions to these patents have been filed with the European Patent Office.

A proceeding or a lawsuit involving an interference or opposition could result in substantial cost to us even if the outcome is favorable, and if the outcome is unfavorable, we could be required to license the other party’s rights, on terms that may be unfavorable to us, or cease using the technology. An interference or opposition may also result in loss of claims based on patentability grounds raised in the interference or opposition. Although patent and intellectual property disputes in the biotechnology area are often settled through licensing or similar arrangements, costs associated with these arrangements may be substantial and could include ongoing royalties. Furthermore, we cannot be certain that a license would be available to us on satisfactory terms, if at all. Companies and others developing products that could compete with our product candidates, such as Novartis AG in the area of potential epothilone products, may be particularly unwilling to grant us a license at any price. If we are not able to obtain necessary licenses, we may not be able to manufacture or commercialize, which could materially harm our business, financial condition and results of operations.

Claims by third parties of intellectual property infringement would require us to spend time and money and could deprive us of valuable rights needed to develop or commercialize our products.

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

We currently use two manufacturers to make 17-AAG, which is the active pharmaceutical ingredient in KOS-953, and KOS-1022. We formulate the final drug product for KOS-953 at our own facility and through contract manufacturers. We formulate the final drug product for KOS-1022 through contract manufacturers. The NCI currently formulates drug product for the formulation of 17-AAG being studied by it under our cooperative research and development agreement, or CRADA. We maintain a limited inventory of KOS-953 and KOS-1022 at our facilities in Hayward, California, and we also maintain a limited inventory at the facilities of an outside contractor. The NCI is not obligated to maintain an inventory of either the active pharmaceutical ingredient or formulated drug product for the formulation of 17-AAG or KOS-1022 being studied by the NCI under our CRADA. In our epothilone program, we are the sole manufacturer of the active pharmaceutical ingredient for KOS-862, and we rely on contract manufacturers for the active pharmaceutical ingredient for KOS-1584. We use a single outside contractor to formulate drug product for KOS-862, and drug product for KOS-1584 is formulated at our facilities and by an outside contractor. We maintain limited inventories of formulated drug product for KOS-862 and KOS-1584 at our facilities in Hayward, California and at the facilities of an outside contractor. Limited inventories of formulated drug product for KOS-862 are also maintained by Roche.

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

We face intense competition from large pharmaceutical companies, biotechnology companies and academic groups.*

We face, and will continue to face, intense competition from organizations such as large biotechnology and pharmaceutical companies, as well as academic and research institutions and government agencies, that are pursuing competing technologies and products. These organizations may develop or currently possess technologies or products that are superior alternatives to ours. For example, companies with competing Hsp90 inhibitors include Conforma Therapeutics, which has initiated Phase I clinical trials with its formulation of 17-AAG in solid tumors and chronic myelogenous leukemia and has announced that it expects to be acquired by Biogen Idec Inc. in the second quarter of 2006, Infinity Pharmaceuticals, which has initiated Phase I clinical trials of its Hsp90 inhibitor in multiple myeloma and gastrointestinal stromal tumors, and Vernalis plc, which has announced plans to enter clinical trials of its Hsp90 inhibitor in the second half of 2006 in collaboration with Novartis AG, as well as other companies reported to be pursuing Hsp90 inhibitors. Competing epothilones in clinical development include those being developed by BMS (reported to be in Phase III clinical trials), Novartis AG (reported to be in Phase III clinical trials) and Schering AG (reported to be in Phase II clinical trials). Gastrointestinal motility competitors include Chugai Pharmaceuticals, whose motilide agonist is reported to be in Phase II clinical trials. Further, our competitors in the polyketide gene-engineering field may be more effective at implementing their technologies to develop commercial products or may hold or develop patents or other proprietary rights that may prevent us from practicing our technologies and pursuing our programs. Some of these competitors have entered into collaborations with leading companies within our target markets to produce polyketides for commercial purposes.

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

Some of our existing stockholders can exert control over us and may not make decisions that are in the best interest of all stockholders.*

Our officers, directors and their affiliates together controlled approximately 13% of our outstanding common stock as of March 31, 2006. As a result, these stockholders, if they act together, are able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may delay or prevent a change in control of us and might affect the market price of our common stock, even when a change may be in the best interests of all stockholders. In addition, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders, and accordingly, they could cause us to enter into transactions or agreements, which we would not otherwise consider.

Our stock price has been, and may continue to be, extremely volatile.

The trading price of our common stock has been, and is likely to continue to be, highly volatile. During the period from April 1, 2005 through March 31, 2006, our common stock traded between $3.96 and $9.77 on the NASDAQ National Market. The trading price of our common stock could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

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

Changes in the accounting treatment of stock options will continue to adversely affect our results of operations.*

We adopted SFAS 123R on January 1, 2006, under which we are required to record additional compensation expense related to stock options and other share-based payments in 2006 and beyond. The impact on our earnings resulting from this new standard will have a negative impact on our reported results of operations compared to the results we have reported under prior accounting standards on stock options and other share-based payments.

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

Item 5: Other Information

None.

Item 6: Exhibits

Exhibit No.
3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws of Registrant. (2)

4.1	Form of Specimen Common Stock Certificate. (3)

4.2	Third Amended and Restated Registration Rights Agreement, dated March 30, 2000, between Registrant and certain stockholders. (3)

4.3	Registrant’s Certificate of Designation of Series A Junior Preferred Stock. (4)

10.28	Consulting Agreement between Registrant and Susan M. Kanaya dated January 1, 2006.(5)*

10.29	Form of Level I Change of Control and Severance Benefit Agreement. (5)*

10.30	Form of Level II Change of Control and Severance Benefit Agreement. (5)*

10.31	First Amendment to Loan and Security Agreement between Registrant and Silicon Valley Bank dated as of February 21, 2006. (5)

10.32	Employment Agreement between Registrant and Petrus Timmermans, Ph.D. dated December 6, 2004.(5)*

10.33	Compensation Information for Executive Officers. (5)*

10.34	Separation and Consulting Agreement between Registrant and Daniel V. Santi, M.D., Ph.D. dated March 20, 2006.*

10.35	Letter agreement among Registrant, Hoffmann-La Roche Inc. and F. Hoffmann-La Roche Ltd. dated March 27, 2006.+

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification by the Chief Executive Officer and the Chief Financial Officer of Kosan Biosciences Incorporated, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United Stated Code (18 U.S.C. 1350). (6)

(1)	Incorporated herein by reference to an exhibit of our quarterly report on Form 10-Q for the period ended June 30, 2001.
(2)	Incorporated herein by reference to an exhibit of our quarterly report on Form 10-Q for the period ended June 30, 2003.
(3)	Incorporated herein by reference to an exhibit of our Registration Statement on Form S-1, Registration No. 333-33732.
(4)	Incorporated by reference to an exhibit of our current report on Form 8-K filed on October 15, 2001.
(5)	Incorporated by reference to an exhibit of our annual report on Form 10-K for the year ended December 31, 2005.
(6)	This certification “accompanies” the Quarterly Report on Form 10-Q to which it relates, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Kosan Biosciences Incorporated under the Securities Act or the Exchange Act (whether made before or after the date of the Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.
+	Confidential treatment has been requested for certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
*	Represents a management or director compensation plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kosan Biosciences Incorporated

May 10, 2006	By:	/s/ Robert G. Johnson, Jr.
Robert G. Johnson, Jr., M.D., Ph.D.
Chief Executive Officer

May 10, 2006	By:	/s/ David L. Johnson
David L. Johnson
Principal Accounting Officer and Principal Financial Officer

EXHIBIT INDEX

Exhibit No.
3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws of Registrant. (2)

4.1	Form of Specimen Common Stock Certificate. (3)

4.2	Third Amended and Restated Registration Rights Agreement, dated March 30, 2000, between Registrant and certain stockholders. (3)

4.3	Registrant’s Certificate of Designation of Series A Junior Preferred Stock. (4)

10.28	Consulting Agreement between Registrant and Susan M. Kanaya dated January 1, 2006.(5)*

10.29	Form of Level I Change of Control and Severance Benefit Agreement. (5)*

10.30	Form of Level II Change of Control and Severance Benefit Agreement. (5)*

10.31	First Amendment to Loan and Security Agreement between Registrant and Silicon Valley Bank dated as of February 21, 2006. (5)

10.32	Employment Agreement between Registrant and Petrus Timmermans, Ph.D. dated December 6, 2004.(5)*

10.33	Compensation Information for Executive Officers.(5)*

10.34	Separation and Consulting Agreement between Registrant and Daniel V. Santi, M.D., Ph.D. dated March 20, 2006.*

10.35	Letter agreement among Registrant, Hoffmann-La Roche Inc. and F. Hoffmann-La Roche Ltd. dated March 27, 2006.+

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification by the Chief Executive Officer and the Chief Financial Officer of Kosan Biosciences Incorporated, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United Stated Code (18 U.S.C. 1350). (6)

(1)	Incorporated herein by reference to an exhibit of our quarterly report on Form 10-Q for the period ended June 30, 2001.
(2)	Incorporated herein by reference to an exhibit of our Quarterly Report on Form 10-Q for the period ended June 30, 2003.
(3)	Incorporated herein by reference to an exhibit of our Registration Statement on Form S-1, Registration No. 333-33732.(7) Incorporated by reference to an exhibit of our current report on Form 8-K filed on October 15, 2001.
(5)	Incorporated by reference to an exhibit of our annual report on Form 10-K for the year ended December 31, 2005.
(6)	This certification “accompanies” the Quarterly Report on Form 10-Q to which it relates, pursuant to Section 906 of the Sarbanes Oxley Act of 2002, and is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Kosan Biosciences Incorporated under the Securities Act or the Exchange Act (whether made before or after the date of the Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.
+	Confidential treatment has been requested for certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
*	Represents a management or director compensation plan.