Form 10-Q
period 2006-06-30
KOSAN BIOSCIENCES INC
filed 2006-08-09
CIK 1110206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2006.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $.001 par value; 34,572,203 shares outstanding at July 31, 2006.

KOSAN BIOSCIENCES INCORPORATED

Form 10-Q

Quarter Ended June 30, 2006

PART I. FINANCIAL INFORMATION

Item 1: Condensed Financial Statements and Notes

KOSAN BIOSCIENCES INCORPORATED

CONDENSED BALANCE SHEETS

(in thousands)

	June 30, 2006	December 31, 2005(1)
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$26,549	$18,750
Short-term investments	31,231	35,427
Accounts receivable	1,841	3,319
Prepaid and other current assets	997	1,192

Total current assets	60,618	58,688

Restricted cash	949	949
Property and equipment, net	5,104	6,061
Long-term investments	2,964	—
Other assets and notes receivable from related parties	240	299

Total assets	$69,875	$65,997

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,596	$2,639
Accrued liabilities	5,725	6,460
Current portion of deferred revenue	3,277	3,277
Current portion of equipment loans	1,556	1,854

Total current liabilities	12,154	14,230

Deferred revenue, less current portion	7,237	8,876
Equipment loans, less current portion	1,293	1,785

Stockholders’ equity:
Common stock	35	29
Additional paid-in capital	197,441	172,083
Accumulated other comprehensive income	(78)	(169)
Accumulated deficit	(148,207)	(130,837)

Total stockholders’ equity	49,191	41,106

Total liabilities and stockholders’ equity	$69,875	$65,997

(1)	The balance sheet data at December 31, 2005 has been derived from the audited financial statements at that date.

See accompanying notes.

KOSAN BIOSCIENCES INCORPORATED

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Contract revenue	$2,586	$2,897	$5,318	$5,513
Grant revenue	80	441	309	700

Total revenues	2,666	3,338	5,627	6,213

Operating expenses:
Research and development (including charges for stock-based compensation of $232 and $46 in the three months ended June 30, 2006 and 2005, respectively, and $574 and $123 in the six months ended June 30, 2006 and 2005, respectively)	8,300	9,471	19,650	19,126
General and administrative (including charges for stock-based compensation of $206 and $53 in the three months ended June 30, 2006 and 2005, respectively, and $399 and $92 in the six months ended June 30, 2006 and 2005, respectively)	1,542	1,523	4,101	3,064

Total operating expenses	9,842	10,994	23,751	22,190

Loss from operations	(7,176)	(7,656)	(18,124)	(15,977)
Other income, net	387	340	754	646

Net loss	$(6,789)	$(7,316)	$(17,370)	$(15,331)

Basic and diluted net loss per common share	$(0.20)	$(0.25)	$(0.54)	$(0.53)

Shares used in computing basic and diluted net loss per common share	34,386	29,194	31,880	29,146

See accompanying notes.

KOSAN BIOSCIENCES INCORPORATED

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six months Ended June 30,
	2006	2005
Operating activities
Net loss	$(17,370)	$(15,331)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,190	1,295
Amortization of investment premiums and discounts	(43)	416
Amortization of stock-based compensation	973	215
Changes in assets and liabilities:
Accounts receivable	1,478	1,259
Prepaid and other current assets	195	37
Other assets and notes receivable from related parties	59	39
Accounts payable and accrued liabilities	(1,778)	67
Deferred revenue	(1,639)	(1,639)

Net cash used in operating activities	(16,935)	(13,642)

Investing activities
Acquisition of property and equipment	(233)	(953)
Purchase of investments	(26,534)	(37,883)
Proceeds from maturity of investments	27,900	48,365

Net cash provided by investing activities	1,133	9,529

Financing activities
Proceeds from issuance of common stock	24,391	321
Proceeds from equipment loans	270	1,519
Principal payments under equipment loans	(1,060)	(1,060)

Net cash provided by financing activities	23,601	780

Net increase (decrease) in cash and cash equivalents	7,799	(3,333)
Cash and cash equivalents at beginning of period	18,750	13,777

Cash and cash equivalents at end of period	$26,549	$10,444

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

Kosan also has a motilin receptor agonist program for the stimulation of gastrointestinal movement, or GI motility. The Company has selected KOS-2187 as a clinical product candidate in this program and plans to out-license the commercial rights to KOS-2187.

Kosan also has additional research programs for cancer that are undergoing preclinical evaluation.

Kosan has funded its operations primarily through sales of common stock and convertible preferred stock, contract payments under its collaboration agreements, equipment financing arrangements and government grants.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. The information as of June 30, 2006, and for the three and six months ended June 30, 2006 and 2005, reflects all adjustments (including normal recurring adjustments) that the management of the Company believes are necessary for a fair presentation of the results for the periods presented. Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 16, 2006.

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

The Company recognizes an impairment charge when the decline in the estimated fair value of a marketable security below the amortized cost is determined to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the duration of time during which the fair value has been less than its amortized cost, any adverse changes in the investees’ financial condition and associated downgrades to credit ratings and the Company’s intent and ability to hold the marketable security for a period of time sufficient to allow for any anticipated recovery in market value. For the three and six months ended June 30, 2006 and 2005, the Company did not recognize an impairment charge related to its investment securities.

Restricted Cash

The Company held a restricted investment consisting of a certificate of deposit of approximately $949,000 at June 30, 2006 and December 31, 2005. This investment is carried at fair value and is restricted as to withdrawal under a letter of credit agreement related to a facility lease.

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

Research and Development

Research and development consists of costs incurred for Company-sponsored and collaborative research and development activities. These costs consist primarily of salaries and other personnel-related expenses, including associated stock-based compensation, facility-related expenses, licensing-related expenses, depreciation of facilities and equipment, lab consumables, services performed by clinical research organizations and research institutions, contract manufacturers and other outside service providers. Expenses related to clinical trials generally are accrued based on the level of patient enrollment and activity according to the protocol. The Company monitors patient enrollment level and related activity to the extent possible and adjusts estimates accordingly.

Research and development expenses under government grant awards and collaborative agreements approximated the revenue recognized, excluding milestone payments, upfront and initial fees received under such arrangements.

KOSAN BIOSCIENCES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)

(unaudited)

1. Organization and Summary of Significant Accounting Policies (continued)

Net Loss per Share

Basic and diluted net loss per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net loss is not presented separately as the Company is in a net loss position and including potentially dilutive securities in the loss per share computation would be antidilutive.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) or “SFAS 123R”, “Share-Based Payment”, using the modified prospective transition method. SFAS 123R requires that the compensation cost relating to share-based payment transactions, including stock options and employee stock purchase plans, be recognized in the financial statements. Under this transition method, stock-based compensation expense is recognized for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, “Accounting for Stock-Based Compensation”. Stock-based compensation expense for all stock-based compensation awards granted after December 31, 2005 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs net of an expected forfeiture rate on a graded-vesting basis over the requisite service period of the award, which is generally the option vesting term of one or four years. Prior to the adoption of SFAS 123R, the Company accounted for common stock options granted to employees using the intrinsic value method as prescribed by Accounting Principles Board (“APB”) No. 25 “Accounting for Stock Issued to Employees” and related interpretations, and thus, recognized compensation expense for options granted with exercise prices less than the fair value of the Company’s common stock on the date of the grant. Compensation related to the grants of stock options to non-employees is recorded in accordance with SFAS 123 and Emerging Issues Task Force (“EITF”) 96-18. The measurement of stock-based compensation to non-employees is subject to periodic adjustment as the underlying awards vest. See Note 3 “Stock-Based Compensation” for further information.

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

Roche (continued)

costs that exceeded the previously stipulated amounts set forth in the Agreement. On March 27, 2006, the Company entered into a letter agreement with Roche, replacing a particular at-risk milestone payment obligation in the Agreement with an obligation by Roche to reimburse the Company for certain patent expenses up to a specified amount at the time set forth in the letter agreement. For the three months ended June 30, 2006 and 2005, the Company recognized revenue related to the Agreement of approximately $2.6 million and $2.9 million, respectively. For the six months ended June 30, 2006 and 2005, the Company recognized revenue related to the Agreement of approximately $5.3 million and $5.5 million, respectively.

License Agreements

The Company has collaborative and license agreements with several academic, government and medical institutions. Included in research and development expenses were total expenses under these agreements of approximately $38,000 and $183,000 for the three months ended June 30, 2006 and 2005, respectively, and $115,000 and $323,000 for the six months ended June 30, 2006 and 2005, respectively.

3. Stock-Based Compensation

At June 30, 2006, the Company had the following stock-based compensation plans:

2006 Equity Incentive Plan

The Company’s 2006 Equity Incentive Plan (the “2006 Plan”) provides for the granting of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights and other forms of equity compensation. The 2006 Plan also provides for the granting of performance stock awards and performance cash awards so that the Compensation Committee of the Company’s board of directors may use performance criteria in establishing specific targets to be attained as a condition to the grant or vesting of one or more awards under the 2006 Plan. Incentive and nonstatutory stock options may be granted with exercise prices not less than fair value on the date of grant. The fair value of grants is determined by the closing sales price of the Company’s common stock as listed on an established stock exchange on the last market trading date preceding the date of grant. Stock options granted to a stockholder owning more than 10% of voting stock of the Company may be granted with an exercise price of not less than 110% of the fair value on the date of grant. Options expire no later than ten years from the date of the grant. The number of shares, terms and exercise periods are determined by the Company’s board of directors. Options generally vest at 25% per year over a four-year period.

1996 Stock Option Plan

The Company’s 1996 Stock Option Plan (the “1996 Plan”) provided for the granting of incentive stock options and nonstatutory stock options to employees, officers, directors and consultants of the Company. Incentive stock options were granted with exercise prices not less than fair value, and nonstatutory stock options were granted with exercise prices not less than 85% of the fair value on the date of grant. The fair value of grants was determined by the closing market price of the Company’s common stock as listed on any established stock exchange on the date of grant. Stock options granted to a stockholder owning more than 10% of voting stock of the Company were granted with an exercise price of not less than 110% of the fair value on the date of grant. Options expire no later than ten years from the date of the grant. The number of shares, terms and exercise period were determined by the Company’s board of directors. Options generally vest at 25% per year over a four-year period. The 1996 Plan expired in June 2006.

Shares subject to outstanding options under the 1996 Plan as of May 25, 2006 that expire or otherwise terminate without being exercised in full will be added to the share reserve under the 2006 Plan. The maximum number of underlying stock awards that may be granted under the 1996 Plan and the 2006 Plan was 11,475,000 as of June 30, 2006.

KOSAN BIOSCIENCES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)

(unaudited)

3. Stock-Based Compensation (continued)

2000 Employee Stock Purchase Plan

The Company’s 2000 Employee Stock Purchase Plan (the “Purchase Plan”) permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. The maximum number of shares available for issuance pursuant to the Purchase Plan was 750,000 as of June 30, 2006. The Purchase Plan provides for an annual increase of shares on January 1 of each year equal to the lesser of 150,000 shares, 0.75% of the outstanding shares on such date or such amount as determined by the Company’s board. The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the common stock on the first day of the offering or 85% of the fair market value of the Company’s common stock on the purchase date. Each offering is for a six-month period.

2000 Non-Employee Directors’ Plan

The Company’s 2000 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”) provides for the granting of nonstatutory stock options to directors of the Company. The maximum number of shares of common stock available for issuance pursuant to the Directors’ Plan was 500,000 as of June 30, 2006. Under the Directors’ Plan, as amended, each non-employee director who becomes a director of the Company will be automatically granted a non-statutory stock option to purchase 20,000 shares of common stock on the date on which such person first becomes a director, and such option will vest over four years. Beginning with the 2002 Annual Stockholders Meeting and each year thereafter, each non-employee director will automatically be granted, one day following each year’s annual meeting of stockholders, a non-statutory option to purchase 5,000 shares of common stock, which will vest one day before the annual meeting of stockholders subsequent to the date of grant. The exercise price of options under the Directors’ Plan will be equal to the fair market value of the common stock on the date of grant. The maximum term of the options granted under the Directors’ Plan is ten years.

Prior to January 1, 2006, the Company provided pro forma disclosure amounts in accordance with SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, as if the fair value method defined by SFAS 123 had been applied to its stock-based compensation. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method and therefore has not restated prior periods’ results. Under this transition method, stock-based compensation expense beginning January 1, 2006 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all share-based payment awards granted after December 31, 2005 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs, net of an expected forfeiture rate, on a graded-vesting basis over the requisite service period of the award, which is generally the option vesting term of one or four years.

KOSAN BIOSCIENCES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)

(unaudited)

3. Stock-Based Compensation (continued)

As a result of adopting SFAS 123R on January 1, 2006, the Company’s net loss for the three and six months ended June 30, 2006 was approximately $367,000 and $809,000, respectively, greater than if the Company had continued to account for stock-based compensation under APB 25. The impact on both basic and diluted earnings per share for the three and six months ended June 30, 2006 was $0.01 and $0.03 per share, respectively. Due to the Company’s lack of earnings history, no income tax benefit or cash flow effect is recognized as any resulting deferred tax asset is fully offset by a valuation allowance.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data) had the Company applied the fair value recognition provisions under SFAS 123 in 2005:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net loss attributable to common stockholders, as reported	$(7,316)	$(15,331)
Plus: Stock-based employee compensation expense included in reported net loss	—	—
Less: Stock-based employee compensation expense determined under fair value based method for all awards	(770)	(1,378)

Pro forma net loss	$(8,086)	$(16,709)

Basic and diluted net loss per common share:
As reported	$(0.25)	$(0.53)

Pro forma	$(0.28)	$(0.57)

The Company uses the Black-Scholes-Merton closed-form model to value stock-based compensation expense. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The table below presents the valuation assumptions used to determine stock-based compensation expense under the provisions of SFAS 123R for the six months ended June 30, 2006 and 2005, respectively. Expected term is based on the simplified method allowed under the provisions of Staff Accounting Bulletin (“SAB”) No. 107 and may only be applied through December 31, 2007. The risk-free interest rate is based on the U.S. Treasury zero coupon issues with an equivalent remaining term at the time of the option grant. Expected volatility is based on the historical volatility of the Company’s stock price and other factors.

KOSAN BIOSCIENCES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)

(unaudited)

3. Stock-Based Compensation (continued)

	June 30, 2006	June 30, 2005
Expected term (in years)	6.25	4.00
Risk-free interest rate	4.71 - 5.00%	4.00%
Expect volatility	66 - 67%	62%
Expected dividends	—	—

A summary of stock option activity and changes through the six-months ended June 30, 2006 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Instrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at December 31, 2005	4,902	$7.57
Granted	310	$4.93
Forfeited or expired	(1,017)	$7.41
Exercised	(58)	$3.40

Outstanding at June 30, 2006	4,137	$7.47	7.12	$338

Vested and expected to vest at June 30, 2006	3,920	$7.53	7.02	$338

Exercisable at June 30, 2006	2,585	$7.96	6.19	$338

The weighted-average grant-date fair value of options granted for the three months ended June 30, 2006 and 2005 was $5.22 and $4.73, respectively. The total intrinsic value of options exercised for the three months ended June 30, 2006 and 2005 was approximately $29,000 and $71,000, respectively. The weighted-average grant-date fair value of options granted for the six months ended June 30, 2006 and 2005 was $4.93 and $5.84, respectively. The total intrinsic value of options exercised for the six months ended June 30, 2006 and 2005 was approximately $102,000 and $78,000, respectively.

KOSAN BIOSCIENCES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)

(unaudited)

3. Stock-Based Compensation (continued)

A summary of the nonvested shares as of December 31, 2005, and changes during the six-month period ended June 30, 2006, is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value
	(in thousands)
Nonvested shares at December 31, 2005	2,183	$6.98
Granted	310	$4.93
Vested	(379)	$6.97
Forfeited or expired	(562)	$7.41

Nonvested shares at June 30, 2006	1,552	$6.65

As of June 30, 2006, there was approximately $2.3 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the option plans. The cost is expected to be recognized over a weighted-average period of 2.8 years.

4. Comprehensive Loss

For the three and six months ended June 30, 2006 and 2005, comprehensive loss was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net loss	$(6,789)	$(7,316)	$(17,370)	$(15,331)
Unrealized gain (loss) on available-for-sale securities	4	171	91	97

Comprehensive loss	$(6,785)	$(7,145)	$(17,279)	$(15,234)

KOSAN BIOSCIENCES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)

(unaudited)

5. Equipment Financing

The Company finances certain equipment and facility improvements under debt obligations with terms of 48 months. In April 2004, the Company entered into a $3.5 million equipment line of credit agreement, of which $2.6 million had been utilized as of June 30, 2006. The interest rates of each of the loans are fixed at the time of the draw down, with the interest rates ranging from 6.31% to 9.07%. Obligations under the loans are secured by the assets financed under the loans.

6. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2006	December 31, 2005
Research and development-related	$3,365	$3,115
Compensation-related	949	1,438
Professional services	551	899
Facilities-related	728	767
Other	132	241

	$5,725	$6,460

7. Stockholders’ Equity

In April 2006, the Company completed an underwritten offering of 5,100,000 shares of common stock at an offering price of $5.00 per share. The Company received approximately $24.0 million in net proceeds after underwriting discounts and commissions and other offering costs.

KOSAN BIOSCIENCES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)

(unaudited)

8. Restructuring Charge

In March 2006, the Company implemented and completed a corporate restructuring, reflecting a realignment of research priorities and corporate operations to support its clinical product candidates and pipeline opportunities. As a result, the Company reduced its workforce by 39 positions, from 119 to 80 full-time employees, primarily in research and general and administrative. The reduction in workforce resulted in a one-time severance-related charge of approximately $0.6 million, all of which was recognized in the first quarter of 2006.

9. Subsequent Event

On July 19, 2006, the Company entered into a Committed Equity Financing Facility (“CEFF”) with Kingsbridge Capital Limited (“Kingsbridge”) pursuant to which Kingsbridge committed to purchase, subject to certain conditions, up to $50.0 million of the Company’s common stock. The CEFF allows the Company to raise capital as required, at the time and in the amounts deemed suitable to the Company, during the three-year period following the effectiveness of the registration statement to be filed by the Company with the Securities and Exchange Commission covering the resale of the shares of the Company’s common stock issuable in connection with the CEFF and the shares of common stock underlying the warrant discussed below. The Company is not obligated to sell any of the $50.0 million of common stock available under the CEFF, and there are no minimum commitments or minimum use penalties. Under the terms of the CEFF, the maximum number of shares the Company may sell to Kingsbridge is 6,879,868 shares (exclusive of the shares underlying the warrant), which may limit the amount of proceeds the Company is able to obtain from the CEFF. The CEFF does not contain any restrictions on the Company’s operating activities, automatic pricing resets or minimum market volume restrictions. In connection with the CEFF, the Company issued a warrant to Kingsbridge to purchase 285,000 shares of the Company’s common stock at an exercise price of $4.94 per share. The warrant is exercisable beginning six months after the date of grant and for a period of five years thereafter.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements about:

•	our strategy, including our plans with respect to reporting clinical data, initiating clinical trials and licensing commercialization rights to certain drug candidates;

•	the progress and results of our research and development programs, including clinical testing;

•	sufficiency of our cash resources;

•	revenues from existing and new collaborations;

•	product development;

•	our research and development and other expenses; and

•	our operations and legal risks.

In some cases, forward-looking statements can be identified by words such as “expect,” “anticipate,” “intend,” “believe,” “hope,” “assume,” “estimate,” “plan,” “will” and other similar words and expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Discussions containing these forward-looking statements may be found throughout this Form 10-Q, including the section entitled Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements involve risks and uncertainties, including the risks discussed below in Part II, Item 1A “Risk Factors” that could cause our actual results to differ materially from those in the forward-looking statements. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document. The risks discussed below in Part II, Item 1A “Risk Factors” and elsewhere in this report should be considered in evaluating our prospects and future financial performance.

Overview

We are a biotechnology company advancing two new classes of anticancer agents, Hsp90 inhibitors and epothilones, through clinical development. The following is the status of our product candidates.

Hsp90 Inhibitors

•	KOS-953. KOS-953 is our proprietary formulation of 17-AAG, a geldanamycin analog. KOS-953 is in Phase I and II clinical trials, primarily for multiple myeloma and HER2 positive breast cancer. In late 2006, we expect to report data and the recommended Phase II dose from our Phase Ib clinical study of KOS-953 in combination with Velcade® in patients with multiple myeloma. We also expect to report in late 2006 data from the Phase II portion of our Phase Ib/II clinical trial of KOS-953 in combination with Herceptin® in patients with HER2 positive breast cancer. If our current Phase Ib multiple myeloma results are favorable, we intend to initiate a Phase II clinical study of KOS-953 in combination with Velcade® in relapsed or refractory multiple myeloma patients in late 2006 or early 2007 and, depending on input we receive from U.S. and foreign regulatory authorities, a Phase II/III registration study of KOS-953 in combination with Velcade® in first relapse multiple myeloma patients in early 2007.

•	KOS-1022. Intravenous and oral formulations of a second-generation Hsp90 inhibitor, KOS-1022, are currently in Phase I clinical trials. Intravenous KOS-1022 is also being studied in a Phase Ib clinical trial in combination with Herceptin®. In late 2006, we expect to report data from the initial Phase I clinical trial of intravenous KOS-1022 and data from the Phase Ib clinical trial of intravenous KOS-1022 in combination with Herceptin®. If the final results from this Phase I clinical trial, and our Phase Ib/II clinical trial of KOS-953 in combination with Herceptin® in patients with HER2 positive breast cancer, are favorable, we intend to initiate late-stage clinical trials of intravenous KOS-1022 in combination with Herceptin® in patients with HER2 positive breast cancer in 2007. We anticipate that KOS-953 will be developed for use in multiple myeloma, and that KOS-1022 will be developed for all other indications, such as HER2 positive breast cancer.

Epothilones

•	KOS-862. KOS-862 is being evaluated in a Phase II clinical trial in patients with metastatic breast cancer. In addition, KOS-862 is being evaluated in the Phase II portion of a Phase Ib/II clinical trial in combination with Herceptin® in patients with HER2 positive locally advanced or metastatic breast cancer.

•	KOS-1584. KOS-1584 is our second-generation epothilone anticancer candidate that is being evaluated in two dose-escalating Phase I clinical trials in patients with solid tumors. We expect to report data from our KOS-1584 Phase I clinical trials in late 2006.

Our epothilone program is partnered with Roche through a global development and commercialization agreement. Roche is funding all of the current KOS-862 and KOS-1584 clinical trials. We anticipate that Roche will pursue late-stage clinical development of only one of our epothilone product candidates, if any. We anticipate that Roche will make a decision in this regard in 2006.

We also have a motilin receptor agonist program for gastrointestinal motility. We plan to file an Investigational New Drug, or IND, application with the FDA or an application for clinical trial authorization with regulatory authorities in Europe for our clinical candidate, KOS-2187, in 2006. As gastrointestinal disease is outside of Kosan’s core focus area of cancer, we plan to out-license the commercial rights to KOS-2187.

We also have additional research programs for cancer that are undergoing preclinical evaluation. These programs are also based on the use of our technology to improve the structure of known polyketides and the efficiency of large-scale production.

We have incurred significant losses since our inception. As of June 30, 2006, our accumulated deficit was approximately $148.2 million. We expect to incur additional operating losses over the next several years as we continue to advance our clinical product candidates into and through clinical trials.

Critical Accounting Policies

Critical accounting policies are those that require significant judgment and/or estimates by management at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. We consider certain accounting policies related to revenue recognition, clinical trial accruals and stock-based compensation to be critical policies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for our making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The basis of our current estimates or assumptions has not changed since we filed our Annual Report on Form 10-K for the year ended December 31, 2005 with the Securities and Exchange Commission on March 16, 2006, except as noted below. Since December 31, 2005, we have not made any significant changes to either our policies or any significant estimates or assumptions, except as noted below.

Stock-based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method and therefore we did not restate prior periods’ results. Under this transition method, stock-based compensation expense beginning January 1, 2006 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all stock-based payment awards granted after December 31, 2005 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. We recognize these compensation costs, net of an expected forfeiture rate, on a graded-vesting basis over the requisite service period of the award, which is generally the option vesting term of one or four years.

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

Results of Operations

Revenues

Revenues were approximately $2.7 million and $5.6 million for the three and six months ended June 30, 2006, respectively, compared to approximately $3.3 million and $6.2 million for the same periods in 2005. Revenues in both periods consisted primarily of contract revenues recognized under our development and commercialization agreement with Roche and funded research related to government grant awards.

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(In thousands, except percentage)	2006	2005		2006	2005
Contract revenue	$2,586	$2,897	-11%	$5,318	$5,513	-4%
Grant revenue	80	441	-82%	309	700	-56%

Total revenues	$2,666	$3,338	-20%	$5,627	$6,213	-9%

The decrease in revenues of approximately 20%, or $0.7 million, for the three months ended June 30, 2006 and 9%, or $0.6 million, for the six months ended June 30, 2006 compared to the same periods last year was primarily due to lower funding for KOS-862 development due to the conclusion of certain clinical trials, as well as lower grant revenues due to a fewer number of grant awards, partially offset by higher funding for KOS-1584 development due to the progress of Phase I trials in solid tumors and the manufacture of clinical materials. We expect to receive a one-time reimbursement for certain patent expenses in 2006 or early 2007 in connection with our March 2006 letter agreement with Roche. We expect our grant revenue to continue to decrease or end over the next several quarters due to changes in Small Business Administration rules that make most public companies ineligible for small business grants. If we do not maintain our agreement with Roche, our revenues will significantly decrease unless we enter into additional collaborations that provide substantial new revenues.

Research and Development Expenses

Our research and development expenses were approximately $8.3 million and $20.0 million for the three and six months ended June 30, 2006, respectively, compared to $9.5 million and $19.1 million for the same periods in 2005. Our research and development expenses consist primarily of salaries and other personnel-related expenses, including associated stock-based compensation, facility-related expenses, licensing-related expenses, depreciation of facilities and equipment, lab consumables, services performed by clinical research organizations and research institutions, contract manufacturers and other outside service providers. We group these activities into two major categories: “research and preclinical” and “clinical development.” We are unable to estimate the nature, timing or costs to complete our research and development projects, or when material net cash inflows to us could be expected to commence, if ever, due to the numerous risks and uncertainties associated with developing pharmaceutical products. These risks and uncertainties include those discussed in this report in Part II, Item 1A “Risk Factors.”

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change	Inception - June 30, 2006
(In thousands, except for percentages)	2006	2005		2006	2005
Clinical development
Epothilones	$1,910	$2,843	-33%	$4,337	$5,046	-14%	$53,878
Hsp90 inhibitors	3,653	2,140	71%	7,742	4,545	70%	22,816

Total clinical development	5,563	4,983	12%	12,079	9,591	26%	76,694

Research and preclinical (1)	2,737	4,488	-39%	7,571	9,535	-21%	145,832

Total research and development	$8,300	$9,471	-12%	$19,650	$19,126	3%	$222,526

(1)	“Research and preclinical” constitutes internal research and development costs for our early stage programs in the areas of cancer, gastrointestinal motility and technology development in 2006 and 2005, and infectious disease in 2005. Expenses for the three months ended June 30, 2006 and 2005 included allocated personnel-related expenses of approximately $1.0 million and $2.1 million, allocated facility-related expenses of approximately $1.0 million and $1.5 million and allocated lab consumables of $112,000 and $284,000, respectively. Expenses for the six months ended June 30, 2006 and 2005 included allocated personnel-related expenses of approximately $3.3 million and $4.5 million, allocated facility-related expenses of approximately $2.2 million and $3.2 million and allocated lab consumables of $316,000 and $644,000, respectively. Expenses for the period from inception through June 30, 2006 included allocated personnel-related expenses of approximately $71.8 million, allocated facility-related expense of approximately $35.6 million and allocated lab consumables of $10.0 million.

The decrease of 12%, or approximately $1.2 million, and increase of 3%, or approximately $0.5 million, in research and development expenses for the three and six months ended June 30, 2006 compared to the same periods in 2005 were the result of the following:

•	approximately $0.6 million and $2.5 million in increased clinical costs for the three and six months ended June 30, 2006, respectively, primarily due to the advancement of our clinical product candidates in the Hsp90 inhibitor program, including costs associated with clinical trials of KOS-953 and KOS-1022, and implementation of SFAS123R; offset by

•	approximately $1.8 million and $2.0 million in lower preclinical and research costs for the three and six months ended June 30, 2006, respectively, primarily related to a reduction in investment in certain early-stage research programs, offset by the implementation of SFAS 123R.

Our research and development employees decreased from 98 employees as of December 31, 2005 to 59 employees as of June 30, 2006, principally as a result of our March 2006 corporate restructuring. The costs associated with the corporate restructuring were recorded in the first quarter of 2006. We expect our research and development expenses to increase over the next several quarters as we continue to advance our clinical product candidates.

General and Administrative Expenses

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(In thousands, except for percentages)	2006	2005		2006	2005
General and administrative	$1,542	$1,523	1%	$4,101	$3,064	34%

Our general and administrative expenses were approximately $1.5 million and $4.1 million for the three and six months ended June 30, 2006, respectively, compared to $1.5 million and $3.1 million for the same periods in 2005. For the three months ended June 30, 2006, general and administrative expenses increased by 1%, or approximately $19,000, compared to the same period in 2005. For the six months ended June 30, 2006, general and administrative expenses increased by 34%, or approximately $1.0 million, compared to the same period in 2005, primarily due to severance related payments to our former Chief Executive Officer, costs associated with our March 2006 corporate restructuring in the first quarter of 2006 and implementation of SFAS 123R.

Our general and administrative employees decreased from 24 as of December 31, 2005 to 15 as of June 30, 2006, primarily as a result of our March 2006 corporate restructuring. We expect our general and administrative expenses to increase over the next several quarters, primarily as a result of certain key hires and professional fees associated with our Committed Equity Financing Facility, or CEFF, with Kingsbridge Capital, or Kingsbridge.

Other Income, Net

			% Change	Six Months Ended June 30,		% Change
(In thousands, except for percentages)	2006	2005		2006	2005
Interest income	$711	$423	68%	$1,145	$806	42%
Interest expense	(324)	(83)	290%	(391)	(160)	144%

Other income, net	$387	$340	14%	$754	$646	17%

Interest income increased to approximately $711,000 and $1.1 million for the three and six months ended June 30, 2006 from approximately $423,000 and $806,000 for the same periods in 2005. The increase resulted from higher returns in the current rising interest rate environment, partially offset by lower average investment balances in the first six months of 2006 compared to the same period in 2005.

Interest expense increased to approximately $324,000 and $391,000 for the three and six months ended June 30, 2006 from approximately $83,000 and $160,000 for the same periods in 2005. The increase resulted from fees associated with our Silicon Valley Bank, or SVB, line of credit facility, which expired in May 2006, partially offset by lower average debt balances in the first six months of 2006. We expect that our interest expense will decrease in the future due to the expiration of our SVB line of credit facility.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through sales of our convertible preferred stock and common stock, contract payments received under our corporate collaboration agreements and government grant awards, interest income and equipment financing arrangements. As of June 30, 2006, we had received approximately $175.1 million from the sale of convertible preferred stock and common stock, approximately $108.1 million from contract payments received under our corporate collaboration agreements and government grant awards, approximately $17.0 million from interest income and approximately $14.0 million from equipment financing arrangements. As of June 30, 2006, we had approximately $61.7 million in cash and investments, compared to approximately $55.1 million as of December 31, 2005. Our funds are currently invested in U.S. Treasury and government agency obligations and corporate obligations.

Cash used in operating activities was approximately $16.9 million for the six months ended June 30, 2006, compared to approximately $13.6 million for the same period last year. Our net loss of approximately $17.4 million for the six months ended June 30, 2006 was partially offset by non-cash charges of approximately $2.1 million related to stock-based compensation, depreciation and amortization of investment premiums and discounts. Cash used in operating activities for the same period in 2005 was primarily used to fund the net loss of $15.3 million, partially offset by non-cash charges of approximately $1.9 million related to stock-based compensation, depreciation and amortization of investment premiums and discounts.

Cash used in investing activities, excluding changes in our investments, was approximately $233,000 for the six months ended June 30, 2006, compared to approximately $953,000 for the same period in 2005, due to lower capital spending for the six months ended June 30, 2006 as compared to the same period in 2005.

Cash provided by financing activities was approximately $23.6 million for the six months ended June 30, 2006, compared to approximately $780,000 for the six months ended June 30, 2005. Financing activities for the six months ended June 30, 2006 included approximately $270,000 of equipment debt financing and approximately $24.4 million in proceeds from the sale of our common stock related to our April 2006 underwritten offering of 5,100,000 shares of common stock, stock option exercises and stock purchases made under our 2000 Employee Stock Purchase Plan, offset by approximately $1.1 million of scheduled payments on new and existing debt. Financing activities for the six months ended June 30, 2005 included approximately $1.5 million of equipment debt financing and approximately $321,000 in proceeds from the sale of our common stock related to stock option exercises and stock purchases made under our 2000 Employee Stock Purchase Plan, offset by approximately $1.1 million of scheduled payments on new and existing debt.

In April 2004, we entered into a $3.5 million equipment line of credit agreement for facility improvements and capital purchases, which expires in October 2006. As of June 30, 2006, we had utilized approximately $2.6 million of the line of credit. Upon expiration of the existing credit facility, we expect to obtain a new equipment line of credit for facility improvements and capital purchases.

On July 19, 2006, we entered into a CEFF with Kingsbridge, pursuant to which Kingsbridge committed to purchase, subject to certain conditions, up to $50.0 million of our common stock. The CEFF allows us to raise capital as required, at the time and in the amounts deemed suitable to us, during the three-year period following the effectiveness of the registration statement to be filed by us with the Securities and Exchange Commission covering the resale of the shares of our common stock issuable in connection with the CEFF and the shares of common stock underlying the warrant discussed below. We are not obligated to sell any of the $50.0 million of common stock available under the CEFF, and there are no minimum commitments or minimum use penalties. Under the terms of the CEFF, the maximum number of shares that we may sell to Kingsbridge is 6,879,868 shares (exclusive of the shares underlying the warrant), which may limit the amount of proceeds that we are able to obtain from the CEFF. In connection with the CEFF, we issued a warrant to Kingsbridge to purchase 285,000 shares of our common stock at an exercise price of $4.94 per share. The warrant is exercisable beginning six months after the date of grant and for a period of five years thereafter.

We believe that our existing cash and investment securities and anticipated cash flow from our existing collaboration with Roche will be sufficient to support our current operating plan into at least the second half of 2007, although we may choose to obtain additional financing from time to time. Including potential proceeds from our CEFF with Kingsbridge, we anticipate that we will have sufficient funds to support our current operating plan into 2008, although we may choose to obtain additional financing from time to time. We have based this estimate on assumptions that may prove to be wrong. Our future capital uses and requirements depend on numerous forward-looking factors, including the following:

•	our ability to establish any new collaborations, our rights and obligations under any new collaboration agreements and our ability to generate revenues under any new collaborations;

•	the extent to which clinical and other development activities are funded by our current collaborators, Roche and the NCI;

•	our ability to sell shares of our common stock under our CEFF with Kingsbridge;

•	the progress, success and costs of preclinical testing and clinical trials of our drug candidates;

•	any acceleration of our clinical development plans;

•	our ability to maintain or extend our existing collaborations with Roche and the NCI;

•	the progress, number and costs of our research programs;

•	the costs and timing of obtaining, enforcing and defending patent and other intellectual property rights;

•	any need to obtain licenses to additional patents or other intellectual property in order to use, import, manufacture, market or sell our product candidates;

•	any need to expand our manufacturing capabilities; and

•	expenses associated with any possible future litigation.

In addition, we review from time to time potential opportunities to expand our technologies or add to our portfolio of drug candidates. In the future, we may need further capital in order to acquire or invest in technologies, products or businesses.

We expect that additional financing will be required to fund operations. We expect to finance future cash needs through the public or private sale of equity securities, debt financings, additional collaboration or licensing arrangements or any combination of the foregoing or other arrangements. In September 2003, we filed a registration statement on Form S-3 to offer to sell common stock in one or more offerings up to a dollar amount of $75.0 million. In December 2003, we completed a registered direct offering of 3,115,000 shares of common stock at a price of $9.00 per share. We received approximately $26.0 million in net proceeds after placement agent fees and other offering costs. In December 2004, we filed a second registration statement on Form S-3 to offer to sell common stock and/or warrants in one or more offerings up to a dollar amount of $50.0 million. In April 2006, we completed an underwritten offering of 5,100,000 shares of common stock at an offering price of $5.00 per share. We received approximately $24.0 million in net proceeds after payment of underwriting discounts and commissions and other offering costs. We may, pursuant to the two shelf registration statements, sell approximately $71.5 million of additional common stock in the future.

We have no current commitments to offer and sell any securities that may be offered or sold pursuant to the registration statements described above. Our CEFF with Kingsbridge requires us to file a resale registration statement covering the resale of shares issued pursuant to the CEFF and underlying the warrant issued in connection with the CEFF. Additional financing or collaboration and licensing arrangements may not be available when needed or, if available, may not be on terms favorable to us or our stockholders. Insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs, to lose rights under existing licenses or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Insufficient funds may preclude us from meeting the conditions required for the extension of credit and may adversely affect our ability to operate as a going concern. If additional funds are obtained by issuing equity securities, substantial dilution to existing stockholders may result. In addition, see Part II, Item 1A “Risk Factors.”

Contractual Obligations

As of June 30, 2006, our obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments were as follows:

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)
Equipment financing obligations	$3,106	$1,722	$1,315	$69	$—
Operating leases	8,453	1,649	2,548	2,253	2,003
Purchase obligations	611	611	—	—	—

Total contractual cash obligations	$12,170	$3,982	$3,863	$2,322	$2,003

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investments to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and investment-grade corporate obligations. Through our money managers, we maintain risk management control systems to monitor interest rate risk. The risk management control systems use analytical techniques, including sensitivity analysis. If market interest rates were to increase by 100 basis points, or 1%, as of June 30, 2006 rates, the fair value of our portfolio would decline by approximately $189,000 on that date.

The following table represents the fair value balance of our cash, cash equivalents, short-term investments, restricted cash and long-term investments that are subject to interest rate risk by year of expected maturity and average interest rates as of June 30, 2006 (dollars in thousands):

	2006	2007
	(in thousands, except %)
Cash and cash equivalents	$26,549	—
Average interest rate	5.09%	—

Short-term investments	$15,393	$15,838
Average interest rate	4.04%	5.14%

Restricted Cash and Long-term investments	$949	$2,964
Average interest rate	0.95%	5.27%

We did not hold any derivative instruments as of June 30, 2006, and we have never held such instruments in the past. In addition, we had outstanding debt, consisting of borrowings under equipment financings, of $2.8 million as of June 30, 2006, with a range of interest rates from 6.31% to 9.07%.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of June 30, 2006, our chief executive officer and principal financial officer and accounting officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls over Financial Reporting. There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We have a history of net losses and may never become profitable.*

We commenced operations in 1996 and are still developing our product candidates. We have not commercialized any products, and we have incurred significant losses to date. As of June 30, 2006, we had an accumulated deficit of approximately $148.2 million. To date, our revenues have been primarily from collaborations and government grant awards. Our expenses have consisted principally of costs incurred in research and development and from general and administrative costs associated with our operations. We have incurred net losses since our inception, including a net loss of approximately $17.4 million for the six months ended June 30, 2006. We expect our expenses to increase and to continue to incur operating losses for at least the next several years as we continue our research and development efforts for our drug candidates and research programs. The amount of time necessary to successfully commercialize any of our drug candidates is long and uncertain, and successful commercialization may not occur at all. As a result, we may never become profitable.

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

If we are unable to raise sufficient funds when needed, we may be required to delay, scale back or eliminate some or all of our research or development programs; lose rights under existing licenses; or relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Insufficient funds may adversely affect our ability to operate as a going concern. See Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Result of Operations - Liquidity and Capital Resources.”

We believe that our existing cash and investment securities and anticipated cash flow from our existing collaboration with Roche will be sufficient to support our current operating plan into at least the second half of 2007, although we may choose to obtain additional financing from time to time. Including potential proceeds from our CEFF with Kingsbridge, we anticipate that we will have sufficient funds to support our current operating plan into 2008, although we may choose to obtain additional financing from time to time. We have based this estimate on assumptions that may prove to be wrong. Our future capital uses and requirements depend on numerous forward-looking factors, including the following:

•	our ability to establish any new collaborations, our rights and obligations under any new collaboration agreements and our ability to generate revenues under any new collaborations;

•	the extent to which clinical and other development activities are funded by our current collaborators, Roche and the NCI;

•	our ability to sell shares of our common stock under our CEFF with Kingsbridge;

•	the progress, success and costs of preclinical testing and clinical trials of our drug candidates;

•	any acceleration of our clinical development plans;

•	our ability to maintain or extend our existing collaborations with Roche and the NCI;

•	the progress, number and costs of our research programs;

•	the costs and timing of obtaining, enforcing and defending patent and other intellectual property rights;

•	any need to obtain licenses to additional patents or other intellectual property in order to use, import, manufacture, market or sell our product candidates;

•	any need to expand our manufacturing capabilities; and

•	expenses associated with any possible future litigation.

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

Our committed equity financing facility with Kingsbridge may not be available to us if we elect to make a draw down, may require us to make additional “blackout” or other payments to Kingsbridge and may result in dilution to our stockholders.*

In July 2006, we entered into the CEFF with Kingsbridge. The CEFF entitles us to sell and obligates Kingsbridge to purchase, from time to time over a period of three years, shares of our common stock for cash consideration up to an aggregate of $50.0 million, subject to certain conditions and restrictions. Kingsbridge will not be obligated to purchase shares under the CEFF unless certain conditions are met, which include a minimum price for our common stock; the accuracy of representations and warranties made to Kingsbridge; compliance with laws; and effectiveness of a registration statement registering for resale the shares of common stock to be issued in connection with the CEFF. In addition, among other termination rights, Kingsbridge is permitted to terminate the CEFF by providing written notice to us within 10 trading days after it obtains actual knowledge that an event has occurred resulting in a material and adverse effect on our business, operations, properties or financial condition. If we are unable to access funds through the CEFF, or if Kingsbridge terminates the CEFF, we may be unable to access capital on favorable terms, or at all.

We are entitled, in certain circumstances, to deliver a blackout notice to Kingsbridge to suspend the use of the resale registration statement and prohibit Kingsbridge from selling shares under the resale registration statement for a certain period of time. If we deliver a blackout notice in certain circumstances, or if the resale registration statement is not effective in circumstances not permitted by the agreement, then we must make a payment to Kingsbridge, or issue Kingsbridge additional shares in lieu of this payment, calculated on the basis of the number of shares purchased by Kingsbridge in the most recent draw down and held by Kingsbridge immediately prior to the blackout period and the change in the market price of our common stock during the period in which the use of the registration statement is suspended. If the trading price of our common stock declines during a suspension of the resale registration statement, the blackout or other payment could be significant.

Should we sell shares to Kingsbridge under the CEFF, or issue shares in lieu of a blackout payment, it will have a dilutive effect on the holdings of our current stockholders and may result in downward pressure on the price of our common stock. If we draw down under the CEFF, we will issue shares to Kingsbridge at a discount of up to 10% from the volume weighted average price of our common stock. If we draw down amounts under the CEFF when our share price is decreasing, we will need to issue more shares to raise the same amount than if our stock price was higher. Issuances in the face of a declining share price will have an even greater dilutive effect than if our share price were stable or increasing and may further decrease our share price.

If we are unable to recruit and retain skilled employees and consultants, we may not be able to successfully operate our business.*

Retaining our current management and other employees and recruiting qualified scientific personnel to perform future research, manufacturing and development work, as well as key management personnel with expertise in clinical testing and finance, among other areas, will be critical to our success. None of our employees have employment commitments for any fixed period of time and could leave our employment at will. In the past, we have experienced turnover among our management, including the resignations of our former Chief Executive Officer in the first quarter of 2006 and Chief Financial Officer in the fourth quarter of 2005. In addition, in March 2006, we experienced a corporate restructuring that resulted in a workforce reduction. We may have difficulty attracting required personnel as a result of a perceived risk of future workforce and expense reductions, or otherwise. Competition is intense among biotechnology, pharmaceutical and healthcare companies, universities and non-profit research institutions for experienced scientists and other personnel, and we may not be able to retain or recruit sufficient skilled personnel on acceptable terms to allow us to pursue collaborations and develop our product candidates and research programs, which would likely have an adverse effect on our business.

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

Our potential products are in development, and substantial additional effort and expense will be necessary for further development.*

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

Any inability to protect our proprietary technologies could significantly harm our business and ability to successfully commercialize product candidates.*

Our commercial success will depend in part on our ability to obtain patents and maintain adequate protection of other intellectual property for our technologies and products in the United States and other countries and prevent others from infringing our proprietary rights. If we are unable to adequately protect our intellectual property, competitors may be able to use our technologies and erode or negate any competitive advantage we may have. Intellectual property laws vary from country to country, and the laws of a particular country may afford less intellectual property protection than another country.

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

Interference, opposition or similar proceedings relating to our patents and patent applications are costly, and an unfavorable outcome could prevent us from commercializing our drug candidates.*

We are aware of a significant number of patents and patent applications relating to aspects of our technologies and compounds filed by, and issued to, other parties. Others have filed patent applications or have been granted patents claiming inventions also claimed or licensed by us, and we may have to participate in an interference or other proceeding before a patent agency or court to determine priority of invention or which party was first to invent and, thus, has the right to a patent for these inventions. We believe one or more interferences may be declared between patents and applications we own or have exclusively licensed and patents and applications owned by Novartis AG relating to epothilone biosynthetic genes; and patents and applications owned by Abbott Laboratories or Biotica Technologies Ltd. relating to erythromycin PKS genes, methods for altering PKS genes, and erythromycin analogs. In April 2005, a hearing was held at the European Patent Office to address an opposition filed by Biotica to one of our exclusively licensed patents related to the recombinant production of polyketides. The European Patent Office maintained (upheld) the patent, but with narrowing amendments. The time for Biotica to appeal the ruling has expired; we do not yet know whether Biotica filed an appeal prior to the deadline.

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

Manufacturing difficulties could delay or preclude commercialization of our products and substantially increase our expenses.*

We currently use contract manufacturers to make KOS-953 and KOS-1022 active pharmaceutical ingredients. In addition, we use contract manufacturers to formulate the final drug product for KOS-953 and KOS-1022. The NCI is responsible for formulating drug product for the formulation of 17-AAG being studied by it under our cooperative research and development agreement, or CRADA. We maintain a limited inventory of KOS-953 and KOS-1022 drug product at our facilities in Hayward, California, and we also maintain a limited inventory at the facilities of an outside contractor. The NCI is not obligated to maintain an inventory of either the active pharmaceutical ingredient or formulated drug product for the formulation of 17-AAG or KOS-1022 being studied by the NCI under our CRADA. In our epothilone program, we are the sole manufacturer of the active pharmaceutical ingredient for KOS-862, and we rely on contract manufacturers for the active pharmaceutical ingredient for KOS-1584. We use a single outside contractor to formulate drug product for KOS-862, and drug product for KOS-1584 is formulated at our facilities and by an outside contractor. We maintain limited inventories of formulated drug product for KOS-862 and KOS-1584 at our facilities in Hayward, California and at the facilities of an outside contractor. Limited inventories of formulated drug product for KOS-862 are also maintained by Roche.

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

We face intense competition from large pharmaceutical companies, biotechnology companies and academic groups.*

We face, and will continue to face, intense competition from organizations such as large biotechnology and pharmaceutical companies, as well as academic and research institutions and government agencies, that are pursuing competing technologies and products. These organizations may develop or currently possess technologies or products that are superior alternatives to ours. For example, companies with competing Hsp90 inhibitors include Biogen Idec Inc., which has initiated Phase I clinical trials in solid tumors with its intravenous formulation of 17-AAG and its oral synthetic Hsp90 inhibitor, Infinity Pharmaceuticals, which has initiated Phase I clinical trials of its intravenous Hsp90 inhibitor in multiple myeloma and gastrointestinal stromal tumors and has an oral formulation in pre-clinical development, and Vernalis plc, which has announced plans to enter clinical trials of its Hsp90 inhibitor in the second half of 2006 in collaboration with Novartis AG, as well as other companies reported to be pursuing Hsp90 inhibitors. Competing epothilones in clinical development include those being developed by BMS (reported to be in Phase III clinical trials), Novartis AG (reported to be in Phase III clinical trials) and Schering AG (reported to be in Phase II clinical trials). Gastrointestinal motility competitors include Chugai Pharmaceuticals, whose motilide agonist is reported to be in Phase II clinical trials. Further, our competitors in the polyketide gene-engineering field may be more effective at implementing their technologies to develop commercial products or may hold or develop patents or other proprietary rights that may prevent us from practicing our technologies and pursuing our programs. Some of these competitors have entered into collaborations with leading companies within our target markets to produce polyketides for commercial purposes.

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

Some of our existing stockholders can exert control over us and may not make decisions that are in the best interest of all stockholders.*

Our officers, directors and their affiliates together controlled approximately 12% of our outstanding common stock as of June 30, 2006. As a result, these stockholders, if they act together, are able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may delay or prevent a change in control of us and might affect the market price of our common stock, even when a change may be in the best interests of all stockholders. In addition, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders, and accordingly, they could cause us to enter into transactions or agreements, which we would not otherwise consider.

Our stock price has been, and may continue to be, extremely volatile.*

The trading price of our common stock has been, and is likely to continue to be, highly volatile. During the period from July 1, 2005 through June 30, 2006, our common stock traded between $3.65 and $9.77 on the Nasdaq Global Market. The trading price of our common stock could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

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

In addition, the stock market in general, and the Nasdaq Global Market and the market for biotechnology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted against that company. If this type of litigation were instituted against us, we would be faced with substantial costs and management’s attention and resources would be diverted, which could in turn seriously harm our business, financial condition and results of operations.

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

Changes in the accounting treatment of stock options will continue to adversely affect our results of operations.

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

Item 4: Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on May 25, 2006. The results of the voting were as follows:

a)	To elect two directors, Kevan Clemens, Ph.D. and Jean Deleage, Ph.D., to serve as Class C Directors for a term that expires at the Annual Meeting of Stockholders in 2009, or until their respective successors are duly elected and qualified. Directors whose term of office as a director continued after the meeting are Bruce A. Chabner, M.D., Peter Davis, Ph.D., Charles J. Homcy, M.D., Chaitan S. Khosla, Ph.D. and Christopher T. Walsh, Ph.D. The number of votes cast as to the election of the Class C directors of the Company at the Annual Meeting of Stockholders is as follows:

Candidate	Shares Voted in Favor	Shares Withheld	Broker Non-Votes
Kevan Clemens, Ph.D.	26,837,446	138,712	—
Jean Deleage, Ph.D.	26,841,416	134,742	—

b)	To approve the Company’s 2006 Equity Incentive Plan.

Shares Voted In Favor	Shares Against	Abstain	Broker Non- Votes
18,745,614	3,725,205	4,405	4,500,934

c)	To ratify the selection of Ernst & Young LLP as independent registered public accounting firm of the Company for its fiscal year ending December 31, 2006.

Shares Voted In Favor	Shares Against	Abstain	Broker Non- Votes
26,887,038	71,721	17,399	—

Item 5: Other Information

None.

Item 6: Exhibits

Exhibit No.
3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws of Registrant. (2)

4.1	Form of Specimen Common Stock Certificate. (3)

4.2	Third Amended and Restated Registration Rights Agreement, dated March 30, 2000, between Registrant and certain stockholders. (3)

4.3	Registrant’s Certificate of Designation of Series A Junior Preferred Stock. (4)

4.4	Warrant for the purchase of shares of common stock, dated July 19, 2006, issued by the Registrant to Kingsbridge Capital Limited. (5)

4.5	Registration Rights Agreement, dated July 19, 2006, by and between the Registrant and Kingsbridge Capital Limited. (5)

10.36	Kosan Biosciences Incorporated 2006 Equity Incentive Plan. (6)*

10.37	Form of Stock Option Grant Notice and Stock Option Agreement under the Kosan Biosciences Incorporated 2006 Equity Incentive Plan. (6)*

10.38	Common Stock Purchase Agreement between Registrant and Kingsbridge Capital Limited, dated as of July 19, 2006. (5)

10.39	Scientific Advisory Board Agreement between Registrant and Chaitan S. Khosla, Ph.D., dated as of July 19, 2006. (5)

10.40	Letter Agreement between Registrant and The Sloan-Kettering Institute for Cancer Research, dated May 4, 2006.+

10.41	2000 Non-Employee Directors’ Stock Option Plan, as amended, and related agreements.*

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification by the Chief Executive Officer and the Chief Financial Officer of Kosan Biosciences Incorporated, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United Stated Code (18 U.S.C. 1350). (7)

(1)	Incorporated herein by reference to an exhibit of our quarterly report on Form 10-Q for the period ended June 30, 2001.
(2)	Incorporated herein by reference to an exhibit of our quarterly report on Form 10-Q for the period ended June 30, 2003.
(3)	Incorporated herein by reference to an exhibit of our Registration Statement on Form S-1, Registration No. 333-33732.
(4)	Incorporated by reference to an exhibit of our current report on Form 8-K filed on October 15, 2001.
(5)	Incorporated by reference to an exhibit of our current report on Form 8-K filed on July 25, 2006.
(6)	Incorporated by reference to an exhibit of our current report on Form 8-K filed on June 1, 2006.
(7)	This certification “accompanies” the Quarterly Report on Form 10-Q to which it relates, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Kosan Biosciences Incorporated under the Securities Act or the Exchange Act (whether made before or after the date of the Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.
+	Confidential treatment has been requested for certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
*	Represents a management or director compensation plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kosan Biosciences Incorporated

August 9, 2006	By:	/s/ Robert G. Johnson, Jr.
Robert G. Johnson, Jr., M.D., Ph.D.
Chief Executive Officer

August 9, 2006	By:	/s/ David L. Johnson
David L. Johnson
Principal Accounting Officer and Principal
Financial Officer

EXHIBIT INDEX

Exhibit No.
3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws of Registrant. (2)

4.1	Form of Specimen Common Stock Certificate. (3)

4.2	Third Amended and Restated Registration Rights Agreement, dated March 30, 2000, between Registrant and certain stockholders. (3)

4.3	Registrant’s Certificate of Designation of Series A Junior Preferred Stock. (4)

4.4	Warrant for the purchase of shares of common stock, dated July 19, 2006, issued by the Registrant to Kingsbridge Capital Limited. (5)

4.5	Registration Rights Agreement, dated July 19, 2006, by and between the Registrant and Kingsbridge Capital Limited. (5)

10.36	Kosan Biosciences Incorporated 2006 Equity Incentive Plan. (6)*

10.37	Form of Stock Option Grant Notice and Stock Option Agreement under the Kosan Biosciences Incorporated 2006 Equity Incentive Plan. (6)*

10.38	Common Stock Purchase Agreement between Registrant and Kingsbridge Capital Limited, dated as of July 19, 2006. (5)

10.39	Scientific Advisory Board Agreement between Registrant and Chaitan S. Khosla, Ph.D., dated as of July 19, 2006. (5)*

10.40	Letter Agreement between Registrant and The Sloan-Kettering Institute for Cancer Research, dated May 4, 2006.+

10.41	2000 Non-Employee Directors’ Stock Option Plan, as amended, and related agreements.*

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification by the Chief Executive Officer and the Chief Financial Officer of Kosan Biosciences Incorporated, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United Stated Code (18 U.S.C. 1350). (7)

(1)	Incorporated herein by reference to an exhibit of our quarterly report on Form 10-Q for the period ended June 30, 2001.
(2)	Incorporated herein by reference to an exhibit of our Quarterly Report on Form 10-Q for the period ended June 30, 2003.
(3)	Incorporated herein by reference to an exhibit of our Registration Statement on Form S-1, Registration No. 333-33732.
(4)	Incorporated by reference to an exhibit of our current report on Form 8-K filed on October 15, 2001.
(5)	Incorporated by reference to an exhibit of our current report on Form 8-K filed on July 25, 2006.
(6)	Incorporated by reference to an exhibit of our current report on Form 8-K filed on June 1, 2006.
(7)	This certification “accompanies” the Quarterly Report on Form 10-Q to which it relates, pursuant to Section 906 of the Sarbanes Oxley Act of 2002, and is not deemed filed with the Securities and

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