Form 10-Q
period 2006-09-30
KOSAN BIOSCIENCES INC
filed 2006-11-09
CIK 1110206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2006.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $.001 par value; 35,389,717 shares outstanding at October 31, 2006.

KOSAN BIOSCIENCES INCORPORATED

Form 10-Q

Quarter Ended September 30, 2006

PART I. FINANCIAL INFORMATION

Item 1: Condensed Financial Statements and Notes

KOSAN BIOSCIENCES INCORPORATED

CONDENSED BALANCE SHEETS

(in thousands)

	September 30, 2006	December 31, 2005 (1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,773	$18,750
Short-term investments	32,577	35,427
Accounts receivable	1,784	3,319
Prepaid and other current assets	1,150	1,192

Total current assets	53,284	58,688

Restricted cash	949	949
Property and equipment, net	4,565	6,061
Long-term investments	2,984	—
Other assets and notes receivable from related parties	240	299

Total assets	$62,022	$65,997

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,397	$2,639
Accrued liabilities	5,971	6,460
Current portion of deferred revenue	3,277	3,277
Current portion of equipment loans	1,401	1,854

Total current liabilities	12,046	14,230

Deferred revenue, less current portion	6,418	8,876
Equipment loans, less current portion	1,012	1,785

Stockholders’ equity:
Common stock	35	29
Additional paid-in capital	198,249	172,083
Accumulated other comprehensive income/(loss)	9	(169)
Accumulated deficit	(155,747)	(130,837)

Total stockholders’ equity	42,546	41,106

Total liabilities and stockholders’ equity	$62,022	$65,997

(1)	The balance sheet data at December 31, 2005 has been derived from the audited financial statements at that date.

See accompanying notes.

KOSAN BIOSCIENCES INCORPORATED

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Contract revenue	$2,137	$2,906	$7,455	$8,419
Grant revenue	32	311	341	1,011

Total revenues	2,169	3,217	7,796	9,430

Operating expenses:
Research and development (including charges for stock-based compensation of $340 and $65 in the three months ended September 30, 2006 and 2005, respectively, and $914 and $184 in the nine months ended September 30, 2006 and 2005, respectively)	8,712	9,335	28,362	28,461
General and administrative (including charges for stock-based compensation of $277 and $35 in the three months ended September 30, 2006 and 2005, respectively, and $676 and $127 in the nine months ended September 30, 2006 and 2005, respectively)	1,632	1,763	5,733	4,827

Total operating expenses	10,344	11,098	34,095	33,288

Loss from operations	(8,175)	(7,881)	(26,299)	(23,858)
Other income, net	635	350	1,389	996

Net loss	$(7,540)	$(7,531)	$(24,910)	$(22,862)

Basic and diluted net loss per common share	$(0.22)	$(0.26)	$(0.76)	$(0.78)

Shares used in computing basic and diluted net loss per common share	34,573	29,247	32,778	29,180

See accompanying notes.

KOSAN BIOSCIENCES INCORPORATED

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine months Ended September 30,
	2006	2005
Operating activities
Net loss	$(24,910)	$(22,862)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,761	1,925
Amortization of investment premiums and discounts	(125)	522
Amortization of stock-based compensation	1,590	312
Changes in assets and liabilities:
Accounts receivable	1,535	1,084
Prepaid and other current assets	42	189
Other assets and notes receivable from related parties	59	47
Accounts payable and accrued liabilities	(1,731)	216
Deferred revenue	(2,458)	(2,458)

Net cash used in operating activities	(24,237)	(21,025)

Investing activities
Acquisition of property and equipment	(265)	(1,050)
Purchase of investments	(37,181)	(39,855)
Proceeds from maturity of investments	37,350	65,973

Net cash provided by (used in) investing activities	(96)	25,068

Financing activities
Proceeds from issuance of common stock	24,582	967
Proceeds from equipment loans	270	1,804
Principal payments under equipment loans	(1,496)	(1,603)

Net cash provided by financing activities	23,356	1,168

Net increase (decrease) in cash and cash equivalents	(977)	5,211
Cash and cash equivalents at beginning of period	18,750	13,777

Cash and cash equivalents at end of period	$17,773	$18,988

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

Kosan is a biotechnology company advancing two new classes of anticancer agents through clinical development. The Company’s heat shock protein 90, or Hsp90, inhibitor, tanespimycin (KOS-953), is in Phase 1 and 2 clinical trials, primarily for multiple myeloma and HER2 positive breast cancer. In addition, intravenous and oral formulations of a second-generation Hsp90 inhibitor, alvespimycin HCl (KOS-1022), are currently in Phase 1 clinical trials. These compounds have a novel mechanism of action targeting multiple pathways involved in cancer cell growth and survival. The Company is collaborating with the National Cancer Institute (“NCI”), a component of the National Institutes of Health, in the development of tanespimycin, alvespimycin and other analogs of geldanamycin for the treatment of cancer.

Kosan is also developing KOS-862 in Phase 2 clinical trials in breast cancer. KOS-862 is an epothilone with a mechanism of action similar to taxanes, one of the most successful classes of anti-tumor agents. Kosan’s second generation epothilone, KOS-1584, is in Phase 1 clinical trials. The epothilone program is partnered with Hoffmann-La Roche, Inc. and F. Hoffmann-La Roche Ltd. (collectively “Roche”) through a global development and commercialization agreement.

Kosan also has a motilin receptor agonist program for the stimulation of gastrointestinal movement, or GI motility. The Company has selected KOS-2187 as a clinical product candidate in this program and plans to out-license the commercial rights to KOS-2187.

Kosan also has additional research programs for cancer that are undergoing preclinical evaluation.

Kosan has funded its operations primarily through equity financing, contract payments under its collaboration agreements, equipment financing arrangements and government grants.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. The information as of September 30, 2006, and for the three and nine months ended September 30, 2006 and 2005, reflects all adjustments (including normal recurring adjustments) that the management of the Company believes are necessary for a fair presentation of the results for the periods presented. Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 16, 2006.

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

The Company recognizes an impairment charge when the decline in the estimated fair value of a marketable security below the amortized cost is determined to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the duration of time during which the fair value has been less than its amortized cost, any adverse changes in the investees’ financial condition and associated downgrades to credit ratings and the Company’s intent and ability to hold the marketable security for a period of time sufficient to allow for any anticipated recovery in market value. For the three and nine months ended September 30, 2006 and 2005, the Company did not recognize an impairment charge related to its investment securities.

Restricted Cash

The Company held a restricted investment consisting of a certificate of deposit of approximately $949,000 at September 30, 2006 and December 31, 2005. This investment is carried at fair value and is restricted as to withdrawal under a letter of credit agreement related to a facility lease.

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

KOSAN BIOSCIENCES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)

(unaudited)

1. Organization and Summary of Significant Accounting Policies (continued)

Net Loss per Share

Basic and diluted net loss per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. The Company has excluded all outstanding stock options and warrants from the calculation of diluted net loss per common share because all such securities are antidilutive for all applicable periods presented. Diluted net loss is not presented separately as the Company is in a net loss position and including potentially dilutive securities in the loss per share computation would be antidilutive.

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

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. FIN 48 is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of FIN 48 on its financial statements.

KOSAN BIOSCIENCES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)

(unaudited)

2. Research and Development Agreements

Roche

Effective September 2002, the Company entered into a research and development collaboration agreement (the “Agreement”) with Roche. Under the terms of the Agreement, Roche has worldwide exclusive rights to market and sell KOS-862 and other epothilones (including KOS-1584) in the field of oncology, and the Company will co-develop and has the right to co-promote the product in the United States. The Agreement provides for the Company to receive payments for the reimbursement of research and development expenditures, funding of a back-up program, achievement of clinical, regulatory and commercial milestones, development activities and royalties on sales of collaboration products. In addition, the Company has the opportunity to increase its royalties through a buy-in at a later stage of clinical development and by co-promotion of products resulting from the collaboration. Effective July 2004, the Company entered into an amendment to the Agreement that provided for the reimbursement of costs that exceeded the previously stipulated amounts set forth in the Agreement. In March 2006, the Company entered into a letter agreement with Roche, replacing a particular at-risk milestone payment obligation in the Agreement with an obligation by Roche to reimburse the Company for certain patent expenses up to a specified amount at the time set forth in the letter agreement.

For the three months ended September 30, 2006 and 2005, the Company recognized revenue related to the Agreement of approximately $2.1 million and $2.9 million, respectively. For the nine months ended September 30, 2006 and 2005, the Company recognized revenue related to the Agreement of approximately $7.5 million and $8.4 million, respectively.

License Agreements

The Company has collaborative and license agreements with several academic, government and medical institutions. Included in research and development expenses were total expenses under these agreements of approximately $78,000 and $323,000 for the nine months ended September 30, 2006 and 2005, respectively.

3. Stock-Based Compensation

At September 30, 2006, the Company had the following stock-based compensation plans:

2006 Equity Incentive Plan

The Company’s 2006 Equity Incentive Plan (the “2006 Plan”) provides for the granting of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights and other forms of equity compensation. The 2006 Plan also provides for the granting of performance stock awards and performance cash awards so that the Compensation Committee of the Company’s board of directors may use performance criteria in establishing specific targets to be attained as a condition to the grant or vesting of one or more awards under the 2006 Plan. Incentive and nonstatutory stock options may be granted with exercise prices not less than fair value on the date of grant. The fair value of grants is determined by the closing sales price of the Company’s common stock as listed on an established stock exchange on the last market trading date preceding the date of grant. Stock options granted to a stockholder owning more than 10% of voting stock of the Company may be granted

KOSAN BIOSCIENCES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)

(unaudited)

3. Stock-Based Compensation (continued)

2006 Equity Incentive Plan (continued)

with an exercise price of not less than 110% of the fair value on the date of grant. Options expire no later than ten years from the date of the grant. The number of shares, terms and exercise periods are determined by the Company’s board of directors or its delegates. Options generally vest at 25% per year over a four-year period.

1996 Stock Option Plan

The Company’s 1996 Stock Option Plan (the “1996 Plan”) provided for the granting of incentive stock options and nonstatutory stock options to employees, officers, directors and consultants of the Company. Incentive stock options were granted with exercise prices not less than fair value, and nonstatutory stock options were granted with exercise prices not less than 85% of the fair value on the date of grant. The fair value of grants was determined by the closing market price of the Company’s common stock as listed on any established stock exchange on the date of grant. Stock options granted to a stockholder owning more than 10% of voting stock of the Company were granted with an exercise price of not less than 110% of the fair value on the date of grant. Options expire no later than ten years from the date of the grant. The number of shares, terms and exercise period were determined by the Company’s board of directors or its delegates. Options generally vest at 25% per year over a four-year period. The 1996 Plan expired in June 2006.

Shares subject to outstanding options under the 1996 Plan as of May 25, 2006 that expire or otherwise terminate without being exercised in full will be added to the share reserve under the 2006 Plan. The maximum number of underlying stock awards that may be granted under the 1996 Plan and the 2006 Plan was 11,475,000 as of September 30, 2006.

2000 Employee Stock Purchase Plan

The Company’s 2000 Employee Stock Purchase Plan (the “Purchase Plan”) permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. The maximum number of shares available for issuance pursuant to the Purchase Plan was 750,000 as of September 30, 2006. The Purchase Plan provides for an annual increase of shares on January 1 of each year equal to the lesser of 150,000 shares, 0.75% of the outstanding shares on such date or such amount as determined by the Company’s board. The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the common stock on the first day of the offering or 85% of the fair market value of the Company’s common stock on the purchase date. Each offering is for a six-month period.

KOSAN BIOSCIENCES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)

(unaudited)

3. Stock-Based Compensation (continued)

2000 Non-Employee Directors’ Plan

The Company’s 2000 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”) provides for the granting of nonstatutory stock options to directors of the Company. The maximum number of shares of common stock available for issuance pursuant to the Directors’ Plan was 500,000 as of September 30, 2006. Under the Directors’ Plan, as amended, each non-employee director who becomes a director of the Company will be automatically granted a non-statutory stock option to purchase 20,000 shares of common stock on the date on which such person first becomes a director, and such option will vest over four years. Beginning with the 2002 Annual Stockholders Meeting and each year thereafter, each non-employee director will automatically be granted, one day following each year’s annual meeting of stockholders, a non-statutory option to purchase 5,000 shares of common stock, which will vest one day before the annual meeting of stockholders subsequent to the date of grant. The exercise price of options under the Directors’ Plan will be equal to the fair market value of the common stock on the date of grant. The maximum term of the options granted under the Directors’ Plan is ten years.

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

As a result of adopting SFAS 123R on January 1, 2006, the Company’s net loss for the three and nine months ended September 30, 2006 was approximately $514,000 and $1.3 million, respectively, greater than if the Company had continued to account for stock-based compensation under APB 25. The impact on both basic and diluted earnings per share for the three and nine months ended September 30, 2006 was $0.01 and $0.04 per share, respectively. Due to the Company’s lack of earnings history, no income tax benefit or cash flow effect is recognized as any resulting deferred tax asset is fully offset by a valuation allowance.

KOSAN BIOSCIENCES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)

(unaudited)

3. Stock-Based Compensation (continued)

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data) had the Company applied the fair value recognition provisions under SFAS 123 in 2005:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss attributable to common stockholders, as reported	$(7,531)	$(22,862)
Plus: Stock-based employee compensation expense included in reported net loss	—	—
Less: Stock-based employee compensation expense determined under fair value based method for all awards	(427)	(1,805)

Pro forma net loss	$(7,958)	$(24,667)

Basic and diluted net loss per common share:
As reported	$(0.26)	$(0.78)

Pro forma	$(0.27)	$(0.85)

The Company uses the Black-Scholes-Merton closed-form model to value stock-based compensation expense. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The table below presents the valuation assumptions used to determine stock-based compensation expense under the provisions of SFAS 123R for the nine months ended September 30, 2006 and 2005, respectively. Expected term is based on the simplified method allowed under the provisions of Staff Accounting Bulletin (“SAB”) No. 107 and may only be applied through December 31, 2007. The risk-free interest rate is based on the U.S. Treasury zero coupon issues with an equivalent remaining term at the time of the option grant. Expected volatility is based on the historical volatility of the Company’s stock price and other factors.

KOSAN BIOSCIENCES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)

(unaudited)

3. Stock-Based Compensation (continued)

	September 30,
	2006	2005
Expected term (in years)	6.25	4.00
Risk-free interest rate	4.71 - 5.00%	4.00%
Expected volatility	66 - 67%	62%
Expected dividends	—	—

A summary of stock option activity and changes through the nine-months ending September 30, 2006 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Instrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at December 31, 2005	4,902	$7.57
Granted	556	$4.22
Forfeited or expired	(1,090)	$7.39
Exercised	(60)	$3.35

Outstanding at September 30, 2006	4,308	$7.24	7.06	$898

Vested and expected to vest at September 30, 2006	4,086	$7.33	6.95	$815
Exercisable at September 30, 2006	2,675	$7.93	6.07	$478

The weighted-average grant-date fair value of options granted for the three months ended September 30, 2006 and 2005 was $3.33 and $8.54 per share, respectively. The total intrinsic value of options exercised for the three months ended September 30, 2006 and 2005 was approximately $5,000 and $214,000, respectively. The weighted-average grant-date fair value of options granted for the nine months ended September 30, 2006 and 2005 was $4.22 and $6.70 per share, respectively. The total intrinsic value of options exercised for the nine months ended September 30, 2006 and 2005 was approximately $107,000 and $292,000, respectively.

KOSAN BIOSCIENCES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)

(unaudited)

3. Stock-Based Compensation (continued)

A summary of the nonvested shares as of December 31, 2005, and changes during the nine-month period ended September 30, 2006, is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value
	(in thousands)
Nonvested shares at December 31, 2005	2,183	$6.98
Granted	556	$4.22
Vested	(544)	$7.00
Forfeited	(562)	$6.77

Nonvested shares at September 30, 2006	1,633	$6.11

As of September 30, 2006, there was approximately $2.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the option plans. The cost is expected to be recognized over a weighted-average period of 2.8 years.

4. Comprehensive Loss

For the three and nine months ended September 30, 2006 and 2005, comprehensive loss was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net loss	$(7,540)	$(7,531)	$(24,910)	$(22,862)
Unrealized gain (loss) on available-for-sale securities	87	26	178	123

Comprehensive loss	$(7,453)	$(7,505)	$(24,732)	$(22,739)

5. Equipment Financing

The Company finances certain equipment and facility improvements under debt obligations with terms of 48 months. In April 2004, the Company entered into a $3.5 million equipment line of credit agreement, of which $2.6 million had been utilized as of September 30, 2006. The interest rates of each of the loans are fixed at the time of the draw down, with the interest rates ranging from 6.31% to 9.07%. Obligations under the loans are secured by the assets financed under the loans.

KOSAN BIOSCIENCES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)

(unaudited)

6. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2006	December 31, 2005
Research and development-related	$3,576	$3,115
Compensation-related	1,087	1,438
Professional services	537	899
Facilities-related	686	767
Other	85	241

	$5,971	$6,460

7. Stockholders’ Equity

In April 2006, the Company completed an underwritten offering of 5,100,000 shares of common stock at an offering price of $5.00 per share. The Company received approximately $24.0 million in net proceeds after underwriting discounts and commissions and other offering costs.

In July 2006, the Company entered into a Committed Equity Financing Facility (“CEFF”) with Kingsbridge Capital Limited (“Kingsbridge”) which entitles the Company to sell and obligates Kingsbridge to purchase, subject to certain conditions, up to $50.0 million of the Company’s common stock. The CEFF allows the Company to raise capital as required, at the time and in the amounts deemed suitable to the Company, during the three-year period following September 25, 2006, the date of effectiveness of the registration statement filed by the Company with the Securities and Exchange Commission covering the resale of the shares of the Company’s common stock issuable in connection with the CEFF and the shares of common stock underlying the warrant discussed below. The Company can draw down on the CEFF in tranches of up to a maximum of 2.0% of the Company’s market capitalization at the time of draw down, or $10.0 million, whichever is less, subject to certain conditions. The purchase price of these shares will be between 90% and 94% of the volume weighted average price of the Company’s common stock for each of the eight trading days following the election to sell shares. Kingsbridge is not obligated to purchase shares at prices below $2.00 per share or at a price below 85% of the closing share price of the Company’s stock on the trading day immediately preceding the commencement of the draw down. The Company is entitled, in certain circumstances, to deliver a blackout notice to Kingsbridge to suspend the use of the resale registration statement and prohibit Kingsbridge from selling shares under the resale registration statement for a certain period of time. If the Company delivers a blackout notice in certain circumstances, or if the resale registration statement is not effective in circumstances not permitted by the agreement, then the Company must make a payment to Kingsbridge, or issue Kingsbridge additional shares in lieu of this payment, calculated on the basis of the number of shares purchased by Kingsbridge in the most recent draw down and held by Kingsbridge immediately prior to the blackout period and the change in the market price of our common stock during the period in which the use of the registration statement is suspended.

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

KOSAN BIOSCIENCES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)

(unaudited)

7. Stockholders’ Equity (continued)

In connection with the CEFF, the Company issued a warrant to Kingsbridge to purchase 285,000 shares of the Company’s common stock at an exercise price of $4.94 per share. The warrant is exercisable beginning six months after the date of grant and for a period of five years thereafter. The fair value of the warrant was valued on the date of issuance under the Black-Scholes method using the following assumptions: contractual life of 5.5 years, risk free interest rate of 4.84%, volatility of 66% and no dividends. The fair value of the warrant was $629,000 and was recorded as a contra-equity amount in additional paid-in-capital in the third quarter of 2006.

In October 2006, the Company received proceeds of $3.0 million, before expenses of approximately $0.1 million relating to the execution of the CEFF in July 2006, filing of the registration statement, which became effective on September 25, 2006, and the sale of 770,351 shares of common stock to Kingsbridge in October 2006.

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

Hsp90 Inhibitors

Tanespimycin

Our proprietary formulation of tanespimycin, or KOS-953, a geldanamycin analog, is in Phase 1 and 2 clinical trials, primarily for multiple myeloma and HER2 positive breast cancer. In late 2006, we expect to report data and the recommended Phase 2 dose from our Phase 1b clinical study of tanespimycin in combination with Velcade® in patients with multiple myeloma. We also expect to report in late 2006 data from the Phase 2 portion of our Phase 1b/2 clinical trial of tanespimycin in combination with Herceptin® in patients with HER2 positive breast cancer. We intend to initiate a Phase 2/3 registration study of tanespimycin in combination with Velcade® in relapsed or refractory multiple myeloma patients in the first quarter of 2007 and a Phase 3 registration study of tanespimycin in combination with Velcade® in first relapse multiple myeloma patients later in 2007.

Alvespimycin

Intravenous and oral formulations of a second-generation Hsp90 inhibitor, alvespimycin, or KOS-1022, are currently in Phase 1 clinical trials. Intravenous alvespimycin is also being studied in a Phase 1b clinical trial in combination with Herceptin®. In late 2006, we expect to report data from the Phase 1 clinical trial of intravenous alvespimycin and data from the Phase 1b clinical trial of intravenous alvespimycin in combination with Herceptin®. We intend to initiate a Phase 2 clinical trial of intravenous alvespimycin as a single agent in HER2 positive metastatic breast cancer in the first half of 2007 and a Phase 2/3 clinical study of alvespimycin in combination with Herceptin® in patients with HER2 positive metastatic breast cancer later in 2007. We anticipate that tanespimycin will be developed for use in multiple myeloma, and that alvespimycin will be developed for other indications, such as HER2 positive metastatic breast cancer.

Epothilones

KOS-862

KOS-862 is being evaluated in a Phase 2 clinical trial in patients with metastatic breast cancer. In addition, KOS-862 is being evaluated in the Phase 2 portion of a Phase 1b/2 clinical trial in combination with Herceptin® in patients with HER2 positive locally advanced or metastatic breast cancer.

KOS-1584

KOS-1584 is our second-generation epothilone anticancer candidate that is being evaluated in two dose-escalating Phase 1 clinical trials in patients with solid tumors. We expect to report data from our KOS-1584 Phase 1 clinical trials later in 2006.

Our epothilone program is partnered with Roche through a global development and commercialization agreement. Roche is funding all of the current KOS-862 and KOS-1584 clinical trials. We anticipate that Roche and Kosan will pursue late-stage clinical development of only one of our epothilone product candidates, if any. We anticipate that Roche and Kosan will make a decision in this regard in late 2006 or early 2007.

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

We have incurred significant losses since our inception. As of September 30, 2006, our accumulated deficit was approximately $155.7 million. We expect to incur additional operating losses over the next several years as we continue to advance our clinical product candidates into and through clinical trials.

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

Results of Operations

Revenues

Revenues were approximately $2.2 million and $7.8 million for the three and nine months ended September 30, 2006, respectively, compared to approximately $3.2 million and $9.4 million for the same periods in 2005. Revenues in both periods consisted primarily of contract revenues recognized under our development and commercialization agreement with Roche and funded research related to government grant awards.

(In thousands, except percentage)	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2006	2005		2006	2005
Contract revenue	$2,137	$2,906	-26%	$7,455	$8,419	-11%
Grant revenue	32	311	-90%	341	1,011	-66%

Total revenues	$2,169	$3,217	-33%	$7,796	$9,430	-17%

Overall revenues decreased by approximately 33%, or $1.0 million, for the three months ended September 30, 2006 and 17%, or $1.6 million, for the nine months ended September 30, 2006 compared to the same periods last year. The decrease for the three and nine months periods was primarily due to lower contract revenue from Roche for KOS-862 development and lower grant revenues due to fewer grant awards. The decrease for the nine months period was also partially offset by higher contract revenue from Roche for KOS-1584 development due to the progress of Phase 1 trials in solid tumors and the manufacture of clinical materials. We expect that our contract revenues from Roche will increase over the next several quarters as additional studies are initiated for KOS-862 or KOS-1584, depending on which epothilone is selected for advancement into later-stage clinical trials by Roche and Kosan. We expect this decision will be made in late 2006 or early 2007. We also expect to receive a one-time reimbursement for certain patent expenses in 2006 or early 2007 in connection with our March 2006 letter agreement with Roche. We expect our grant revenue to continue to decrease or end over the next several quarters due to changes in Small Business Administration rules that make most public companies ineligible for small business grants. Further, we expect a successful conclusion to our partnering discussion for our GI motility compound, KOS-2187. If we do not maintain our agreement with Roche, our revenues will significantly decrease unless we enter into additional collaborations that provide substantial new revenues.

Research and Development Expenses

Our research and development expenses were approximately $8.7 million and $28.4 million for the three and nine months ended September 30, 2006, respectively, compared to $9.3 million and $28.5 million for the same periods in 2005. Our research and development expenses consist primarily of salaries and other personnel-related expenses, including associated stock-based compensation, facility-related expenses, licensing-related expenses, depreciation of facilities and equipment, lab consumables, services performed by clinical research organizations and research institutions, contract manufacturers and other outside service providers. We group these activities into two major categories: “research and preclinical” and “clinical development.” We are unable to estimate the nature, timing or costs to complete our research and development projects, or when material net cash inflows to us could be expected to commence, if ever, due to the numerous risks and uncertainties associated with developing pharmaceutical products. These risks and uncertainties include those discussed in this report in Part II, Item 1A “Risk Factors.”

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change	Inception - September 30, 2006
(In thousands, except for percentages)	2006	2005		2006	2005
Clinical development
Epothilones	$1,503	$2,794	-46%	$5,840	$7,840	-26%	$55,381
Hsp90 inhibitors	4,720	2,509	88%	12,462	7,054	77%	27,536

Total clinical development	6,223	5,303	17%	18,302	14,894	23%	82,917
Research and preclinical (1)	2,489	4,032	-38%	10,060	13,567	-26%	148,321

Total research and development	$8,712	$9,335	-7%	$28,362	$28,461	0%	$231,238

(1)	“Research and preclinical” constitutes research and development costs for our early stage programs in the areas of cancer, gastrointestinal motility and technology development in 2006 and 2005, and infectious disease in 2005. Expenses for the three months ended September 30, 2006 and 2005, includes allocated personnel-related expenses of approximately $1.2 million and $1.9 million, allocated facility-related expenses of approximately $1.0 million and $1.2 million and allocated lab consumables of $126,000 and $278,000, respectively. Expenses for the nine months ended September 30, 2006 and 2005, includes allocated personnel-related expenses of approximately $4.4 million and $6.5 million, allocated facility-related expenses of approximately $3.3 million and $4.4 million and allocated lab consumables of $441,000 and $919,000, respectively. Expenses for the period from inception through September 30, 2006, includes allocated personnel-related expenses of approximately $72.9 million, allocated facility-related expense of approximately $36.7 million and allocated lab consumables of $10.2 million.

The decrease of 7%, or approximately $0.6 million, and the decrease of approximately $0.1 million, in research and development expenses for the three and nine months ended September 30, 2006 compared to the same periods in 2005 were the result of the following, including the recognition of stock-based compensation expense due to the implementation of FAS123R:

•	A decrease of approximately $1.5 million and $3.5 million in preclinical and research costs for the three and nine months ended September 30, 2006, respectively, primarily related to a reduction in investment in certain early-stage research programs; offset by

•	an increase of approximately $0.9 million and $3.4 million in clinical costs for the three and nine months ended September 30, 2006, respectively, primarily due to the advancement of our clinical product candidates in the Hsp90 inhibitor program, including costs associated with clinical trials of KOS-953 and KOS-1022.

Our research and development employees decreased from 98 employees as of December 31, 2005 to 63 employees as of September 30, 2006, principally as a result of our March 2006 corporate restructuring. The costs associated with the corporate restructuring were recorded in the first quarter of 2006. We intend to initiate a Phase 2/3 registration study of tanespimycin in combination with Velcade® in relapsed or refractory multiple myeloma patients in the first quarter of 2007 and a Phase 2 clinical trial of intravenous alvespimycin as a single agent in HER2 positive metastatic breast cancer in the first half of 2007. These study initiations will result in an increase in our research and development expenses over the next several quarters. We expect that our research and development expenses will further increase over the next several quarters as additional studies are initiated for KOS-862 or KOS-1584, depending on which epothilone is selected for advancement into later-stage clinical trials by Roche and Kosan. We expect this decision will be made in late 2006 or early 2007.

General and Administrative Expenses

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(In thousands, except for percentages)	2006	2005		2006	2005
General and administrative	$1,632	$1,763	-7%	$5,733	$4,827	19%

Our general and administrative expenses were approximately $1.6 million and $5.7 million for the three and nine months ended September 30, 2006, respectively, compared to $1.8 million and $4.8 million for the same periods in 2005. For the three months ended September 30, 2006, general and administrative expenses decreased by 7%, or approximately $131,000, compared to the same period in 2005. For the nine months ended September 30, 2006, general and administrative expenses increased by 19%, or approximately $906,000, compared to the same period in 2005, primarily due to severance related payments to our former Chief Executive Officer, costs associated with our March 2006 corporate restructuring in the first quarter of 2006 and the recognition of stock-based compensation expense due to the implementation of SFAS 123R.

Our general and administrative employees decreased from 24 as of December 31, 2005 to 17 as of September 30, 2006, primarily as a result of our March 2006 corporate restructuring. We expect our general and administrative expenses to increase over the next several quarters, primarily to support our research and development efforts to advance our clinical product candidates.

Other Income, Net

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(In thousands, except for percentages)	2006	2005		2006	2005
Interest income	$706	$438	61%	$1,850	$1,244	49%
Interest expense	(71)	(88)	-19%	(461)	(248)	86%

Other income, net	$635	$350	81%	$1,389	$996	39%

Interest income increased to approximately $706,000 and $1.9 million for the three and nine months ended September 30, 2006 from approximately $438,000 and $1.2 million for the same periods in 2005. The increase resulted from higher returns in the current rising interest rate environment, partially offset by lower average investment balances in the first nine months of 2006 compared to the same period in 2005.

Interest expense decreased to approximately $71,000 from $88,000 for the three months ended September 30, 2006 compared to the same period in 2005 and increased to approximately $461,000 for the nine months ended September 30, 2006 from approximately $248,000 for the same periods in 2005. The increase for the nine month period resulted from fees associated with our Silicon Valley Bank, or SVB, line of credit facility, which expired in May 2006, partially offset by lower average debt balances in the first nine months of 2006. We expect that our interest expense will decrease in the future due to the expiration of our SVB line of credit facility.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through sales of our convertible preferred stock and common stock, contract payments received under our corporate collaboration agreements and government grant awards, interest income and equipment financing arrangements. As of September 30, 2006, we had received approximately $175.3 million from the sale of convertible preferred stock and common stock, approximately $109.5 million from contract payments received under our corporate collaboration agreements and government grant awards, approximately $17.7 million from interest income and approximately $14.0 million from equipment financing arrangements since inception. As of September 30, 2006, we had approximately $54.3 million in cash and investments, compared to approximately $55.1 million as of December 31, 2005. Our funds are currently invested in government agency obligations and corporate obligations.

Cash used in operating activities was approximately $24.2 million for the nine months ended September 30, 2006, compared to approximately $21.0 million for the same period last year. Our net loss of approximately $24.9 million for the nine months ended September 30, 2006 was partially offset by non-cash charges of approximately $3.2 million related to stock-based compensation, depreciation and amortization of investment premiums and discounts. Cash used in operating activities for the same period in 2005 was primarily used to fund the net loss of $22.9 million, partially offset by non-cash charges of approximately $2.8 million related to stock-based compensation, depreciation and amortization of investment premiums and discounts.

Cash used in investing activities, excluding changes in our investments, was approximately $265,000 for the nine months ended September 30, 2006, compared to approximately $1.1 million for the same period in 2005, due to lower capital spending for the nine months ended September 30, 2006 as compared to the same period in 2005.

Cash provided by financing activities was approximately $23.4 million for the nine months ended September 30, 2006, compared to approximately $1.2 million for the nine months ended September 30, 2005. Financing activities for the nine months ended September 30, 2006 included approximately $270,000 of equipment debt financing and approximately $24.6 million in proceeds from the sale of our common stock related to our April 2006 underwritten offering of 5,100,000 shares of common stock, stock option exercises and stock purchases made under our 2000 Employee Stock Purchase Plan, offset by approximately $1.5 million of scheduled payments on new and existing debt. Financing activities for the nine months ended September 30, 2005 included approximately $1.8 million of equipment debt financing and approximately $967,000 in proceeds from the sale of our common stock related to stock option exercises and stock purchases made under our 2000 Employee Stock Purchase Plan, offset by approximately $1.6 million of scheduled payments on new and existing debt.

In April 2004, we entered into a $3.5 million equipment line of credit agreement for facility improvements and capital purchases, which expires in April 2007. As of September 30, 2006, we had utilized approximately $2.6 million of the line of credit. Upon expiration of the existing credit facility, we may obtain a new equipment line of credit for facility improvements and capital purchases.

On July 19, 2006, we entered into a CEFF with Kingsbridge, pursuant to which Kingsbridge committed to purchase, subject to certain conditions, up to $50.0 million of our common stock. The CEFF allows us to raise capital as required, at the time and in the amounts deemed suitable to us, through September 25, 2009. We are not obligated to sell any of the $50.0 million of common stock available under the CEFF, and there are no minimum commitments or minimum use penalties. Under the terms of the CEFF, the maximum number of shares that we may sell to Kingsbridge is 6,879,868 shares (exclusive of the shares underlying the warrant), which may limit the amount of proceeds that we are able to obtain from the CEFF. In connection with the CEFF, we issued a warrant to Kingsbridge to purchase 285,000 shares of our common stock at an exercise price of $4.94 per share. The warrant is exercisable beginning six months after the date of grant and for a period of five years thereafter. In October 2006, we received $3.0 million in gross proceeds for the sale of 770,351 shares of our common stock to Kingsbridge.

We believe that our existing cash and investment securities and anticipated cash flow from our existing collaboration with Roche will be sufficient to support our current operating plan through at least the end of 2007, although we may choose to obtain additional financing from time to time. We have based this estimate on assumptions that may prove to be wrong. Our future capital uses and requirements depend on numerous forward-looking factors, including those set forth in Part II, Item 1A “Risk Factors.”

In addition, we review from time to time potential opportunities to expand our technologies or add to our portfolio of drug candidates. In the future, we may need further capital in order to acquire or invest in technologies, products or businesses.

We expect that additional financing will be required to fund operations. We expect to finance future cash needs through the public or private sale of equity securities, debt financings, additional collaboration or licensing arrangements or any combination of the foregoing or other arrangements. In September 2003, we filed a registration statement on Form S-3 to offer to sell common stock in one or more offerings up to a dollar amount of $75.0 million. In December 2003, we completed a registered direct offering of 3,115,000 shares of common stock at a price of $9.00 per share. We received approximately $26.0 million in net proceeds after placement agent fees and other offering costs. In December 2004, we filed a second registration statement on Form S-3 to offer to sell common stock and/or warrants in one or more offerings up to a dollar amount of $50.0 million. In April 2006, we completed an underwritten offering of 5,100,000 shares of common stock at an offering price of $5.00 per share. We received approximately $24.0 million in net proceeds after payment of underwriting discounts and commissions and other offering costs. We may, pursuant to the two shelf registration statements, sell approximately $71.5 million of additional common stock in the future, or, alternatively, 20% over the balance of each registration statement totaling approximately $85.8 million.

We filed a resale registration statement covering the resale of 6,879,868 shares issuable pursuant to the CEFF with Kingsbridge and 285,000 shares underlying the warrant at an exercise price of $4.94 issued to Kingsbridge in connection with our CEFF. In October 2006, we completed a draw of $3.0 million, resulting in the sale of 770,351 shares. We may sell up to $47.0 million of additional common stock in the future, subject to certain conditions.

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

Contractual Obligations

As of September 30, 2006, our obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments were as follows:

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)
Equipment financing obligations	$2,617	$1,539	$1,037	$41	$—
Operating leases	8,046	1,664	2,400	2,273	1,709
Purchase obligations	852	852	—	—	—

Total contractual cash obligations	$11,515	$4,055	$3,437	$2,314	$1,709

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investments to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and investment-grade corporate obligations. Through our money managers, we maintain risk management control systems to monitor interest rate risk. The risk management control systems use analytical techniques, including sensitivity analysis. If market interest rates were to increase by 100 basis points, or 1%, as of September 30, 2006 rates, the fair value of our portfolio would decline by approximately $205,000 on that date.

The following table represents the fair value balance of our cash, cash equivalents, short-term investments, restricted cash and long-term investments that are subject to interest rate risk by year of expected maturity and average interest rates as of September 30, 2006 (dollars in thousands):

	2006	2007
	(in thousands, except %)
Cash and cash equivalents	$17,773	—
Average interest rate	5.23%	—

Short-term investments	$4,980	$27,597
Average interest rate	5.20%	5.15%

Restricted Cash and Long-term investments	$949	$2,984
Average interest rate	0.75%	5.48%

We did not hold any derivative instruments as of September 30, 2006, and we have never held such instruments in the past. In addition, we had outstanding debt, consisting of borrowings under equipment financings, of $2.4 million as of September 30, 2006, with a range of interest rates from 6.31% to 9.07%.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of September 30, 2006, our chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls over Financial Reporting. There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Limitations on the Effectiveness of Controls. Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

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

We have a history of net losses and may never become profitable.*

We commenced operations in 1996 and are still developing our product candidates. We have not commercialized any products, and we have incurred significant losses to date. As of September 30, 2006, we had an accumulated deficit of approximately $155.7 million. To date, our revenues have been primarily from collaborations and government grant awards. Our expenses have consisted principally of costs incurred in research and development and from general and administrative costs associated with our operations. We have incurred net losses since our inception, including a net loss of approximately $24.9 million for the nine months ended September 30, 2006. We expect our expenses to increase and to continue to incur operating losses for at least the next several years as we continue our research and development efforts for our drug candidates and research programs. The amount of time necessary to successfully commercialize any of our drug candidates is long and uncertain, and successful commercialization may not occur at all. As a result, we may never become profitable.

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

We believe that our existing cash and investment securities and anticipated cash flow from our existing collaboration with Roche will be sufficient to support our current operating plan through at least the end of 2007, although we may choose to obtain additional financing from time to time. We have based this estimate on assumptions that may prove to be wrong. Our future capital uses and requirements depend on numerous forward-looking factors, including the following:

•	our ability to establish any new collaborations, our rights and obligations under any new collaboration agreements and our ability to generate revenues under any new collaborations;

•	the extent to which clinical and other development activities are funded or conducted by our current collaborators, Roche and the NCI;

•	our ability to sell shares of our common stock under our CEFF with Kingsbridge;

•	the progress, success and costs of preclinical testing and clinical trials of our drug candidates;

•	any acceleration of our clinical development plans;

•	our ability to maintain or extend our existing collaborations with Roche and the NCI;

•	the progress, number and costs of our research programs;

•	the costs and timing of obtaining, enforcing and defending patent and other intellectual property rights;

•	any need to obtain licenses to additional patents or other intellectual property in order to use, import, manufacture, market or sell our product candidates;

•	any need to expand our manufacturing capabilities; and

•	expenses associated with any possible future litigation.

Our committed equity financing facility with Kingsbridge may not be available to us if we elect to make a draw down, may require us to make additional “blackout” or other payments to Kingsbridge and may result in dilution to our stockholders.*

In July 2006, we entered into the CEFF with Kingsbridge. The CEFF entitles us to sell and obligates Kingsbridge to purchase, from time to time over a period of three years, shares of our common stock for cash consideration up to an aggregate of $50.0 million, subject to certain conditions and restrictions. Kingsbridge will not be obligated to purchase shares under the CEFF unless certain conditions are met, which include a minimum price for our common stock; the accuracy of representations and warranties made to Kingsbridge; compliance with laws; effectiveness of a registration statement registering for resale the shares of common stock to be issued in connection with the CEFF; and the continued listing of our stock on the NASDAQ Global Market. In addition, among other termination rights, Kingsbridge is permitted to terminate the CEFF by providing written notice to us within 10 trading days after it obtains actual knowledge that an event has occurred resulting in a material and adverse effect on our business, operations, properties or financial condition. If we are unable to access funds through the CEFF, or if Kingsbridge terminates the CEFF, we may be unable to access capital on favorable terms, or at all.

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

In October 2006, we sold 770,351 shares of common stock to Kingsbridge pursuant to the CEFF. Should we sell additional shares to Kingsbridge under the CEFF, or issue shares in lieu of a blackout payment, it will have a dilutive effect on the holdings of our current stockholders and may result in downward pressure on the price of our common stock. If we draw down under the CEFF, we will issue shares to Kingsbridge at a discount of up to 10% from the volume weighted average price of our common stock. If we draw down amounts under the CEFF when our share price is decreasing, we will need to issue more shares to raise the same amount than if our stock price was higher. Issuances in the face of a declining share price will have an even greater dilutive effect than if our share price were stable or increasing and may further decrease our share price.

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

If our current collaborations are unsuccessful or if conflicts develop with our collaborators, our research and development efforts could be delayed, curtailed or terminated, our revenues could significantly decrease and our operations may be adversely affected. *

We have a corporate research and commercialization collaboration with Roche in the field of epothilones. We also have collaborations with, or have licenses to technology and compounds from, several research groups, including Sloan-Kettering in the field of epothilones, the NCI in the field of geldanamycin analogs and Stanford University in the field of polyketide technology. The agreements permit our collaborators or licensors to terminate the agreements under certain circumstances. We are currently in discussions with the NCI for the renewal of our NCI collaboration agreements. We may not be able to maintain or extend our collaborations or license agreements on acceptable terms, if at all. If we do not maintain, extend or replace our corporate collaboration with Roche, our research and development efforts could be delayed, our revenues would significantly decrease and our operations could be adversely affected. If we are unable to maintain our research collaborations, including our collaboration agreements with the NCI, or if our license agreements are terminated, our research and development efforts could be delayed, curtailed or terminated or we could lose our rights to use the licensed technology and compounds.

We control neither the amount nor timing of resources that our collaborators devote to our programs or potential products, nor the scope, content and timing of the efforts that they conduct or permit under the collaborations. As a result, we do not know if our collaborators will dedicate sufficient resources or if the development or commercialization efforts by our corporate partners will be successful. We also do not know if the development or commercialization efforts by our collaborators will be the same as those we would choose to devote if we solely controlled the development and commercialization of our programs and product candidates. In particular, in our collaboration with Roche, we do not control the amount and timing of resources that Roche devotes to the epothilone program beyond limited funding for certain Kosan activities specified under the contract, and we do not control the scope, content and timing of the preclinical studies, clinical trials and other development efforts that Roche conducts or permits under the program. For example, we anticipate that Roche and Kosan will pursue late-stage clinical development of only one of our epothilone product candidates, if any. We anticipate that Roche and Kosan will make a decision in this regard in late 2006 or the first quarter of 2007. Roche and Kosan may elect to cease development of KOS-862, our lead epothilone compound, in favor of further development of KOS-1584, which is currently in Phase 1 clinical trials. In our collaboration with the NCI, we do not control the selection, conduct, timing and resources provided to clinical trials of geldanamycin analogs sponsored by the NCI. For these reasons, we may choose to undertake product development efforts that are within the scope of our collaborations at our own expense. We also do not know whether our current collaborative partners or future collaborative partners, if any, might pursue alternative technologies or develop alternative products either on their own or in collaboration with others, including our competitors, as a means for developing treatments for the diseases targeted by collaborative arrangements with us. In addition, business combinations or significant changes in a collaborator’s business strategy may adversely affect a collaborator’s willingness or ability to continue the collaboration with us.

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

If we fail to enter into new collaborative agreements in the future, our business and operations would be negatively impacted. *

Our strategy depends upon the formation and sustainability of multiple collaborative arrangements and license agreements with third parties. We expect to rely on these arrangements for not only financial resources, but also for expertise that we expect to need in the future relating to clinical trials, manufacturing, sales and marketing, and for license and technology rights. Although we have established collaborative arrangements and various license agreements, we do not know if we will be able to establish additional arrangements on favorable terms, or whether current or any future collaborative arrangements will ultimately be successful. There have been, and may continue to be, a significant number of business combinations among large pharmaceutical companies that have resulted, and may continue to result, in a reduced number of potential future corporate collaborators, which may limit our ability to find partners who will work with us in developing and commercializing our drug candidates. If we do not enter into new collaborative agreements, in particular, a collaborative arrangement for the further development of our Hsp90 inhibitor program, we may be required to curtail, suspend, delay or terminate research and development programs, including planned clinical trials for our product candidates, and therefore our ability to generate revenues from these programs will be adversely affected. Our ability to start new research and development programs may also be materially harmed.

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

The progress and results of our animal and human testing are highly uncertain.*

We must provide the FDA and foreign regulatory authorities with clinical data that demonstrate the safety and efficacy of our products before they can be approved for commercial sale. As a result, commercialization of our product candidates depends upon successful completion of preclinical and clinical trials. Preclinical testing and clinical development are long, expensive and uncertain processes. It may take us a number of years to complete our testing, and failure can occur at any stage of testing. For example, in October 2005, we discontinued a Phase 2 clinical study of KOS-862 in hormone-refractory prostate cancer because the study did not meet the primary objective of tumor marker response in the first stage of a two stage clinical trial, and we previously discontinued clinical studies of KOS-862 in patients with non-small cell lung cancer and colorectal cancer. We could experience similar failures in other current or future clinical testing of our product candidates.

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

We do not know whether clinical trials of our product candidates will begin on time or whether any of our clinical trials will be completed on schedule, or at all. We also do not know whether clinical trials will indicate that an earlier-stage compound, such as KOS-1584, will be more appropriate for commercial development than a related compound that is at a later stage of clinical development, such as KOS-862. Negative or inconclusive results or adverse medical events during a clinical trial could cause a clinical trial to be suspended, repeated or terminated. Certain of the clinical trials of our product candidates are or may in the future be designed to include two stages, with the decision whether to proceed to the second stage dependent on results obtained in the first stage. Failure to achieve predetermined response rates as defined in the protocol may result in the decision not to proceed into the second stage of the trial.

We have multiple product candidates in human clinical trials for the treatment of cancer, tanespimycin, alvespimycin, KOS-862 and KOS-1584. Anticancer drugs frequently have a narrow therapeutic window between efficacy and toxicity. If unacceptable toxicity is observed in a clinical trial, the trial may be terminated at an early stage. For example, in June 2004, we discontinued a Phase 2 clinical study of KOS-862 in colorectal cancer due to unanticipated cumulative drug toxicities in patients who had previously been treated with the cancer treatment oxaliplatin. We also observed a higher incidence of adverse events resulting in patient withdrawal in our Phase 2 clinical study of KOS-862 in hormone-refractory prostate cancer than in our Phase 2 non-small cell lung cancer trial. We cannot predict whether future trials of KOS-862, or other compounds, will demonstrate toxicity issues or adverse events resulting in a significant patient withdrawal.

Completion of clinical trials may take several years or more. The length of time generally varies substantially according to the type, complexity, novelty and intended use of the drug candidate. Our clinical trials may be suspended at any time if we, our collaborators, the FDA, or other regulatory authorities believe the patients participating in our studies are exposed to unacceptable health risks or that study protocols or patient informed consents should be amended to reflect additional health risks, additional testing procedures or other changes. For example, in September 2005, we temporarily suspended enrollment in our tanespimycin and alvespimycin clinical trials in connection with a request by the FDA to amend the protocols and patient informed consents for those trials. We provided amended protocols and informed consents for those clinical trials to the FDA in response to certain of its requested changes, and we resumed enrollment in the clinical trials. The FDA may require further changes to these protocols and informed consents, which may have a material adverse effect on the timing of, and our ability to conduct, the tanespimycin and alvespimycin clinical trials.

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

We do not know whether clinical trials for our product candidates will demonstrate safety and efficacy sufficient to obtain the requisite regulatory approvals or will result in marketable products. Our failure to adequately demonstrate the safety and efficacy of our products under development will prevent receipt of FDA and foreign approvals and, ultimately, commercialization of our products.

We rely on third parties to conduct our clinical trials, and those third parties may not perform satisfactorily.

We do not have the ability to independently conduct clinical trials for our products, and we rely on third parties such as contract research organizations, medical institutions and clinical investigators to perform this function. We also rely on Roche to conduct certain clinical trials for KOS-862 and potentially KOS-1584 and the NCI to conduct certain clinical trials for tanespimycin and alvespimycin. We may rely on future collaborators to conduct clinical trials for our product candidates. If any of these third parties do not successfully carry out their obligations or meet expected deadlines, clinical trials may be extended, delayed, suspended or terminated, and our product candidates may not receive regulatory approval or be successfully commercialized.

We may not be able to obtain or maintain orphan drug exclusivity for our product candidates.

Some jurisdictions, including Europe and the United States, may designate drugs for relatively small patient populations as orphan drugs. The FDA and the European Medicines Agency have granted orphan drug status to tanespimycin for the treatment of multiple myeloma and chronic myelogenous leukemia. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process, but does make the product eligible for orphan drug exclusivity and, in the United States, specific tax credits. Generally, if a company receives the first marketing approval for a product with an orphan drug designation in the clinical indication for which it has such designation, the product is entitled to orphan drug exclusivity. Orphan drug exclusivity means that another application to market the same drug for the same indication may not be approved, except in limited circumstances, for a period of up to ten years in Europe (reviewable after six years), and for a period of seven years in the United States. This exclusivity, however, could block the approval of tanespimycin if a competitor obtains approval before us of a product containing tanespimycin for the treatment of multiple myeloma or chronic myelogenous leukemia in the United States or Europe. Even if we obtain orphan drug exclusivity for any of our product candidates, we may not be able to maintain it. For example, if a competitive product is shown to be clinically superior to our product, any orphan drug exclusivity we have obtained will not block the approval of such competitive product.

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

We apply for patents covering our technologies, drug candidates, formulations and uses thereof, as we deem appropriate. However, we may fail to apply for patents on important technologies or products in a timely fashion or at all. Our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products and technologies. For example, tanespimycin, the active pharmaceutical ingredient in the most advanced product candidate in our Hsp90 inhibitor program, was originally disclosed in a now-expired third party patent. Consequently, others can develop products containing tanespimycin. We are aware of at least two other companies that have been developing product candidates containing or based on tanespimycin, and these companies have filed patent applications relating to their products in development. Other competitors may currently be developing, or may in the future develop, products containing or based on tanespimycin. In addition, we generally are unable to control the patent prosecution of technology that we license from others to the same degree as we would for our own technology.

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

Interference, opposition or similar proceedings relating to our patents and patent applications are costly, and an unfavorable outcome could prevent us from commercializing our drug candidates.*

We are aware of a significant number of patents and patent applications relating to aspects of our technologies and compounds filed by, and issued to, other parties. Others have filed patent applications or have been granted patents claiming inventions also claimed or licensed by us, and we may have to participate in an interference or other proceeding before a patent agency or court to determine priority of invention or which party was first to invent and, thus, has the right to a patent for these inventions. We believe one or more interferences may be declared between patents and applications we own or have exclusively licensed and patents and applications owned by Abbott Laboratories or Biotica Technologies Ltd. relating to erythromycin PKS genes, methods for altering PKS genes, and erythromycin analogs. In April 2005, a hearing was held at the European Patent Office to address an opposition filed by Biotica to one of our exclusively licensed patents related to the recombinant production of polyketides. The European Patent Office maintained (upheld) the patent, but with narrowing amendments. Both parties have filed an appeal.

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

Manufacturing difficulties could delay or preclude commercialization of our products and substantially increase our expenses.*

We currently use contract manufacturers to make tanespimycin and alvespimycin active pharmaceutical ingredients. In addition, we use contract manufacturers to formulate the final drug product for tanespimycin and alvespimycin. The NCI is responsible for formulating drug product for the formulation of tanespimycin being studied by it under our cooperative research and development agreement, or CRADA. We maintain a limited inventory of tanespimycin and alvespimycin drug product at our facilities in Hayward, California, and we also maintain a limited inventory at the facilities of an outside contractor. The NCI is not obligated to maintain an inventory of either the active pharmaceutical ingredient or formulated drug product for alvespimycin or the formulation of tanespimycin being studied by the NCI under our CRADA. In our epothilone program, we are the sole manufacturer of the active pharmaceutical ingredient for KOS-862, and we rely on contract manufacturers for the active pharmaceutical ingredient for KOS-1584. We use a single outside contractor to formulate drug product for KOS-862, and drug product for KOS-1584 is formulated at our facilities and by an outside contractor. We maintain limited inventories of formulated drug product for KOS-862 and KOS-1584 at our facilities in Hayward, California and at the facilities of an outside contractor. Limited inventories of formulated drug product for KOS-862 are also maintained by Roche.

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

We face intense competition from large pharmaceutical companies, biotechnology companies and academic groups.*

We face, and will continue to face, intense competition from organizations such as large biotechnology and pharmaceutical companies, as well as academic and research institutions and government agencies, that are pursuing competing technologies and products. These organizations may develop or currently possess technologies or products that are superior alternatives to ours. For example, companies with competing Hsp90 inhibitors include Biogen Idec Inc., which has initiated Phase 1 clinical trials in solid tumors with its intravenous formulation of tanespimycin and its oral synthetic Hsp90 inhibitor, Infinity Pharmaceuticals, which has initiated Phase 1 clinical trials of its intravenous Hsp90 inhibitor in multiple myeloma and gastrointestinal stromal tumors and has an oral formulation in pre-clinical development, Abraxis BioScience, Inc., which has a nanoparticle formulation of tanespimycin in preclinical development, and Vernalis plc, which has announced plans to enter clinical trials of its Hsp90 inhibitor in the second half of 2006 in collaboration with Novartis AG, as well as other companies reported to be pursuing Hsp90 inhibitors. Competing epothilones in clinical development include those being developed by BMS (reported to be in Phase 3 clinical trials), Novartis AG (reported to be in Phase 3 clinical trials) and Schering AG (reported to be in Phase 2 clinical trials). Gastrointestinal motility competitors include Chugai Pharmaceuticals, whose motilide agonist is reported to be in Phase 2 clinical trials. Further, our competitors in the polyketide gene-engineering field may be more effective at implementing their technologies to develop commercial products or may hold or develop patents or other proprietary rights that may prevent us from practicing our technologies and pursuing our programs. Some of these competitors have entered into collaborations with leading companies within our target markets to produce polyketides for commercial purposes.

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

Some of our existing stockholders can exert control over us and may not make decisions that are in the best interest of all stockholders.*

Our officers, directors and their affiliates together controlled approximately 12% of our outstanding common stock as of September 30, 2006. As a result, these stockholders, if they act together, are able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may delay or prevent a change in control of us and might affect the market price of our common stock, even when a change may be in the best interests of all stockholders. In addition, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders, and accordingly, they could cause us to enter into transactions or agreements, which we would not otherwise consider.

Our stock price has been, and may continue to be, extremely volatile.*

The trading price of our common stock has been, and is likely to continue to be, highly volatile. During the period from October 1, 2005 through September 30, 2006, our common stock traded between $2.88 and $8.10 on the Nasdaq Global Market. The trading price of our common stock could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

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

Changes in the accounting treatment of stock options will continue to adversely affect our results of operations.*

We adopted SFAS 123R on January 1, 2006, under which we are required to record additional compensation expense related to stock options and other share-based payments in 2006 and beyond. This new statement will have no impact on our financial position, however it will negatively impact our earnings and reported results of operations compared to the results we have reported under prior accounting standards on stock options and other share-based payments.

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

Item 2: Recent Sales of Unregistered Securities.

On July 19, 2006, we entered into a committed Equity Financing Facility, or CEFF, with Kingsbridge Capital Limited, an unaffiliated purchaser, as described under Note 7 to the condensed financial statements included with this Quarterly Report on Form 10-Q.

In connection with the CEFF, we issued a warrant to Kingsbridge to purchase 285,000 shares of our common stock at a price of $4.94 per share. The warrant is exercisable beginning six months after the date of grant and for a period of five years thereafter. Subject to certain conditions and limitations, from time to time under the CEFF, we may require Kingsbridge to purchase newly-issued shares of common stock at a price that is between 90% and 94% of the volume weighted average price on each trading day during an eight day pricing period. The maximum dollar amount of shares that we may require Kingsbridge to purchase in any such pricing period is equal to the lesser of $10 million or 2% of our market capitalization at the time of a draw down under the CEFF. The minimum acceptable volume weighted average price for determining the purchase price at which our common stock may be sold in any pricing period is determined by the greater of $2.00 or 90% of the closing price of our common stock on the day prior to the commencement of the pricing period. Under the terms of the CEFF, the maximum number of shares we may sell to Kingsbridge is 6,879,868 shares (exclusive of the shares underlying the warrant), which may limit the amount of proceeds we are able to obtain from the CEFF. The CEFF does not contain any restrictions on our operating activities, automatic pricing resets or minimum market volume restrictions.

We relied on the exemption from registration contained in Section 4(2) of the Securities Act, and Regulation D, Rule 506 thereunder, in connection with obtaining Kingsbridge’s commitment under the CEFF, and for the issuance of the Warrant in consideration of such commitment.

Item 5: Other Information

None.

Item 6: Exhibits

Exhibit No.
3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws of Registrant. (2)

4.1	Form of Specimen Common Stock Certificate. (3)

4.2	Third Amended and Restated Registration Rights Agreement, dated March 30, 2000, between Registrant and certain stockholders. (3)

4.3	Registrant’s Certificate of Designation of Series A Junior Preferred Stock. (4)

4.4	Warrant for the purchase of shares of common stock, dated July 19, 2006, issued by the Registrant to Kingsbridge Capital Limited. (5)

4.5	Registration Rights Agreement, dated July 19, 2006, by and between the Registrant and Kingsbridge Capital Limited. (5)

10.38	Common Stock Purchase Agreement between the Registrant and Kingsbridge Capital Limited, dated as of July 19, 2006. (5)

10.39	Scientific Advisory Board Agreement between the Registrant and Chaitan S. Khosla, Ph.D., dated as of July 19, 2006. (5)*

10.42	Employment Agreement between the Registrant and Gary S. Titus dated August 7, 2006. (6)*

10.43	Employment Agreement between the Registrant and Robert L. De Jager, M.D., F.A.C.P. dated October 24, 2006. (7)*

10.44	Non-Employee Director Compensation Arrangements.*

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification by the Chief Executive Officer and the Chief Financial Officer of Kosan Biosciences Incorporated, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United Stated Code (18 U.S.C. 1350). (8)

(1)	Incorporated herein by reference to an exhibit of our quarterly report on Form 10-Q for the period ended June 30, 2001.
(2)	Incorporated herein by reference to an exhibit of our quarterly report on Form 10-Q for the period ended June 30, 2003.

(3)	Incorporated herein by reference to an exhibit of our Registration Statement on Form S-1, Registration No. 333-33732.
(4)	Incorporated by reference to an exhibit of our current report on Form 8-K filed on October 15, 2001.
(5)	Incorporated by reference to an exhibit of our current report on Form 8-K filed on July 25, 2006.
(6)	Incorporated by reference to an exhibit of our current report on Form 8-K filed on August 15, 2006.
(7)	Incorporated by reference to an exhibit of our current report on Form 8-K filed on October 26, 2006.
(8)	This certification “accompanies” the Quarterly Report on Form 10-Q to which it relates, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Kosan Biosciences Incorporated under the Securities Act or the Exchange Act (whether made before or after the date of the Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.
*	Represents a management or director compensation plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kosan Biosciences Incorporated

November 9, 2006	By:	/s/ Robert G. Johnson, Jr.
Robert G. Johnson, Jr., M.D., Ph.D.
President and Chief Executive Officer

November 9, 2006	By:	/s/ Gary S. Titus
Gary S. Titus
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.
3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws of Registrant. (2)

4.1	Form of Specimen Common Stock Certificate. (3)

4.2	Third Amended and Restated Registration Rights Agreement, dated March 30, 2000, between Registrant and certain stockholders. (3)

4.3	Registrant’s Certificate of Designation of Series A Junior Preferred Stock. (4)

4.4	Warrant for the purchase of shares of common stock, dated July 19, 2006, issued by the Registrant to Kingsbridge Capital Limited. (5)

4.5	Registration Rights Agreement, dated July 19, 2006, by and between the Registrant and Kingsbridge Capital Limited. (5)

10.38	Common Stock Purchase Agreement between Registrant and Kingsbridge Capital Limited, dated as of July 19, 2006. (5)

10.39	Scientific Advisory Board Agreement between Registrant and Chaitan S. Khosla, Ph.D., dated as of July 19, 2006. (5)*

10.42	Employment Agreement between the Registrant and Gary S. Titus dated August 7, 2006. (6)*

10.43	Employment Agreement between the Registrant and Robert L. De Jager, M.D., F.A.C.P. dated October 24, 2006. (7)*

10.44	Non-Employee Director Compensation Arrangements.*

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification by the Chief Executive Officer and the Chief Financial Officer of Kosan Biosciences Incorporated, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United Stated Code (18 U.S.C. 1350). (8)

(1)	Incorporated herein by reference to an exhibit of our quarterly report on Form 10-Q for the period ended June 30, 2001.
(2)	Incorporated herein by reference to an exhibit of our Quarterly Report on Form 10-Q for the period ended June 30, 2003.
(3)	Incorporated herein by reference to an exhibit of our Registration Statement on Form S-1, Registration No. 333-33732.
(4)	Incorporated by reference to an exhibit of our current report on Form 8-K filed on October 15, 2001.
(5)	Incorporated by reference to an exhibit of our current report on Form 8-K filed on July 25, 2006.
(6)	Incorporated by reference to an exhibit of our current report on Form 8-K filed on August 15, 2006.
(7)	Incorporated by reference to an exhibit of our current report on Form 8-K filed on October 26, 2006.
(8)	This certification “accompanies” the Quarterly Report on Form 10-Q to which it relates, pursuant to Section 906 of the Sarbanes Oxley Act of 2002, and is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Kosan Biosciences Incorporated under the Securities Act or the Exchange Act (whether made before or after the date of the Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.
*	Represents a management or director compensation plan.