Form 10-K
period 2006-12-31
KOSAN BIOSCIENCES INC
filed 2007-03-16
CIK 1110206

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

[ x ] Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2006.

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

(510) 732-8400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, $.001 par value per share	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None

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

Yes [ x ]    No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large	accelerated filer [ ] Accelerated filer [ x ] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]    No [ x ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $57,423,000 as of June 30, 2006, based upon the closing sale price on the Nasdaq Global Market reported for such date. The determination of affiliate status for the purposes of this calculation is not necessarily a conclusive determination for other purposes. The calculation excludes approximately 20,216,000 shares held by directors, officers and stockholders whose ownership exceeded five percent of the registrant’s outstanding Common Stock as of June 30, 2006. Exclusion of these shares should not be construed to indicate that such person controls, is controlled by or is under common control with the registrant.

The number of shares of common stock of the registrant outstanding at February 28, 2007 was 42,461,170 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Proxy Statement in connection with the registrant’s 2007 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report on Form 10-K, are incorporated by reference into Part III of this report.

Kosan Biosciences Incorporated

Form 10-K

For the Fiscal Year Ended December 31, 2006

PART I

KOSAN BIOSCIENCES

ITEM 1. BUSINESS

Forward-Looking Statements and Risk Factors

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, the statements about:

•	our strategy, including our plans with respect to presenting clinical data and initiating clinical trials;

•	the progress and results of our research and development programs, including clinical testing;

•	sufficiency of our cash resources;

•	revenues from existing and new partnering arrangements;

•	product development;

•	our research and development and other expenses; and

•	our operations and legal risks.

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

The name Kosan Biosciences Incorporated, our logo and all other Kosan names are our trademarks. All other trademarks or brand names appearing in this Annual Report are the property of their respective holders.

Overview

We are a cancer therapeutics company focused on advancing two new classes of anticancer agents through clinical development: heat shock protein 90, or Hsp90, inhibitors and epothilones. We are leveraging our proprietary polyketide discovery platform to generate a pipeline of product candidates primarily in the area of oncology.

Hsp90 inhibitors have a novel mechanism of action targeting multiple pathways involved in cancer cell growth and survival. Our Hsp90 inhibitor product candidates may have the potential to overcome resistance after relapse and to synergize the initial activity of existing cancer therapies. Our first and second generation Hsp90 inhibitor product candidates have demonstrated antitumor activity in multiple indications in early clinical trials. Our proprietary formulations of tanespimycin, or KOS-953, our first-generation Hsp90 inhibitor, are in Phase 1 and 2 clinical trials, primarily for multiple myeloma in combination with Velcade® (bortezomib) and for HER2-positive metastatic breast cancer in combination with Herceptin® (trastuzumab), as well as in melanoma. In addition, intravenous and oral formulations of our second-generation Hsp90 inhibitor, alvespimycin HCl, or KOS-1022, are being evaluated in Phase 1 clinical trials for hematological malignancies and solid tumors, including HER2-positive metastatic breast cancer.

Epothilones inhibit cell division with a mechanism of action similar to taxanes, one of the most successful classes of anti-tumor agents. KOS-1584 is in Phase 1 clinical trials in patients with solid tumors, and is anticipated to enter Phase

KOSAN BIOSCIENCES

2 clinical trials in the second half of 2007. Our epothilone program is partnered with Hoffmann-La Roche, Inc. and F. Hoffmann-La Roche Ltd., collectively Roche, through a global development and commercialization agreement.

We have a motilin receptor agonist program for the stimulation of gastrointestinal movement, or GI motility. In December 2006, we established a worldwide exclusive license agreement with Pfizer Inc. for our motilin agonist program, including our lead compound, KOS-2187, and related compounds. Pfizer is responsible for all development, regulatory and commercial activities related to the motilin agonist program.

We also have next-generation Hsp90 inhibitor, next-generation epothilone and nuclear export inhibitor programs for cancer that are undergoing preclinical evaluation.

Our Strategy

Our goal is to advance innovative cancer therapeutics into clinical trials and develop them into commercialized drugs. Our strategy includes the following components:

Focus on Polyketides. All of our programs are based on the development of polyketides. Polyketides are complex natural products produced by certain microorganisms. Numerous pharmaceutical products in many therapeutic areas have been derived from polyketides. We focus on polyketides because of our expertise in genetic manipulation, chemistry and production of polyketides. We use our technology to improve the structure of known polyketides with validated targets to make potential product candidates. We also improve the efficiency of large-scale production in order to more cost-effectively access promising compounds that cannot be obtained from nature in sufficient quantities to permit development and potential commercialization.

Discover and Develop Cancer Therapeutic Products with First-In-Class or Best-In-Class Potential. We have developed a core expertise in the discovery and preclinical and clinical development of potential cancer therapeutics. Focusing on cancer indications enables us to best utilize this expertise and develop potential first-in-class or best-in-class therapies for unmet medical needs.

Establish and Leverage Existing Partnering Arrangements. We have a collaboration with Roche to co-develop and commercialize compounds from our epothilone program for the treatment of cancer. We also have a collaboration with the National Cancer Institute, or NCI, to clinically develop tanespimycin and alvespimycin for the treatment of cancer. In addition, we have a license agreement with Pfizer for the development and commercialization of our motilin agonist program. We plan to establish additional partnering arrangements with pharmaceutical companies and other research and development organizations to help us advance product candidates into or through clinical trials and to the market.

Strategically Invest in Our Drug Discovery Efforts and Technology Platform. We intend to continue internal research activities on polyketide biosynthesis and chemical synthesis with the goal of advancing high-quality product candidates into preclinical and clinical development.

Disciplined Management of Our Financial Resources. We will focus our financial resources on those functions that we believe enhance our ability to advance our clinical product candidates towards regulatory approval and advance high-quality product candidates into preclinical and clinical development.

Product Pipeline

The following chart indicates the most advanced stage of development for each of our product candidates.

Oncology

Hsp90 Inhibitors

We are developing compounds that have been shown to cause the degradation of numerous proteins involved in the growth and survival of cancer cells. These compounds bind to and disrupt the function of Hsp90. Hsp90 is a molecular “chaperone” in cells that maintains the stability and function of “client proteins” that are important for cell proliferation, angiogenesis and metastasis of tumors. By preventing Hsp90 from protecting its client proteins, Hsp90 inhibitors cause the client proteins to degrade. By simultaneously depleting multiple proteins involved in the genesis and maintenance of cancer cells, Hsp90 inhibitors may serve as chemotherapeutic agents in a number of cancers. Moreover, studies suggest that Hsp90 inhibitors re-sensitize cancer cells to drugs to which they have become resistant. Hsp90 inhibitors may also boost the initial activity of existing cancer therapies when used in combination. Hsp90 inhibitors, such as tanespimycin and alvespimycin, can simultaneously target several of the hallmark attributes of cancers and may have broad therapeutic activity against multiple types of cancers.

Tanespimycin. Our proprietary formulations of tanespimycin, or KOS-953 (also known as 17-AAG), are being evaluated in Phase 1 and 1b clinical trials in patients with relapsed refractory multiple myeloma, both as monotherapy and in combination with Velcade. In December 2006, we announced interim results from our Phase 1b clinical trial administering tanespimycin in combination with Velcade in 30 patients with relapsed-refractory multiple myeloma. Although this Phase 1b study was not specifically designed to measure efficacy, the combination of tanespimycin and Velcade was observed to have anticancer activity in an advanced and heavily pre-treated patient population. In mid-2007, we expect to present additional data from this Phase 1b clinical study of tanespimycin in combination with Velcade. We intend to initiate our Tanespimycin in Myeloma Evaluation, or “TIME”, clinical program for tanespimycin in the first half of 2007. The TIME program includes TIME-1, a Phase 3 pivotal study of tanespimycin in combination with Velcade in first-relapse patients with multiple myeloma, and TIME-2, a Phase 2/3 study of tanespimycin in combination with Velcade in patients with relapsed refractory multiple myeloma.

KOSAN BIOSCIENCES

Tanespimycin is also being studied in the Phase 2 portion of a Phase 1b/2 clinical trial in combination with Herceptin in patients with HER2-positive metastatic breast cancer. In December 2006, we announced interim results showing promising anticancer activity from this Phase 2 clinical trial in 12 patients, 11 of whom had been previously treated with a regimen containing Herceptin.

We are also conducting a Phase 2 clinical trial of tanespimycin in patients with metastatic melanoma whose disease had progressed prior to entry into the study. We expect to present data from this Phase 2 clinical trial in mid-2007.

We are collaborating with the NCI, a component of the National Institutes of Health, or NIH, in the development of tanespimycin. The NCI is currently conducting more than 15 Phase 1b and Phase 2 clinical trials of tanespimycin in a dimethyl sulfoxide and egg phospholipid formulation pursuant to our October 2002 Cooperative Research and Development Agreement, or CRADA, including studies in a wide range of tumor types such as melanoma, renal cell, breast, thyroid and ovarian cancers. Pursuant to the CRADA, we provide tanespimycin to the NCI for these studies. We intend to use the data from the studies conducted by the NCI to support the clinical development of our proprietary formulations of tanespimycin. In addition, these clinical studies provide us with valuable clinical safety data and experience and may enable us to identify additional clinical development targets for future development with this class of molecules.

In 2004, tanespimycin received orphan drug designations from both the European Medicines Agency, or EMEA, and the U.S. Food and Drug Administration, or FDA, for the treatment of two hematologic cancers, multiple myeloma and chronic myelogenous leukemia. Orphan drug designation makes a compound eligible for orphan drug exclusivity and, in the United States, specific tax credits. Generally, if a company receives the first marketing approval for a compound with an orphan drug designation in the clinical indication for which it has such designation, the compound is entitled to orphan drug exclusivity. Orphan drug exclusivity means that another application to market the same compound for the same indication may not be approved, except in limited circumstances, for a period of up to 10 years in Europe (reviewable after six years), and for a period of seven years in the United States.

Alvespimycin. Alvespimycin, or KOS-1022 (also known as 17-DMAG), is a highly-potent, water-soluble and orally-active Hsp90 inhibitor. We are evaluating both intravenous and oral formulations of alvespimycin in clinical trials. In December 2006, we announced interim results showing promising antitumor activity in refractory leukemia from a Phase 1 clinical trial of the intravenous formulation of alvespimycin in 17 patients with hematologic malignancies (mainly acute myelogenous leukemia).

Intravenous alvespimycin is also being studied in a Phase 1b combination trial with Herceptin in patients with solid tumors. In mid-2007, we expect to present data from this Phase 1b clinical trial. We are also studying an oral formulation of alvespimycin in a Phase 1 clinical trial in patients with solid tumors. We expect to present data from this Phase 1 clinical trial of oral alvespimycin in mid-2007.

In addition, the NCI is currently conducting four Phase 1 clinical trials evaluating several dosing schedules of the intravenous formulation of alvespimycin pursuant to our October 2002 CRADA. Pursuant to the CRADA, we provide alvespimycin to the NCI for these studies.

We intend to initiate a Phase 2 clinical trial of alvespimycin as monotherapy in patients with HER2-positive metastatic breast cancer in the first half of 2007 and a Phase 2/3 clinical trial investigating the combination of alvespimycin and Herceptin in patients with HER2-positive metastatic breast cancer in the second half of 2007.

The following table summarizes the clinical trials we are conducting or expect to initiate in 2007 in our Hsp90 inhibitor program.

Product Candidate	Description	Phase of Development
Tanespimycin	Combination with Velcade for first relapse multiple myeloma (TIME-1)[1]	Phase 3
	Combination with Velcade for relapsed refractory multiple myeloma (TIME-2)[1]	Phase 2/3
	Combination with Herceptin in HER2-positive metastatic breast cancer	Phase 2
	Melanoma	Phase 2

Alvespimycin (intravenous formulation)	HER2-positive metastatic breast cancer[2] Combination with Herceptin in HER2-positive metastatic breast cancer[3]	Phase 2 Phase 2/3

	Combination with Herceptin in solid tumors	Phase 1b
	Hematologic malignancies	Phase 1

Alvespimycin (oral formulation)	Solid tumors	Phase 1

[1]	We expect our TIME program to begin in the first half of 2007. Phase 1 clinical trials in multiple myeloma patients are currently ongoing.
[2]	We expect this study to begin in the first half of 2007.
[3]	We expect this study to begin in the second half of 2007.

Epothilones

Epothilones are polyketides that inhibit cancer cells by a mechanism of action similar to a class of cytotoxic drugs known as taxanes, including paclitaxel, marketed as Taxol® by Bristol-Myers Squibb Company, and docetaxel, marketed as Taxotere® by Sanofi-Aventis. In 2006, total worldwide sales of Taxol® and Taxotere® were reported to be over $2.3 billion. Epothilones may address a key limitation of the taxane class because they have shown activity against taxane-resistant human tumor cell lines in vitro and in animal models, as well as activity against taxane-sensitive human tumors cells in these models. Our epothilone program is partnered with Roche through a September 2002 global development and commercialization agreement.

KOS-1584. KOS-1584 is our clinical-stage product candidate that we are developing in collaboration with Roche. KOS-1584 is being studied in two Phase 1 dose-escalating clinical trials in patients with solid tumors. In November 2006, we announced interim results from two Phase 1 clinical trials administering KOS-1584 in an aggregate of 82 patients with advanced solid tumors. Although the primary objective of these studies was not to measure efficacy, anticancer activity was observed in several patients. We expect KOS-1584 to enter Phase 2 clinical trials in the second half of 2007. We expect to present data from our KOS-1584 Phase 1 clinical trials in mid-2007.

Gastrointestinal Motility

Motilin receptor agonists, called motilides, may be useful to treat diseases such as gastroparesis and other conditions in which GI motility is impaired. Preclinical data indicate that our lead compound, KOS-2187, is a potent motilin receptor agonist that has high oral bioavailability, is rapidly absorbed and significantly accelerates gastric emptying. In December 2006, we established a worldwide exclusive license agreement with Pfizer for our motilin agonist program, including KOS-2187 and related compounds. Pfizer is responsible for all development, regulatory and commercial

KOSAN BIOSCIENCES

activities related to the motilin agonist program. We expect Pfizer to initiate Phase 1 clinical testing of KOS-2187 later in 2007.

Early-Stage Programs

We have next-generation Hsp90 inhibitor, next-generation epothilone and nuclear export inhibitor programs for cancer that are undergoing preclinical evaluation. These programs are also based on the use of our technology to improve the structure of known polyketides and the efficiency of large-scale production.

Research and Development Expenses

Our research and development expenses consist primarily of salaries and other personnel-related expenses, clinical trial-related services performed by clinical research organizations and research institutions and other outside service providers, licensing-related expenses, lab consumables and facility-related expenses. Our research and development expenses were approximately $37.2 million in 2006, $38.4 million in 2005 and $40.2 million in 2004.

Intellectual Property

Our intellectual property consists of patents, copyrights, trademarks, trade secrets and know-how. Our ability to compete effectively depends in large part on our ability to obtain patents and trademarks for our technologies and products, maintain trade secrets, operate without infringing the rights of others and prevent others from infringing our proprietary rights. We will be able to protect our technologies from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents, or are effectively maintained as trade secrets. Accordingly, patents or other proprietary rights are an essential element of our business. As of December 31, 2006, we owned or exclusively licensed approximately 134 patents and 91 patent applications in the U.S. and approximately 71 foreign patents and 279 foreign patent applications. We pursue patent protection in countries where we believe it is commercially reasonable and advantageous to do so.

Our practice is to file patent applications to protect technology and compounds commercially important to our business. We also rely on trade secrets to protect our technology where patent protection is deemed inappropriate or unobtainable. We protect our proprietary technology and processes, in part, by confidentiality agreements with our employees, consultants, collaborators and certain contractors.

Collaborative Research, Development and License Agreements

Roche

In September 2002, we entered into a research and collaboration agreement with Roche. Under the terms of the agreement, Roche has worldwide exclusive rights to market and sell KOS-1584 and any other epothilones developed under the collaboration in the field of oncology, and we are co-developing and have the right to co-promote in the United States any epothilone products developed under the collaboration. Under the agreement, we are entitled to receive development funding for our agreed upon research activities and milestone payments based upon achievement of clinical, regulatory and commercial events. In addition, we are entitled to receive royalties on any sales of collaboration products. We have the option to increase our royalties by contributing to development costs and by co-promotion in the United States of products resulting from the collaboration.

We recognized under this agreement approximately $11.3 million and $11.9 million of contract revenue in 2006 and 2005, respectively, of which $2.0 million was related to a non-recurring milestone earned in 2006. Included in 2006 and 2005 revenue was the ratable portion of the $25.0 million up-front fee that is being recognized through the estimated clinical development period. As of December 31, 2006, we had received approximately $81.8 million from our collaboration with Roche.

Either party may terminate the agreement at any time for the other party’s uncured material breach of the agreement. Roche may terminate the agreement as a whole for “cause” relating to the success of the program even if we have not breached the agreement. Roche may also terminate the agreement as a whole or in part for convenience. Upon such a termination by Roche for cause or convenience, the licensed rights would revert to us in the terminated territories, and Roche would be required to provide us with certain license rights, data and other assistance to take over the previously licensed products in the terminated territories. Unless earlier terminated, the agreement will remain in effect for the life of the relevant patents or a specified number of years from product launch.

Pfizer

In December 2006, we entered into an exclusive license agreement with Pfizer under which we granted to Pfizer a worldwide exclusive license to our motilin agonist program. Under the terms of the agreement, Pfizer and we agreed to collaborate on filing of regulatory documents for the initiation of a Phase 1 clinical trial of our clinical candidate, KOS-2187. Pfizer will be responsible for all development, regulatory and commercial activities related to the motilin agonist program.

We received an up-front fee of $12.5 million in December 2006 and are eligible to receive milestone payments for the successful development and commercialization of licensed compounds, including milestone payments for achieving certain sales amounts, as well as royalties on worldwide sales. We recognized revenue of approximately $1.8 million in contract revenue in 2006, which represents the ratable portion of the $12.5 million up-front fee that is being recognized over three and one-half months, the current estimated period of the Company’s participation in the development of KOS-2187.

Under the agreement, we agreed to assign to Pfizer all of our non-United States patent rights related to the technology licensed under the agreement, and Pfizer is primarily responsible for the prosecution and maintenance of these patent rights. We also agreed to assign to Pfizer all of our United States patent rights related to the technology licensed to Pfizer at a later stage of clinical development.

Either party may terminate the agreement at any time for the other party’s uncured material breach of the agreement. Pfizer may terminate the agreement for convenience. Upon a termination by Pfizer for uncured material breach, the license rights shall become perpetual and irrevocable. In the event of a termination by Pfizer for convenience or by us for uncured material breach, the licensed rights would revert to us, Pfizer may be required to provide us with certain license rights, regulatory filings, data and technical transfer assistance. Unless earlier terminated, the agreement will remain in effect for the life of the relevant patents or a specified number of years from the first commercial sale on a country-by-country basis.

Sloan-Kettering Institute for Cancer Research

Effective August 2000, we signed a research and license agreement with the Sloan-Kettering Institute for Cancer Research, or Sloan-Kettering, relating to epothilones. Under the agreement, we worked collaboratively with Sloan-Kettering to develop epothilone compounds and production methods. In addition, Sloan-Kettering granted us an exclusive license for all further development and commercialization of compounds selected by us in accordance with the agreement.

Under the agreement, we paid Sloan-Kettering an initial license fee and funding for the collaborative research program and we are required to pay annual maintenance fees and patent fees during the term of the agreement. In addition, we must pay Sloan-Kettering milestone payments if clinical development milestones are reached, royalty payments based on net sales of products covered by the collaboration, and a share of some sublicensing revenues.

KOSAN BIOSCIENCES

We may terminate the agreement in whole or on a product-by-product basis at any time. Either party may terminate the agreement upon the material breach of the agreement by the other party. Upon termination, all licenses granted by one party to the other revert to the granting party, and we are required to transfer to Sloan-Kettering any marketing authorizations, data and regulatory filings with respect to any compounds covered by the agreement. Unless earlier terminated, the agreement will remain in effect for the life of the relevant patents or a specified number of years from product launch. Effective September 2002, we received a consent from Sloan-Kettering to enter into a sublicense agreement with Roche and amended the research and license agreement with Sloan-Kettering to harmonize it with the collaboration agreement with Roche.

In 2003, we and Sloan-Kettering agreed that rights to certain epothilone analogs, including KOS-1584, are included in the exclusive license to us under the August 2000 research and license agreement. The agreement provided for an up-front payment to Sloan-Kettering and provides for additional payments to Sloan-Kettering upon the achievement of certain development milestones.

Stanford University

Effective March 1996, we entered into an exclusive license agreement with the Board of Trustees of the Leland Stanford Junior University, or Stanford University, for certain technology and related patent rights and materials for the recombinant production of novel polyketides. Under the terms of the agreement, we paid a license issue fee to Stanford University, and we pay annual maintenance fees and patent fees, make milestone payments based on achievement of specified events with licensed products, pay royalties on net sales of products claimed in or originating from the licensed technology and pay a share of some sublicensing fees. In March 2000, we amended the agreement to provide us an exclusive option to acquire an exclusive or non-exclusive license to future patents or patent applications that are related to certain technology developed by one of our founders and directors, Chaitan S. Khosla, Ph.D., related to polyketides or their production, and chosen by Stanford University in its discretion. Under the March 2000 amendment, we paid an issue fee in preferred stock that was subsequently converted to common stock in our initial public offering, and we are obligated to pay an option fee and patent expenses for each patent or patent application included in our option rights. We are also obligated to pay Stanford University a license fee and an annual fee, as well as royalties on net sales and a share of some sublicensing fees under the original agreement, with respect to each patent or patent application for which we exercise our option. Effective September 2002, we received a consent from Stanford University to enter into a sublicense agreement with Roche and amended the research and license agreement to harmonize it with the collaboration agreement with Roche and effect certain other changes.

NIH/NCI

Effective October 2002, we entered into two CRADAs with the NIH. Under these agreements, we are collaborating with the NCI in the clinical development of tanespimycin and alvespimycin. Under the terms of the CRADAs, we are responsible for the provision of sufficient quantities of study drug necessary to conduct the clinical trials funded by the NCI of tanespimycin and alvespimycin, and we have the option, at our expense, to conduct our own clinical trials of tanespimycin and alvespimycin in addition to those funded by the NCI. We have licensed from the NIH the formulation of tanespimycin being studied by the NCI and the compound alvespimycin. We developed our proprietary formulations of tanespimycin independently from the NIH. We have the option to obtain exclusive licenses under patents claiming inventions made in the collaborations under standard NIH licensing terms.

Under the CRADAs, we must conduct various activities, including providing sufficient quantities of the product candidates for the preclinical studies and clinical trials and committing a specified number of personnel to the programs. The clinical trials of tanespimycin and alvespimycin are or will be sponsored by the NCI in collaboration with us or by us solely. Unless earlier terminated, the term of the collaborative programs is currently scheduled to expire in October 2007, but may be adjusted as the programs proceed by agreement with the NIH. Either party may unilaterally terminate either or both of the CRADAs; provided that if we elect to terminate, we will still be required to meet certain obligations to supply compound to the NIH.

Under a November 2002 license agreement with the NIH, we obtained exclusive commercial rights under patent rights relating to the formulation of tanespimycin being studied by the NCI, alvespimycin and other geldanamycin analogs. Initially, our license was limited to specified medical fields of use, including the treatment of cancer, and the prevention of undesired cell growth or its deleterious effects, such as the prevention of restenosis and neurodegenerative diseases. In May 2005, we amended the license to include several additional fields of use. We paid the NIH an up-front fee and will owe annual minimum royalties, patent fees, royalties based on net sales of licensed products, milestone payments if clinical development milestones are reached and a portion of any sublicensing revenues. Our license could terminate if we are not diligent in developing licensed products or otherwise default in performing our material obligations under the agreement and fail to cure the deficiency. We may terminate the agreement on a country-by-country basis. The agreement contains standard NIH licensing terms. Unless the agreement is earlier terminated, our license will remain in effect for the life of the licensed patents.

Competition

The pharmaceutical and biotechnology industries are intensely competitive. Many companies, including biotechnology, chemical and pharmaceutical companies, are actively engaged in research and development of drugs for the treatment of the same diseases and conditions as our current and potential future product candidates. Many of these companies have substantially greater financial and other resources, larger research and development staffs and more extensive marketing and manufacturing organizations than we do. In addition, some of them have considerable experience in preclinical testing, clinical trials and other regulatory approval procedures. There are also academic institutions, governmental agencies and other research organizations that are conducting research in areas in which we are working. They may also market commercial products, either on their own or through collaborative efforts.

We expect to encounter significant competition for any of the pharmaceutical products we develop. Companies that complete clinical trials, obtain required regulatory approvals and commence commercial sales of their products before their competitors may achieve a significant competitive advantage. We are aware that many other companies or institutions are pursuing the development of drugs and technologies directly targeted at applications for which we are developing our drug compounds. Companies with competing Hsp90 inhibitors include Biogen Idec Inc., which has initiated Phase 1 clinical trials in solid tumors with its intravenous formulation of 17-AAG and its oral synthetic Hsp90 inhibitor and has announced that it expects to initiate Phase 2 clinical trials in 2007; Infinity Pharmaceuticals, which has initiated a Phase 1/2 clinical trial of its intravenous Hsp90 inhibitor in non-small cell lung cancer and a Phase 1 clinical trial in gastrointestinal stromal tumors and has an oral formulation in preclinical development in collaboration with MedImmune, Inc.; Abraxis BioScience, Inc., which has a nanoparticle formulation of 17-AAG in preclinical development; Vernalis plc, which has announced that it has selected an intravenous and an oral Hsp90 inhibitor preclinical development candidate in collaboration with Novartis AG and expects to initiate Phase 1 clinical trials in mid-2007; Serenex, Inc., which has announced plans to file an IND for its oral Hsp90 inhibitor in the first quarter of 2007; and Synta Pharmaceuticals Corp., which announced plans to file an IND for its Hsp90 inhibitor in the first half of 2007, as well as other companies reported to be pursuing Hsp90 inhibitors. Competing epothilones in clinical development include those being developed by Bristol-Myers Squibb Company, which is reported to be in Phase 3 clinical trials; Novartis AG, which is reported to be in Phase 3 clinical trials; and Schering AG, which is reported to be in Phase 2 clinical trials. Gastrointestinal motility competitors include Chugai Pharmaceuticals, whose motilide agonist is reported to be in Phase 2 clinical trials.

KOSAN BIOSCIENCES

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

Satisfaction of FDA requirements or similar requirements of state, local and foreign regulatory agencies typically takes multiple years, and the actual time required may vary substantially based upon the type, complexity and novelty of the product or indication.

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

The FDA (or foreign equivalent), an institutional review board, data safety monitoring board or the trial sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

In an effort to obtain marketing authorization in the United States, the results of product development, preclinical studies and clinical trials are submitted to the FDA as part of an NDA or BLA. The FDA may deny an NDA or BLA if the applicable regulatory criteria are not satisfied, require additional clinical data or ultimately determine that the NDA or BLA does not satisfy the criteria for approval. After review of an NDA or BLA, the FDA can grant a normal marketing authorization, or full approval, or a marketing authorization under accelerated approval conditions. Under accelerated approval conditions, FDA may grant a marketing authorization for a new drug on the basis of adequate and well-controlled clinical trials establishing that the drug product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. Accelerated approval under this condition will require the applicant to study the drug further to verify and describe its clinical benefit.

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

We are also subject to various federal, state and local laws and regulations relating to such matters as the use, handling and disposal of hazardous or potentially hazardous substances used in connection with our research, development and manufacturing operations. We believe that we are in compliance with these laws and regulations in all material respects.

Employees

As of February 28, 2007, we had 82 full-time employees, 34 of whom hold Ph.D. degrees and 63 of whom were engaged in research and development activities. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppage.

Directors and Executive Officers of the Registrant

Our directors and executive officers, and their ages as of March 15, 2007, are as follows:

Name	Age	Title
Robert G. Johnson, Jr., M.D., Ph.D.	55	President, Chief Executive Officer and Director
Robert De Jager, M.D.	65	Senior Vice President, Clinical Development and Chief Medical Officer
Margaret A. Horn, J.D.	44	Senior Vice President, Legal and Corporate Development, General Counsel and Secretary
Peter J. Licari, Ph.D.	43	Senior Vice President, Manufacturing and Operations
Pieter B.M.W.M. Timmermans, Ph.D.	57	Senior Vice President, Drug Discovery and Preclinical Development
Gary S. Titus, C.P.A.	47	Senior Vice President and Chief Financial Officer
Bruce A. Chabner, M.D.	66	Director
Kevan Clemens, Ph.D.	62	Director
Peter Davis, Ph.D.	62	Director
Jean Deleage, Ph.D.	66	Director
Charles J. Homcy, M.D.	58	Director
Chaitan S. Khosla, Ph.D.	42	Director
Christopher T. Walsh, Ph.D.	63	Director

KOSAN BIOSCIENCES

Robert G. Johnson, Jr., M.D., Ph.D. has served as our Chief Executive Officer since February 2006, a director since July 2006 and President since October 2006. From April 2004 to February 2006, Dr. Johnson was our Executive Vice President, Development, and Chief Medical Officer. From January 2002 to April 2004, Dr. Johnson served as Senior Vice President, Medical Affairs and Corporate Development, and in January 2003, he was also named our Chief Medical Officer. From September 2000 to January 2002, Dr. Johnson served as Vice President, Medical Affairs and Corporate Development. From 1998 to September 2000, Dr. Johnson was employed by Chiron Corporation, where he served as Vice President, Pharmacology and Preclinical Affairs through 1999 and most recently as Vice President, Corporate Development. From 1991 to 1998, Dr. Johnson was Director of Pharmacology at Merck & Co., Inc. In addition, Dr. Johnson was a member of the faculty at the University of Pennsylvania from 1987 to 1991 and at Harvard Medical School from 1985 to 1987. Dr. Johnson received a B.A. and a Ph.D. in biophysics and an M.D. from the University of Pennsylvania.

Robert De Jager, M.D. has served as our Senior Vice President, Clinical Development and Chief Medical Officer since November 2006. From November 2004 to May 2006, Dr. De Jager served as Chief Medical Officer and Vice President, Clinical Research and Development at Conforma Therapeutics Corporation, a biotechnology company acquired by Biogen Idec Inc., and Senior Director, Oncology Research and Development of Biogen Idec from May 2006 to November 2006. From 2001 to November 2004, he served as Vice President, Research & Development, Oncology and Internal Medicine at Daiichi Pharmaceutical Corporation, a pharmaceutical company, and previously served as its Executive Director, Research and Development, Oncology and Senior Director, Research and Development, Oncology. Prior to joining Daiichi Pharmaceutical Corporation, Dr. De Jager served in various positions at Rgene Therapeutics, Inc., Perlmmune, Inc. (formerly Akzo-Organon Teknika/Biotechnology Research Institute), and Sanofi Research. Dr. De Jager has been a principal investigator and served on committees of many cancer organizations including European Organization for Research and Treatment of Cancer (EORTC), the Southeastern Cancer Study Group and the Eastern Cooperative Oncology Group. He earned his M.D. and B.S. in premedical sciences from the Free University of Brussels in Belgium, and did postdoctoral training at Lenox Hill Hospital (internship), the Mayo Clinic (residency in internal medicine) and Memorial Sloan-Kettering Cancer Center (fellowship in medical oncology and clinical pharmacology).

Margaret A. Horn, J.D. has served as our Senior Vice President, Legal and Corporate Development and General Counsel since December 2005 and Secretary since January 2006. Ms. Horn served as the Senior Vice President, General Counsel and Secretary of Genencor International, Inc., a biotechnology company, from June 2004 until October 2005. Ms. Horn joined Genencor in 1991 and served in various capacities, including Vice President, Assistant General Counsel from 1996 until 2004 and General Patent Counsel from 1992 until 1996. Prior to joining Genencor in 1991, Ms. Horn was employed by E.I. du Pont de Nemours and Company in various legal positions including patent counsel to its medical products division. Ms. Horn received a B.S. in pharmacy from the Philadelphia College of Pharmacy & Science and a J.D. from Villanova University School of Law.

Peter J. Licari, Ph.D. has served as our Senior Vice President, Manufacturing and Operations since February 2006. Dr. Licari joined Kosan in 1998 and served in various capacities, including Vice President, Process Sciences from 2001 until February 2006 and Executive Director, Process Sciences from 2000 to 2001. Prior to joining Kosan in August 1998, Dr. Licari was Director, Vaccine Manufacturing and Development at Massachusetts Biologic Laboratories, where he managed the manufacturing and development of licensed and investigational vaccines. From 1993 to 1996, Dr. Licari served as Senior Scientist at BASF Bioresearch Corporation, where he managed the fermentation process development group responsible for the production of proteins from animal cells, insect cells, yeast and bacteria. From 1992 to 1993, Dr. Licari served as an Engineering Associate at Merck & Co., Inc. Dr. Licari received a B.S. and M.S. in chemical engineering from Tufts University, a Ph.D in chemical engineering from the California Institute of Technology and an M.B.A. from Pepperdine University.

Pieter B.M.W.M. Timmermans, Ph.D. has served as our Senior Vice President, Drug Discovery and Preclinical Development since February 2006. He served as our Senior Vice President, Preclinical Development from January 2005 to February 2006. From August 2004 to January 2005, Dr. Timmermans served as Vice President, Pharmacology and Preclinical Development at Amgen Inc., a biopharmaceutical company, subsequent to its acquisition of Tularik Inc., a biotechnology company. From 1997 to 2004, Dr. Timmermans held the same position at Tularik. Previously, he served in various management positions at The DuPont Merck Pharmaceutical Company and E.I. du Pont de Nemours & Company. He also was Associate Professor in Pharmacology at the University of Amsterdam. The author of more than 580 scientific publications, Dr. Timmermans received a B.S. in chemistry, mathematics, physics and biology and a Ph.D. in molecular pharmacology from Leiden State University in the Netherlands.

Gary S. Titus, C.P.A. has served as our Senior Vice President and Chief Financial Officer since September 2006. Mr. Titus served as Acting Chief Financial Officer of Nuvelo, Inc., a biotechnology company, from October 2005 to August 2006. From July 2004 to October 2005, Mr. Titus served as Vice President Finance and Chief Accounting Officer of Nuvelo, Inc. and Senior Director Finance from January 2003 to July 2004. From January 2002 to January 2003, Mr. Titus served as Senior Director Finance of Metabolex, Inc., a biotechnology company. From May 2001 to January 2002, he served as Senior Director Finance of Intrabiotics Pharmaceuticals, Inc., a biotechnology company, and Director Finance from January 2000 to April 2001. Mr. Titus received a B.S. in finance from the University of Florida and a B.S. in accounting from the University of South Florida, and he is a Certified Public Accountant.

Bruce A. Chabner, M.D. has served as a director since September 2001. Dr. Chabner has served as the Clinical Director of the Massachusetts General Hospital Cancer Center and as Professor of Medicine at Harvard Medical School since 1995. Dr. Chabner has also served as the Associate Director for Clinical Science of the Dana-Farber/Harvard Cancer Center since 1999 and has held numerous academic appointments, including the position of Director of the Division of Cancer Treatment of the National Cancer Institute from 1982 to 1995. Dr. Chabner has received numerous awards, including Phi Beta Kappa, Alpha Omega Alpha, the Public Health Service’s Distinguished Service Medal, the Karnofsky Award of the American Society for Clinical Oncology and the Bruce F. Cain Award for Drug Development of the American Association for Cancer Research. Dr. Chabner received a B.A. from Yale College and an M.D. from Harvard Medical School.

Kevan Clemens, Ph.D. has served as a director since May 2006. Dr. Clemens retired after 30 years of experience in the pharmaceutical industry. In his last position as Executive Vice President, Business Director of Hoffmann-La Roche Inc., a pharmaceutical company, he ran the Global Oncology business, including its strategic and business plans and the development and marketing of its products. Previously, he served Roche in various positions, including Global Head of Specialty Care, Global Head of Project Management and the Head of Clinical Operations for North and South America. Dr. Clemens worked for 25 years at Syntex and Roche in various development, sales and marketing positions including Head of Pharmacoeconomic Research and Global Pricing. Dr. Clemens is the Chairman of the board of directors of Chelsea Therapeutics International, Ltd. Dr. Clemens received a G.R.I.C. from Kingston Polytechnic and a Ph.D. from the University of London.

Peter Davis, Ph.D. has served as a director since April 1998 and as Chairman of our board of directors since April 2006. Since 2002, Dr. Davis has worked as an independent consultant to a number of companies. Dr. Davis served as president of DNA Plant Technologies Corp., an agriculture biotechnology company, from 2001 to 2002. Dr. Davis was a member of the Executive Committee of Pulsar International, S.A., a management consultant company and an affiliate of A.G. Biotech Capital, from 1993 to 2001. From 1975 to 1993, Dr. Davis was a faculty and staff member of the Wharton School of the University of Pennsylvania. His primary appointments included Director of the Applied Research Center and Director of Executive Education. He is a member of the board of directors of TorreyPines

KOSAN BIOSCIENCES

Therapeutics, Inc. and several private companies. Dr. Davis received a B.A. in physics from Cambridge University, a Masters Degree in operations research from the London School of Economics and a Ph.D. in operations research from the Wharton School.

Jean Deleage, Ph.D. has served as a director since April 1996. Dr. Deleage is a founder and managing director of Alta Partners, a venture capital firm investing in information technologies and life science companies. Alta Partners was founded in 1996. In 1979, Dr. Deleage was a founder and a managing partner of Burr, Egan, Deleage & Co., a venture capital firm in San Francisco and Boston. In 1971, he became a member of Sofinnova’s initial team, a venture capital organization in Paris, and in 1976 formed Sofinnova, Inc. (the U.S. subsidiary of Sofinnova). Dr. Deleage is a member of the board of directors of IDM Pharma, Inc., Rigel Pharmaceuticals, Inc., TorreyPines Therapeutics, Inc. and a number of private companies. In 1984, Dr. Deleage was awarded the Ordre National du Merite, and in 1993, he was awarded the Legion of Honor from the French government in recognition of his career accomplishments. Dr. Deleage received a Master’s Degree in electrical engineering from Ecole Superieurie d’Electricite and a Ph.D. in economics from the University of Paris, Sorbonne.

Charles J. Homcy, M.D. has served as a director since April 2003. Since November 2003, Dr. Homcy has served as Chief Executive Officer of Portola Pharmaceuticals, Inc., a biopharmaceutical company. From January 2003 to November 2003, Dr. Homcy served as Senior Research and Development Advisor of Millennium Pharmaceuticals, a biopharmaceutical company. From February 2002 to December 2002, Dr. Homcy served as the President of Research and Development at Millennium Pharmaceuticals. From 1995 to February 2002, he served as Executive Vice President, Research and Development of COR Therapeutics, Inc., a biotechnology company, where he served as a member of the board of directors from 1998 to February 2002. From 1994 to March 1995, Dr. Homcy was President of the Medical Research Division of American Cyanamid Company-Lederle Laboratories (now a division of Wyeth-Ayerst Laboratories). From 1990 to 1994, Dr. Homcy was Executive Director of the Cardiovascular and Central Nervous System Research Section at Lederle Laboratories. Dr. Homcy currently serves on the boards of directors of Millennium Pharmaceuticals, Inc., Cytokinetics, Incorporated and Geron Corporation. Dr. Homcy received his B.A. and his M.D from the Johns Hopkins University.

Chaitan S. Khosla, Ph.D. is one of our co-founders and has served as a director since our inception in January 1995. Dr. Khosla has been a Professor of Chemical Engineering, Chemistry and Biochemistry at Stanford University since 2001 and has been a faculty member since 1992. Dr. Khosla is the chairman of our Scientific Advisory Board. Dr. Khosla is the inventor of the combinatorial biosynthesis technology that we licensed from Stanford University. He is the recipient of several awards, including the 1999 Alan T. Waterman award by the National Science Foundation, the 1999 Eli Lilly Award in biological chemistry and the 2000 ACS Award in pure chemistry. Dr. Khosla is the author of over 200 publications and is an inventor on numerous patents. Dr. Khosla received a B.S. Tech. from the Indian Institute of Technology, Bombay, India and a Ph.D. from the California Institute of Technology.

Christopher T. Walsh, Ph.D. has served as a director since April 1996. Dr. Walsh has been the Hamilton Kuhn Professor of Biological Chemistry and Molecular Pharmacology at Harvard Medical School since 1991 and formerly was President of the Dana-Farber Cancer Institute and Chairman of the Department of Biological Chemistry and Molecular Pharmacology at Harvard Medical School. He has performed extensive research in enzyme stereochemistry, reaction mechanisms and the mechanisms of action of anti-infective and immunosuppressive agents. From 1996 until July 2003, Dr. Walsh served as co-chairman of our Scientific Advisory Board. Dr. Walsh is also a member of the board of directors of Critical Therapeutics, Inc. and several private companies. Dr. Walsh received an A.B. in biology from Harvard University and a Ph.D. in life sciences from The Rockefeller University, New York.

Corporate Information

Kosan was incorporated under the laws of the state of California in January 1995 and commenced operations in 1996. In July 2000, we were reincorporated under the laws of the state of Delaware.

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

In 2002, we adopted a code of ethics that applies to our employees, officers and directors and in February 2004, we amended and restated the code. We have posted the text of our code of ethics on our website at www.kosan.com on the “Corporate Governance” page under the “Investors/Press” tab. In addition, we intend to promptly disclose (1) the nature of any amendment to our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (2) the nature of any waiver, including an implicit waiver, from a provision of our code of ethics that is granted to one of these specified officers, the name of such person who is granted the waiver and the date of the waiver on our website in the future.

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

We commenced operations in 1996 and are still developing our product candidates. We have not commercialized any products, and we have incurred significant losses to date. As of December 31, 2006, we had an accumulated deficit of approximately $160.3 million. To date, our revenues have been primarily from partnering arrangements and government grant awards. Our expenses have consisted principally of costs incurred in research and development and from general and administrative costs associated with our operations. We have incurred net losses since our inception, including a net loss of approximately $29.5 million for the year ended December 31, 2006. We expect our expenses to increase and to continue to incur operating losses for at least the next several years as we continue our research and development efforts for our product candidates and research programs. The amount of time necessary to successfully commercialize any of our product candidates is long and uncertain, and successful commercialization may not occur at all. As a result, we may never become profitable.

We expect that additional financing will be required, and an inability to obtain the capital necessary to fund our operations on acceptable terms or at all would threaten the continued operation of our business.

We expect that additional financing will be required to fund operations. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on favorable terms. We have consumed

KOSAN BIOSCIENCES

substantial amounts of cash to date and expect to incur significant operating expenditures over the next several years as we continue to advance our product candidates into and through clinical trials.

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

If we are unable to raise sufficient funds when needed, we may be required to delay, scale back or eliminate some or all of our research or development programs; lose rights under existing licenses; or relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Insufficient funds may adversely affect our ability to operate as a going concern. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Result of Operations.”

We believe that our existing cash and investment securities, anticipated cash flow from our existing collaboration with Roche and net proceeds from our offering of common stock in February 2007 will be sufficient to support our current operating plan into the first half of 2009, although we may choose to obtain additional financing from time to time. We have based this estimate on assumptions that may prove to be wrong. Our future capital uses and requirements depend on numerous forward-looking factors, including the following:

•	our ability to establish any new partnering arrangements, our rights and obligations under any new partnering arrangements and our ability to generate revenues under any new partnering arrangements;

•	the extent to which clinical and other development activities are funded or conducted by our current partners, Roche, Pfizer and the NCI;

•	our ability to sell shares of our common stock under our committed equity financing facility, or CEFF, with Kingsbridge Capital Limited, or Kingsbridge;

•	the progress, success and costs of preclinical testing and clinical trials of our product candidates;

•	any acceleration or expansion of our clinical development plans;

•	our ability to maintain or extend our existing partnering arrangements with Roche, Pfizer and the NCI;

•	the progress, number and costs of our research programs;

•	the costs and timing of obtaining, enforcing and defending patent and other intellectual property rights;

•	any need to obtain licenses to additional patents or other intellectual property in order to use, import, manufacture, market or sell our product candidates;

•	any need to expand our manufacturing capabilities; and

•	expenses associated with any possible future litigation.

Our committed equity financing facility with Kingsbridge may not be available to us if we elect to make a draw down, may require us to make additional “blackout” or other payments to Kingsbridge and may result in dilution to our stockholders.

In July 2006, we entered into a CEFF with Kingsbridge. The CEFF entitles us to sell and obligates Kingsbridge to purchase, from time to time through September 25, 2009, shares of our common stock for cash consideration up to an aggregate of $50.0 million, subject to certain conditions and restrictions. Kingsbridge will not be obligated to purchase shares under the CEFF unless certain conditions are met, which include a minimum price for our common stock; the accuracy of representations and warranties made to Kingsbridge; compliance with laws; and the effectiveness of a registration statement registering for resale the shares of common stock to be issued in connection with the CEFF. In addition, among other termination rights, Kingsbridge is permitted to terminate the CEFF by providing written notice to us within 10 trading days after it obtains actual knowledge that an event has occurred resulting in a material and adverse effect on our business, operations, properties or financial condition. If we are unable to access funds through the CEFF, or if Kingsbridge terminates the CEFF, we may be unable to access capital on favorable terms, or at all.

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

In October 2006, we received $3.0 million in gross proceeds from the sale of 770,351 shares of common stock to Kingsbridge pursuant to the CEFF. Should we sell additional shares to Kingsbridge under the CEFF, or issue shares in lieu of a blackout payment, it will have a dilutive effect on the holdings of our current stockholders and may result in downward pressure on the price of our common stock. If we draw down under the CEFF, we will issue shares to Kingsbridge at a discount of up to 10% from the volume weighted average price of our common stock. If we draw down amounts under the CEFF when our share price is decreasing, we will need to issue more shares to raise the same amount than if our stock price was higher. Issuances in the face of a declining share price will have an even greater dilutive effect than if our share price were stable or increasing and may further decrease our share price.

If we are unable to recruit and retain skilled employees and consultants, we may not be able to successfully operate our business.

Retaining our current management and other employees and recruiting qualified scientific personnel to perform future research, manufacturing and development work will be critical to our success. None of our employees have employment commitments for any fixed period of time and could leave our employment at will. In March 2006, we implemented a corporate restructuring that resulted in a workforce reduction. We may have difficulty attracting required personnel as a result of a perceived risk of future workforce and expense reductions, or otherwise. Competition is intense among biotechnology, pharmaceutical and healthcare companies, universities and non-profit research institutions for experienced scientists and other personnel, and we may not be able to retain or recruit sufficient skilled personnel on acceptable terms to allow us to pursue collaborations and develop our product candidates and research programs, which would likely have an adverse effect on our business.

If our current partnering arrangements are unsuccessful or if conflicts develop with our partners, our research and development efforts could be delayed, curtailed or terminated, our revenues could significantly decrease and our operations may be adversely affected.

We have a collaboration agreement with Roche in the field of epothilones and a license agreement with Pfizer for our motilin agonist program. We also have collaborations with, or have licenses to technology and compounds from, several research groups, including Sloan-Kettering in the field of epothilones, the NCI in the field of geldanamycin

KOSAN BIOSCIENCES

analogs and Stanford University in the field of polyketide technology. The agreements permit our collaborators or licensors to terminate the agreements under certain circumstances. Our collaboration agreements with the NCI are currently set to expire in October 2007. We may not be able to maintain or extend our collaborations or license agreements on acceptable terms, if at all. If we do not maintain, extend or replace our collaboration with Roche or our license to Pfizer, the research and development efforts for our product candidates could be delayed, our revenues would significantly decrease and our operations could be adversely affected. If we are unable to maintain our research collaborations, including our collaboration agreements with the NCI, or if our in-license agreements are terminated, our research and development efforts could be delayed, curtailed or terminated or we could lose our rights to use the licensed technology and compounds.

We control neither the amount nor timing of resources that our partners devote to our programs or potential products, nor the scope, content and timing of the efforts that they conduct or permit. As a result, we do not know if our partners will dedicate sufficient resources or if the development or commercialization efforts by our corporate partners will be successful. We also do not know if the development or commercialization efforts by our partners will be the same as those we would choose to devote if we solely controlled the development and commercialization of our programs and product candidates. In particular, in our collaboration with Roche, we do not control the amount and timing of resources that Roche devotes to the epothilone program, and we do not control the scope, content and timing of the preclinical studies, clinical trials and other development efforts that Roche conducts or permits under the program, including for KOS-1584. In our collaboration with the NCI, we do not control the selection, conduct, timing and resources provided to clinical trials of tanespimycin or alvespimycin sponsored by the NCI. For these reasons, we may choose to undertake product development efforts that are within the scope of our collaborations at our own expense. Under our license agreement with Pfizer, Pfizer controls all development, regulatory and commercial activities related to our motilin agonist program. We also do not know whether our current partners or future partners, if any, might pursue alternative technologies or develop alternative products either on their own or in collaboration with others, including our competitors, as a means for developing treatments for the diseases targeted by the partnering arrangements with us. In addition, business combinations or significant changes in a partner’s business strategy may adversely affect its willingness or ability to continue the partnering arrangement with us.

Failure by our partners to develop or commercialize a compound or product for which they have rights from us could materially harm our business, financial condition and results of operations. For example, if Roche does not successfully develop and commercialize a product from our epothilone program, we may not receive any future milestone payments and will not receive any royalties under our collaboration with Roche.

If our partners fail to conduct research, development or commercialization activities successfully and in a timely manner or if they or our licensors breach or terminate their agreements with us, the development or commercialization of the affected product candidates, technology or research program could be delayed or terminated. If any of our existing partnering arrangements are terminated, we may be required to seek new partners or to undertake product development and commercialization at our own expense. This may limit the number of product candidates we will be able to develop and commercialize, significantly increase our capital requirements and reduce the likelihood of successful product introduction. Disputes might also arise with partners or licensors concerning rights to particular compounds or technologies. If we are unable to resolve these disputes in our favor, we could lose our rights to use those compounds or technologies.

If we fail to enter into new partnering arrangements in the future, our business and operations would be negatively impacted.

Our strategy depends upon the formation and sustainability of multiple collaborative arrangements and license agreements with third parties. We expect to rely on these arrangements for not only financial resources, but also for expertise that we expect to need in the future relating to clinical trials, manufacturing, sales and marketing, and for license and technology rights. Although we have established collaborative arrangements and various license agreements, we do not know if we will be able to establish additional arrangements on favorable terms, or whether current or any future partnering arrangements will ultimately be successful. There have been, and may continue to be, a significant number of business combinations among pharmaceutical companies that have resulted, and may continue to result, in a reduced number of potential future partners, which may limit our ability to find partners who will work with us in developing and commercializing our product candidates. If we do not enter into new collaborative agreements, in particular, a collaborative arrangement for the further development of our Hsp90 inhibitor program, we may be required to curtail, suspend, delay or terminate research and development programs, including planned clinical trials for our product candidates, and therefore our ability to generate revenues from these programs will be adversely affected. Our ability to start new research and development programs may also be materially harmed.

Our potential products are in development, and substantial additional effort and expense will be necessary for further development.

Our product candidates are in various stages of research and development. We may not be able to develop products that prove to be safe and effective, meet applicable regulatory standards, are capable of being manufactured at reasonable costs or can be marketed successfully. All of the potential products that we are currently developing will require significant development and investment, including extensive clinical testing, before we can submit any application for regulatory approval. For example, we expect to incur significant expenses in connection with our TIME clinical trial program for tanespimycin in combination with Velcade for multiple myeloma. These expenses will be even higher to the extent we are required to pay for patients’ medical or other expenses, including, for example, the cost of Velcade for these studies.

Our products must satisfy rigorous standards of safety and efficacy before they can be approved by the FDA and international regulatory authorities for commercial use. We will need to conduct significant additional research and clinical trials before we can determine if our products are sufficiently safe and effective to file with the FDA and other regulatory agencies for product approval. Clinical trials are expensive and time-consuming, and therefore, significant amounts of money will need to be spent testing our products.

In addition, significant time and investment will be required to try to develop manufacturing processes for our products so that they are economical to manufacture on a commercial scale and satisfactory to the FDA and other governmental authorities.

The progress and results of our animal and human testing are highly uncertain.

We must provide the FDA and foreign regulatory authorities with clinical data that demonstrate the safety and efficacy of our products before they can be approved for commercial sale. As a result, commercialization of our product candidates depends upon successful completion of preclinical and clinical trials. Preclinical testing and clinical development are long, expensive and uncertain processes. It may take us a number of years to complete our testing, and failure can occur at any stage of testing. For example, in October 2005, we discontinued a Phase 2 clinical study of our first-generation epothilone, KOS-862, in hormone-refractory prostate cancer because the study did not meet the primary objective of tumor marker response in the first stage of a two stage clinical trial, and we previously discontinued clinical studies of KOS-862 in patients with non-small cell lung cancer and colorectal cancer. We could experience similar failures in other current or future clinical testing of our product candidates.

KOSAN BIOSCIENCES

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

We do not know whether clinical trials of our product candidates will begin on time or whether any of our clinical trials will be completed on schedule, or at all. We may plan and initiate clinical trials before final data from earlier studies have been collected and analyzed because it takes a significant amount of time and effort to plan and initiate clinical trials and because of the length of time it takes to successfully develop a product candidate. Consequently, we may need to modify, suspend, cancel or terminate clinical trials based on final results from earlier studies. We also do not know whether clinical trials will indicate that an earlier-stage compound or formulation will be more appropriate for clinical and commercial development than a compound or formulation that is at a later stage of clinical development, and therefore result in extended timelines as well as increased development costs. For example, Roche and we decided in February 2007 to cease development of KOS-862 in favor of further development of our second-generation epothilone product candidate, KOS-1584. Negative or inconclusive results or adverse medical events during a clinical trial could cause a clinical trial to be suspended, terminated or repeated. Certain of the clinical trials of our product candidates are or may in the future be designed to include two stages, with the decision whether to proceed to the second stage dependent on results obtained in the first stage. Failure to achieve predetermined response rates as defined in the protocol may result in the decision not to proceed into the second stage of the trial.

We have multiple product candidates in human clinical trials for the treatment of cancer. Anticancer drugs frequently have a narrow therapeutic window between efficacy and toxicity. If unacceptable toxicity is observed in a clinical trial, the trial may be terminated at an early stage. For example, in June 2004, we discontinued a Phase 2 clinical study of KOS-862 in colorectal cancer due to unanticipated cumulative drug toxicities in patients who had previously been treated with the cancer treatment oxaliplatin. We also observed a higher incidence of adverse events resulting in patient withdrawal in our Phase 2 clinical study of KOS-862 in hormone-refractory prostate cancer than in our Phase 2 non-small cell lung cancer trial. We cannot predict whether any clinical trials of our product candidates will demonstrate toxicity issues or adverse events resulting in a significant patient withdrawal.

Completion of clinical trials may take several years or more. The length of time generally varies substantially according to the type, complexity, novelty and intended use of the product candidate. Our clinical trials may be suspended at any time if we, our collaborators, the FDA, or other regulatory authorities believe the patients participating in our studies are exposed to unacceptable health risks or that study protocols or patient informed consents should be amended to reflect additional health risks, additional testing procedures or other changes. For example, in September 2005, we temporarily suspended enrollment in our tanespimycin and alvespimycin clinical trials in connection with a request by the FDA to amend the protocols and patient informed consents for those trials. We provided amended protocols and informed consents for those clinical trials to the FDA in response to certain of its requested changes, and we resumed enrollment in the clinical trials. The FDA may require further changes to these protocols and informed consents, which may have a material adverse effect on the timing of, and our ability to conduct, the tanespimycin and alvespimycin clinical trials.

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

•

the occurrence of adverse medical events, including death, during a clinical trial, even if caused by the advanced status of patients’ disease or medical problems that are not related to our product candidates;

•	inconclusive or negative results from a clinical trial;

•	competing clinical trials in the same or similar indication;

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

Our product candidates and the activities associated with their development, manufacture and commercialization are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States, and by comparable authorities in other countries. Our products may not be commercialized unless and until our partners or we obtain regulatory approval from the FDA or foreign governmental authorities to do so. The process of obtaining regulatory approvals is expensive, often takes many years, if approval is obtained at all, and can vary substantially based upon the type, complexity, novelty, safety and efficacy of the product candidates involved. We have not received regulatory approval to market any of our product candidates in any jurisdiction and, although our personnel have experience from working at other companies, we as a company have no experience in preparing and filing the applications necessary to gain regulatory approvals to commercialize our products. This lack of experience may impede our ability to obtain FDA or other foreign regulatory approvals to commercialize our products in a timely manner, if at all.

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

The FDA and other regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical, clinical

KOSAN BIOSCIENCES

or other studies or modifications to the manufacturing processes or facilities or quality control procedures for our product candidates. For example, we plan to commence during 2007 late-stage clinical trials of tanespimycin, and, if the results are favorable, we believe these clinical trials will support the filing of an NDA with the FDA for the treatment of multiple myeloma. However, the FDA or other regulatory authorities may require additional data prior to accepting or approving an application for marketing approval for tanespimycin or other product candidates, which would result in delays in potential FDA or other regulatory authority approval and additional costs, either of which may be too significant to continue development of tanespimycin or other product candidates. This risk is further compounded by any changes during development of a product candidate, such as changes in manufacturing processes, formulations or dosing regimens.

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

We do not know whether clinical trials for our product candidates will demonstrate safety and efficacy sufficient to obtain the requisite regulatory approvals or will result in marketable products. Our or our partners’ failure to adequately demonstrate the safety and efficacy of our products under development will prevent receipt of FDA and foreign approvals and, ultimately, commercialization of our products.

We rely on third parties to conduct our clinical trials, and those third parties may not perform satisfactorily.

We do not have the ability to independently conduct clinical trials for our products, and we rely on third parties such as contract research organizations, laboratory testing companies, medical institutions and clinical investigators to perform this function. We also rely on Roche to conduct certain clinical trials for KOS-1584, Pfizer to conduct all clinical trials for our motilin agonist program, including KOS-2187, and the NCI to conduct certain clinical trials for tanespimycin and alvespimycin. We may rely on future partners to conduct clinical trials for our product candidates. If any of these third parties do not successfully carry out their obligations or meet expected deadlines, clinical trials may be extended, delayed, suspended or terminated, data generated from clinical trials may not be acceptable to the FDA or other regulatory authorities and our product candidates may not receive regulatory approval or be successfully commercialized.

We may not be able to obtain or maintain orphan drug exclusivity for our product candidates.

Some jurisdictions, including Europe and the United States, may designate drugs for relatively small patient populations as orphan drugs. The FDA and the European Medicines Agency have granted orphan drug status to tanespimycin for the treatment of multiple myeloma and chronic myelogenous leukemia. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process, but does make the product eligible for orphan drug exclusivity and, in the United States, specific tax credits. Generally, if a company receives the first marketing approval for a product with an orphan drug designation in the clinical indication for which it has such designation, the product is entitled to orphan drug exclusivity. Orphan drug exclusivity means that another application to market the same drug for the same indication may not be approved, except in limited circumstances, for a period of up to ten years in Europe (reviewable after six years), and for a period of seven years in the United States. This exclusivity, however, could block the approval of tanespimycin for the treatment of multiple myeloma or chronic myelogenous leukemia in the United States or Europe if a competitor obtains approval before us of a product containing tanespimycin for these specific indications. Even if we obtain orphan drug exclusivity for any of our product candidates, we may not be able to maintain it. For example, if a competitive product is shown to be clinically superior to our product, any orphan drug exclusivity we have obtained will not block the approval of such competitive product.

Even if any of our product candidates receives regulatory approval, we may still face significant development and regulatory difficulties.

Even if the FDA or other regulatory authorities approves a product candidate, the approval may impose significant restrictions on the indicated uses, conditions for use, labeling, advertising, promotion, marketing and/or production of such product, and may impose ongoing requirements for post-approval studies, including additional research and development and clinical trials. In addition, regulatory agencies subject a product, its manufacturer and the manufacturer’s facilities to continual review and periodic inspections. If a regulatory agency discovers previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, our partners or us, including requiring withdrawal of the product from the market.

If our partners, any of our product candidates that become approved for marketing by a regulatory authority or we fail to comply with applicable regulatory requirements, a regulatory authority may take various actions, including:

•	issuing warning letters;

•	imposing civil or criminal penalties;

•	suspending regulatory approval;

•	refusing to approve pending applications or supplements to approved applications filed by us or our partners;

•	imposing restrictions on operations, including costly new manufacturing requirements; or

•	seizing or detaining products or requiring a product recall.

Any inability to protect our proprietary technologies could significantly harm our business and ability to successfully commercialize product candidates.

Our commercial success will depend in part on our ability to obtain patents and maintain adequate protection of other intellectual property for our technologies and product candidates in the United States and other countries and prevent others from infringing our proprietary rights. If we are unable to adequately protect our intellectual property, competitors may be able to use our technologies and erode or negate any competitive advantage we may have. Intellectual property laws vary from country to country, and the laws of a particular country may afford less intellectual property protection than another country.

Any patents that we or our partners own or license from third parties may not provide protection against competitors. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies and products are covered by valid and enforceable patents or are effectively maintained as trade secrets. However, our patent positions, as well as the patent positions of biotechnology companies and other third parties, involve complex legal and factual questions, and, therefore, we cannot predict with certainty whether our patent applications will be allowed or any resulting patents will be valid and enforceable. Further, our patents or patent applications or those of our licensors could be placed into interference, and we may lose our rights in such patents or applications. Patents may be challenged, even by our partners, held unenforceable, invalidated or circumvented. Certain of our current exclusive license agreements restrict, and any future exclusive license agreements may restrict, our rights under patents and patent applications to certain fields of use, and therefore, we may not have the ability to prevent competitors from developing and commercializing our product candidates or technologies in fields of use not covered by our exclusive license agreements.

KOSAN BIOSCIENCES

The degree of future protection for our proprietary rights is uncertain, and we cannot ensure that:

•	we or our licensors were the first to make the inventions covered by each of our patents or pending patent applications;

•	we or our licensors were the first to file patent applications for these inventions;

•	others will not independently develop similar or alternative technologies or duplicate any of our technologies;

•	any of our or our licensors’ or partners’ pending patent applications will result in issued patents;

•	any of our or our licensors’ or partners’ patents will be valid or enforceable;

•

any patents issued to us or our licensors or collaborators will provide a basis for commercially viable products, will provide us with any competitive advantages or will not be challenged by third parties;

•	we will develop additional proprietary technologies that are patentable; or

•	the patents of others will not have an adverse effect on our business.

We apply for patents covering our technologies, product candidates, formulations and uses thereof, as we deem appropriate. However, we may fail to apply for patents on important technologies or products in a timely fashion or at all. Our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products and technologies. For example, tanespimycin, the active pharmaceutical ingredient in the most advanced product candidate in our Hsp90 inhibitor program, was originally disclosed in a now-expired third party patent. Consequently, others can develop products containing tanespimycin. We are aware of at least three other companies that have been developing product candidates containing or based on tanespimycin, and these companies have filed patent applications relating to their products in development. Other competitors may currently be developing, or may in the future develop, products containing or based on tanespimycin. In addition, we generally are unable to control the patent prosecution of technology that we license from others to the same degree as we would for our own technology. Further, some of our patents and patent applications for our motilide program have been assigned to Pfizer, and additional patents and patent applications may in the future be assigned to Pfizer or other current or future partners. We generally are unable to control the filing, prosecution and maintenance of patent rights that we assign to partners to the same degree as we would if we maintained ownership of them.

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

Interference, opposition or similar proceedings relating to our patents and patent applications are costly, and an unfavorable outcome could prevent us from commercializing our product candidates.

We are aware of a significant number of patents and patent applications relating to aspects of our technologies and compounds filed by, and issued to, other parties. Others have filed patent applications or have been granted patents claiming inventions also claimed or licensed by us, and we may have to participate in an interference or other proceeding before a patent agency or court to determine priority of invention or which party was first to invent and, thus, has the right to a patent for these inventions. We believe one or more interferences may be declared between patents and applications we own or have exclusively licensed and patents and applications owned by Abbott Laboratories or Biotica Technologies Ltd. relating to erythromycin polyketide synthase, or PKS, genes, methods for altering PKS genes, and erythromycin analogs. In April 2005, a hearing was held at the European Patent Office to address an opposition filed by Biotica to one of our exclusively licensed patents related to the recombinant production of polyketides. The European Patent Office maintained, or upheld, the patent, but with narrowing amendments. Both parties have filed an appeal. We believe an interference may also be declared between patents and applications we have exclusively licensed from two parties covering KOS-1584.

A proceeding or a lawsuit involving an interference or opposition could result in substantial cost to us even if the outcome is favorable, and if the outcome is unfavorable, we could be required to license the other party’s rights, on terms that may be unfavorable to us, or cease using the technology. An interference or opposition may also result in loss of claims based on patentability grounds raised in the interference or opposition. Although patent and intellectual property disputes in the biotechnology area are often settled through licensing or similar arrangements, costs associated with these arrangements may be substantial and could include ongoing royalties. Furthermore, we cannot be certain that a license would be available to us on satisfactory terms, if at all. Companies and others developing products that could compete with our product candidates, such as Novartis AG in the area of potential epothilone products, may be particularly unwilling to grant us a license at any price. If we are not able to obtain necessary licenses, we may not be able to manufacture or commercialize our product candidates, which would materially harm our business, financial condition and results of operations.

Claims by third parties of intellectual property infringement would require us to spend time and money and could deprive us of valuable rights needed to develop or commercialize our products.

Our commercial success depends significantly on not infringing the patents and proprietary rights of other parties and not breaching any licenses that we have entered into with regard to our technologies and products. Other parties may currently or in the future possess intellectual property rights covering product candidates that we or our partners are developing or desire to develop; methods of treatment or administration involving our product candidates; formulations of our product candidates; and genes, gene fragments, cell lines, compounds and other technologies we use or may wish to use. Any infringement of patent rights or violation of other proprietary rights may require us to obtain a license from another party, forego product development or commercialization or face lawsuits or other claims.

The biotechnology industry is characterized by extensive litigation regarding patents and other intellectual property rights. We are aware of patents and published patent applications that, if valid, and if we are unsuccessful in circumventing or acquiring the rights to these patents, may block our ability to commercialize products based on the product candidates that we are developing or pursue our PKS gene manipulation and production technologies. We cannot be sure that other parties have not filed for or obtained relevant patents that could affect our ability to obtain patents or operate our business. Others, including our partners, may challenge our patent or other intellectual property rights or sue us for patent infringement, misappropriation of their intellectual property rights or breach of license agreements. We may be required to commence legal proceedings to resolve our patent or other intellectual property rights. An adverse determination in any litigation or administrative proceeding to which we may become a party could subject us to significant liabilities, result in our patents being deemed invalid, unenforceable or revoked, require us to license disputed rights from others or to cease using the disputed technology. In addition, our involvement in any of these proceedings may cause us to incur substantial costs and result in diversion of management and technical personnel.

KOSAN BIOSCIENCES

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

We currently use contract manufacturers to make tanespimycin and alvespimycin active pharmaceutical ingredients and to formulate the final drug products. The NCI formulates the final drug product for alvespimycin and the formulation of tanespimycin being studied by it under our cooperative research and development agreements, or CRADAs. We maintain a limited inventory of tanespimycin and alvespimycin drug product at our facilities in Hayward, California, and we also maintain a limited inventory at the facilities of an outside contractor. The NCI is not obligated to maintain an inventory of either the active pharmaceutical ingredient or formulated drug product for alvespimycin or the formulation of tanespimycin being studied by the NCI under our CRADA. In our epothilone program, we rely on contract manufacturers for the active pharmaceutical ingredient for KOS-1584. Drug product for KOS-1584 is formulated at our facilities and by an outside contractor. We maintain limited inventories of formulated drug product for KOS-1584 at our facilities in Hayward, California and at the facilities of an outside contractor.

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

A number of factors could cause prolonged interruptions in the manufacturing and supply of our product candidates, including:

•	the failure of a supplier to provide raw materials or intermediates used for manufacture of our product candidates;

•	equipment malfunctions or failures;

•	the failure to manufacture in accordance with current good manufacturing practices, FDA or other regulatory requirements;

•	the delay of product shipments due to U.S. custom regulations or third-party carriers used to transport our product candidates, and damage to our product candidates while they are in transit;

•	changes in FDA or other regulatory authority requirements or standards that require modifications to the manufacturing processes or facilities used in the production of our product candidates;

•	action by the FDA or other regulatory authorities to suspend production of one or more of our product candidates; or

•	difficulties in scaling-up production of our product candidates for large clinical trials or commercial supply.

While our manufacturing personnel have extensive experience from working at other companies, we as a company have no experience manufacturing products for commercial sale. We may encounter difficulties in scaling-up our manufacturing processes and equipment. We may not be able to achieve such scale-up in a timely manner or at a commercially reasonable cost, if at all. In addition, our facilities in Hayward, California are located within the San Francisco Bay Area, an area where earthquakes periodically occur. They are also located in a designated flood zone. Our access to any raw materials, intermediates, active pharmaceutical ingredients or formulated drug product for our product candidates sourced or inventoried through our facilities in Hayward, California may be subject to interruption, damage or loss in the event of an earthquake or flood.

As discussed above, we rely upon outside contractors to manufacture and supply to us raw materials, intermediates, active pharmaceutical ingredients and formulated drug product for our product candidates. Our dependence upon others for the manufacture of our product candidates and their components may adversely affect our ability to continue clinical development of our product candidates in a timely manner and may adversely affect any future profit margins and our ability to commercialize any products that we may develop on a timely and competitive basis. Dependence on contract manufacturers involves a number of additional risks, many of which are outside of our control, including:

•	failure of a contract manufacturer to manufacture products to our specifications or to deliver products in the quantities, timeframe or manner that we require;

•	a decision by the FDA or other regulatory authorities not to approve our use of a particular contract manufacturer to supply our products;

•	intellectual property rights to any improvements in a manufacturing process or new manufacturing processes being owned by or shared with a contract manufacturer;

•	termination of an agreement with a contract manufacturer or increased prices charged by a contract manufacturer; or

•	a contract manufacturer declaring bankruptcy or otherwise going out of business.

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

KOSAN BIOSCIENCES

We face intense competition from pharmaceutical companies, biotechnology companies and academic groups.

We face, and will continue to face, intense competition from organizations such as biotechnology and pharmaceutical companies, as well as academic and research institutions and government agencies, that are pursuing competing technologies and products. These organizations may develop or currently possess technologies or products that are superior alternatives to ours. For example, companies with competing Hsp90 inhibitors include Biogen Idec Inc., which has initiated Phase 1 clinical trials in solid tumors with its intravenous formulation of tanespimycin and its oral synthetic Hsp90 inhibitor and has announced that it expects to initiate Phase 2 clinical trials in 2007; Infinity Pharmaceuticals, which has initiated a Phase 1/2 clinical trial of its intravenous Hsp90 inhibitor in non-small cell lung cancer and a Phase 1 clinical trial in gastrointestinal stromal tumors and has an oral formulation in preclinical development in collaboration with MedImmune, Inc.; Abraxis BioScience, Inc., which has a nanoparticle formulation of tanespimycin in preclinical development; Vernalis plc, which has announced that it has selected an intravenous and an oral Hsp90 inhibitor preclinical development candidate in collaboration with Novartis AG and expects to initiate Phase 1 clinical trials in mid-2007; Serenex, Inc., which has announced plans to file an IND for its oral Hsp90 inhibitor in the first quarter of 2007; and Synta Pharmaceuticals Corp., which announced plans to file an IND for its Hsp90 inhibitor in the first half of 2007, as well as other companies reported to be pursuing Hsp90 inhibitors. Competing epothilones in clinical development include those being developed by BMS, which is reported to be in Phase 3 clinical trials; Novartis AG, which is reported to be in Phase 3 clinical trials; and Schering AG, which is reported to be in Phase 2 clinical trials. Gastrointestinal motility competitors include Chugai Pharmaceuticals, whose motilide agonist is reported to be in Phase 2 clinical trials. Thus, it is possible that, even if we are successful in developing any of our product candidates, one or more compounds of our competitors will be approved and marketed before our own. This could place our partners and us at a significant disadvantage and could prevent us from realizing significant commercial benefit from such compounds. Further, our competitors in the polyketide gene-engineering field may be more effective at implementing their technologies to develop commercial products or may hold or develop patents or other proprietary rights that may prevent us from practicing our technologies and pursuing our programs.

We also face and will continue to face intense competition from other companies for partnering arrangements with pharmaceutical and biotechnology companies, for establishing relationships with academic and research institutions and for licenses to additional technologies. These competitors, either alone or with their collaborative partners, may succeed in developing technologies or products that are superior to ours.

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

We believe that our ability to successfully compete will depend on, among other things:

•	our ability to develop novel product candidates with attractive pharmaceutical properties and to secure and protect intellectual property rights based on our innovations;

•	the efficacy and safety of our product candidates;

•	the speed at which we and our partners develop our product candidates;

•	our and our partners’ ability to design and successfully execute appropriate clinical trials;

•	our and our partners’ ability to obtain regulatory approvals to market our product candidates and the timing and scope of any regulatory approvals;

•	our and our partners’ ability to manufacture commercial quantities and sell any product candidates that are approved for marketing;

•	acceptance of future products by physicians and other healthcare providers; and

•	the development of effective pricing and reimbursement strategies.

If we face product liability claims, these claims will divert our management’s time and we will incur litigation costs, and if we are held liable, our business, financial condition and results of operation may be materially harmed.

We face an inherent business risk of liability claims in the event that the use of our potential products in clinical trials or otherwise, or any other products manufactured in our facility, results in personal injury or death. Even though we have obtained product liability insurance, it may not be sufficient to cover claims that may be made against us. Product liability insurance is expensive, difficult to obtain and may not be available on acceptable terms, if at all. Any claims against us, regardless of their merit, could materially and adversely affect our business, financial condition and results of operation, because litigation related to these claims would strain our financial resources in addition to consuming the time and attention of our management. If we are sued for any injuries caused by our products or products manufactured at our facility, our liability could exceed our total assets.

We use hazardous chemicals and radioactive and biological materials in our business. Any claims relating to improper handling, storage or disposal of these materials could be time consuming and costly.

Our research and development processes involve the controlled use of hazardous materials, including hazardous chemicals and radioactive and biological materials. Some of these materials may be novel, including bacteria with novel properties and bacteria that produce biologically active compounds. Our operations also produce hazardous waste products. We cannot eliminate the risk of accidental contamination or discharge and any resultant injury from these materials. Federal, state and local laws and regulations govern the use, manufacture, storage, handling, shipment and disposal of these materials. We could be subject to civil damages in the event of an improper or unauthorized release of, or exposure of individuals to, hazardous materials. In addition, we could be sued for injury or contamination that results from our use or the use by third parties or our partners of these materials, and our liability may exceed our insurance coverage and total assets. Compliance with environmental laws and regulations may be expensive, and current or future environmental regulations may impair our research, development or commercialization efforts. In the event we do not comply with any of these laws or regulations, we may incur significant fines, our governmental licenses or permits may be revoked or we may face additional penalties, any of which could harm our business.

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

KOSAN BIOSCIENCES

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

The trading price of our common stock has been, and is likely to continue to be, highly volatile. During the period from January 1, 2006 through December 31, 2006, our common stock traded between $2.88 and $6.19 on the Nasdaq Global Market. The trading price of our common stock could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

•	delay or failure in initiating, conducting, completing or analyzing clinical trials or unsatisfactory design of or data from these trials by our collaborators or us;

•	announcements of data from clinical trials, new partnering arrangements or other developments that do not meet the expectations of analysts, investors or other third parties;

•	developments in clinical trials for potentially competitive product candidates;

•	changes in the United States or foreign health care systems or regulations;

•	regulatory approvals for competitive product candidates or delays or failures by our partners or us in obtaining regulatory approvals for our product candidates;

•	new products or services introduced or announced by us or our competitors;

•	announcements of technological developments in research by us or our competitors;

•	published reports by securities analysts;

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

In addition, the stock market in general, and the Nasdaq Global Market and the market for biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted against that company. If this type of litigation were instituted against us, we would be faced with substantial costs and management’s attention and resources would be diverted, which could in turn seriously harm our business, financial condition and results of operations.

We expect that our quarterly and annual results of operations will fluctuate, and this fluctuation could cause our stock price to decline, creating investor losses.

Our quarterly and annual operating results have fluctuated in the past and are likely to do so in the future. These fluctuations could cause our stock price to fluctuate significantly or decline. Some of the factors that could cause our operating results to fluctuate include:

•	expiration or termination of partnering arrangements, which may not be renewed or replaced;

•	the success rate of our or our partners’ efforts leading to milestone payments and royalties under our partnering arrangements with Roche or Pfizer or any future collaboration or license agreements;

•	the progress of our product candidates in clinical trials, and therefore, the timing of expenses for those clinical trials;

•	the timing and willingness of partners to develop and commercialize our products;

•	general and industry specific economic conditions, which may affect our partners’ research and development expenditures; and

•	costs and expenses related to any litigation or administrative proceedings in which we may be involved.

If our revenues decline or do not grow due to expiration, termination or amendment of current or future collaboration agreements or licenses, failure to obtain new contracts or other factors, we may not be able to reduce our operating expenses correspondingly. In addition, we expect operating expenses to continue to increase. Failure to achieve anticipated levels of revenues could therefore significantly harm our operating results for a particular fiscal period.

Due to the possibility of fluctuations in our revenues and expenses, we believe that quarter-to-quarter or year-to-year comparisons of our operating results are not a good indication of our future performance. Our operating results in some quarters or years may not meet the expectations of stock market analysts and investors. In that case, our stock price may decline.

Changes in the accounting treatment of stock options will continue to adversely affect our results of operations.

We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), or SFAS 123R, on January 1, 2006, under which we are required to record additional compensation expense related to stock options and other share-based payments in 2006 and beyond. This statement had no impact on our financial position; however, it negatively impacted and will continue to have a negative impact on our earnings and reported results of operations compared to the results we have reported under prior accounting standards on stock options and other share-based payments.

KOSAN BIOSCIENCES

If we are unable to favorably assess the effectiveness of internal controls over financial reporting, or if our independent auditors are unable to provide an unqualified attestation report on our assessment, our stock price could be adversely affected.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, on an annual basis, our management is required to report on, and our independent auditors to attest to, the effectiveness of our internal controls over financial reporting. The rules governing the standards that must be met for management to make its annual assessment are complex and require significant documentation and testing. While our internal controls over financial reporting were deemed effective by both our management and our independent auditors as of December 31, 2006, there may be changes in our systems, processes or operations that will affect the effectiveness of internal controls in the future. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our future assessments of internal controls may continue to result in increased expenses and the devotion of significant management resources. If we cannot favorably assess the effectiveness of our internal controls over financial reporting in the future, or if our independent auditors are unable to provide an unqualified attestation report on our assessment, investor confidence and our stock price could be adversely affected.

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

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

KOSAN BIOSCIENCES

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant’s Common Equity

Our common stock trades on the Nasdaq Global Market under the symbol “KOSN.” The following table shows the high and low sales prices per share of our common stock as reported on the Nasdaq Global Market for the periods indicated:

2006	High	Low	2005	High	Low
Fourth Quarter	$5.68	$3.70	Fourth Quarter	$8.10	$4.20
Third Quarter	$5.00	$2.88	Third Quarter	$9.77	$5.17
Second Quarter	$5.93	$3.65	Second Quarter	$5.99	$3.96
First Quarter	$6.19	$4.43	First Quarter	$7.56	$3.96

As of February 28, 2007, there were approximately 80 record holders of our common stock.

Dividend Policy

We have never declared or paid dividends on our capital stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

On July 19, 2006, we entered into a Committed Equity Financing Facility, or CEFF, with Kingsbridge Capital Limited, an unaffiliated purchaser, as described under Note 9 to the Financial Statements included with this Annual Report on Form 10-K. In connection with the CEFF, in October 2006, we received $3.0 million in gross proceeds for the sale of 770,351 shares of our common stock to Kingsbridge. We relied on the exemption from registration contained in Section 4(2) of the Securities Act, and Regulation D, Rule 506 thereunder, for the issuance of these shares to Kingsbridge.

KOSAN BIOSCIENCES

Performance Graph

The following graph shows the total stockholder return of an investment of $100 in cash on December 31, 2001 through December 29, 2006, the last date of trading of the 2006 fiscal year, for (i) the our common stock, (ii) the Nasdaq Stock Market (U.S.) Index and (iii) the Nasdaq Pharmaceutical Index. All values assume reinvestment of the full amount of all dividends.

COMPARISON OF QUARTERLY CUMULATIVE RETURN

FOR KOSAN BIOSCIENCES INCORPORATED,

THE NASDAQ STOCK MARKET (U.S.) INDEX

AND THE NASDAQ PHARMACEUTICAL INDEX(1)

(1)	The material in this report is not “soliciting material,” is not deemed “filed” with the Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act or Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation by reference language contained in such filing.

KOSAN BIOSCIENCES

ITEM 6. SELECTED FINANCIAL DATA

The statement of operations data for each of the years ended December 31, 2006, 2005 and 2004, and the balance sheet data as of December 31, 2006 and 2005, have been derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. We have derived the statement of operations data for the years ended December 31, 2003 and 2002, and the balance sheet data as of December 31, 2004, 2003 and 2002 from our audited financial statements that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of results to be expected for any future period. The data presented below have been derived from financial statements that have been prepared in accordance with accounting principles generally accepted in the United States and should be read with our financial statements, including the notes, and with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

(in thousands, except per share data)
	Year Ended December 31,
	2006 (2)	2005	2004	2003	2002
STATEMENT OF OPERATIONS DATA:
Contract revenue	$13,105	$11,916	$20,493	$28,482	$7,269
Grant revenue	401	1,494	2,399	2,907	2,334

Total revenues	13,506	13,410	22,892	31,389	9,603
Operating expenses (1):
Research and development	37,179	38,400	40,175	36,789	28,378
General and administrative	7,823	6,038	5,934	5,137	4,932

Total operating expenses	45,002	44,438	46,109	41,926	33,310

Loss from operations	(31,496)	(31,028)	(23,217)	(10,537)	(23,707)
Interest and other income, net	2,027	1,391	1,091	869	2,843

Net loss	$(29,469)	$(29,637)	$(22,126)	$(9,668)	$(20,864)

Basic and diluted net loss per common share	$(0.88)	$(1.01)	$(0.77)	$(0.38)	$(0.84)

Shares used in computing basic and diluted net loss per common share	33,394	29,227	28,913	25,567	24,906
(1) Includes non-cash charges for stock-based compensation as follows:
Research and development	$1,419	$224	$594	$695	$2,782
General and administrative	1,046	131	163	232	656

	$2,465	$355	$757	$927	$3,438

(2)	Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) or SFAS 123R, “Share-Based Payment,” using the modified prospective transition method and therefore have not restated prior periods’ results. See Note 3 to the financial statements.

(in thousands, except per share data)
	Year Ended December 31,
	2006	2005	2004	2003	2002
BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments	$63,138	$54,177	$67,560	$81,459	$53,451
Working capital	42,262	44,458	60,276	75,773	48,748
Restricted cash	949	949	949	904	904
Long-term investments	—	—	14,884	22,936	26,183
Total assets	71,187	65,997	96,613	123,189	91,590
Deferred revenue, current portion	13,992	3,277	3,277	5,625	2,500
Deferred revenue, less current portion	5,599	8,876	12,153	15,234	9,271
Equipment loans, less current portion	899	1,785	2,283	2,701	1,796
Accumulated deficit	(160,306)	(130,837)	(101,200)	(79,074)	(69,406)
Stockholders’ equity	41,754	41,106	69,186	89,452	70,840

KOSAN BIOSCIENCES

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read with “Selected Financial Data” and our financial statements and notes included elsewhere in this Annual Report on Form 10-K. The discussion in this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Annual Report on Form 10-K should be read as applying to all related forward-looking statements wherever they appear in this Annual Report on Form 10-K. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to these differences include those discussed in Item 1A. “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a cancer therapeutics company focused on advancing two new classes of anticancer agents through clinical development: Hsp90 inhibitors and epothilones. The following is the status of our product candidates.

Hsp90 Inhibitors

Tanespimycin

Our proprietary formulations of tanespimycin are in Phase 1 and 2 clinical trials, primarily for multiple myeloma in combination with Velcade, for HER2-positive metastatic breast cancer in combination with Herceptin and as monotherapy for melanoma. In mid-2007, we expect to present data from a Phase 1b clinical trial of tanespimycin in multiple myeloma in combination with Velcade and a Phase 2 clinical trial of tanespimycin in metastatic melanoma. We intend to initiate our Tanespimycin in Myeloma Evaluation, or “TIME”, clinical program for tanespimycin in the first half of 2007. The TIME program includes TIME-1, a Phase 3 pivotal study of tanespimycin in combination with Velcade in first-relapse patients with multiple myeloma, and TIME-2, a Phase 2/3 study of tanespimycin in combination with Velcade in patients with relapsed refractory multiple myeloma.

Alvespimycin

Intravenous and oral formulations of a second-generation Hsp90 inhibitor, alvespimycin HCl, are currently in Phase 1 clinical trials. In mid-2007, we expect to present data from a Phase 1b clinical trial of intravenous alvespimycin in combination with Herceptin in patients with solid tumors as well as interim results from a Phase 1 clinical trial of oral alvespimycin in solid tumors. We intend to initiate a Phase 2 clinical trial of alvespimycin as monotherapy in patients with metastatic breast cancer in the first half of 2007 and a Phase 2/3 clinical trial investigating the combination of alvespimycin and Herceptin in patients with HER2-positive metastatic breast cancer in the second half of 2007.

Epothilones

KOS-1584 is our epothilone anticancer clinical candidate that is being evaluated in two dose-escalating Phase 1 clinical trials in patients with solid tumors. We expect to present data from our KOS-1584 Phase 1 clinical trials in mid-2007. We expect to initiate Phase 2 clinical trials with KOS-1584 in the second half of 2007.

Our epothilone program is partnered with Roche through a global development and commercialization agreement, which requires Roche to fund all of the current and anticipated KOS-1584 clinical trials.

Other Programs

We also have a motilin receptor agonist program for the stimulation of gastrointestinal movement, or GI motility. In December 2006, we established a worldwide exclusive license agreement with Pfizer for our motilin agonist program, including KOS-2187 and related compounds. Pfizer is responsible for all development, regulatory and commercial activities related to the motilin agonist program. We expect Pfizer to initiate Phase 1 clinical testing of KOS-2187 later in 2007.

We also have next-generation Hsp90 inhibitor, next-generation epothilone and nuclear export inhibitor programs for cancer that are undergoing preclinical evaluation. These programs are also based on the use of our technology to improve the structure of known polyketides and the efficiency of large-scale production.

We have incurred significant losses since our inception. As of December 31, 2006, our accumulated deficit was $160.3 million. We expect to incur additional operating losses over the next several years as we continue to advance our product candidates into and through clinical trials.

We believe that our existing cash and investment securities, anticipated cash flow from our existing collaboration with Roche and net proceeds from our offering of common stock in February 2007 will be sufficient to support our current operating plan into the first half of 2009. We expect that additional financing will be required in order to fund our operations.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities as of the date of the financial statements. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the financial statements in the period they are determined. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

We believe the following critical accounting policies and estimates, which have been reviewed by our Audit Committee, affect our more significant judgments and estimates used in the preparation of our financial statements.

Revenue Recognition

We recognize revenue when (i) persuasive evidence of an arrangement exists; (ii) delivery of the services, supplies or technology license has occurred; (iii) the price is fixed and determinable; and (iv) collectability is reasonably assured. We recognize license and other up-front fees pursuant to research and development collaboration agreements over our estimated period of continuing involvement with the research and development of the respective agreement. These estimates are reviewed on a periodic basis and updated if the underlying assumptions are modified. Any changes in these estimates will result in either an acceleration or further deferral of the related revenue recognition. Payments related to substantive performance milestones that are at risk at the initiation of an agreement are recognized upon successful completion of a performance milestone event.

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

Clinical Trial Accruals

Research and development expenditures are expensed as incurred. Our expenses related to clinical trials are based on estimates of the services received and efforts expended pursuant to contracts with multiple institutions and clinical research organizations that conduct and manage clinical trials on our behalf. The financial terms of these agreements

KOSAN BIOSCIENCES

are established prior to the initiation of the related services, thus establishing the basis of our estimates. However, these terms may be subject to amendment due to changes in the scope and length of the related clinical trial or work performed. Expenses related to clinical trials generally are accrued based on the level of patient enrollment and activity according to the protocol. We monitor patient enrollment levels and related activity and adjust our estimates accordingly. All estimates may differ significantly from the actual amounts subsequently invoiced. No adjustments for material changes in estimates have been recognized in any period presented.

Stock-Based Compensation

Effective January 1, 2006, we adopted the fair value expense recognition provisions of SFAS 123R, using the modified prospective transition method and therefore we did not restate prior periods’ results. Under this transition method, stock-based compensation expense beginning January 1, 2006 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all stock-based payment awards granted after December 31, 2005 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. We recognize these compensation costs, net of an expected forfeiture rate, on a graded-vesting basis over the requisite service period of the award, which is generally the option vesting term of one or four years.

We use the Black-Scholes model to value stock-based compensation expense. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. Expected term is based on the simplified method allowed under the provisions of Staff Accounting Bulletin No. 107 and may only be applied through December 31, 2007. The risk-free interest rate is based on the U.S. Treasury zero coupon issues with an equivalent remaining term at the time of the option grant. Expected volatility is based on the historical volatility of our stock price and other factors. The assumptions used to value stock-based compensation to employees are subject to periodic adjustment. As such, changes to these assumptions in the future could be substantial.

Stock-based compensation expense for options granted to non-employees has been determined in accordance with SFAS 123 and Emerging Issues Task Force 96-18 as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. The measurement of stock-based compensation to non-employees is subject to periodic adjustment as the underlying securities vest. As such, changes to these future period measurements could be substantial should we experience significant changes in our stock price. For example, a 50% increase in the price of our stock, from that of December 31, 2006, would translate into an approximately 70% increase in our expense for options granted as of December 31, 2006.

Impairment of Investments

We recognize an impairment charge when the decline in the estimated fair value of a marketable security below the amortized cost is determined to be other-than-temporary. We consider various factors in determining whether to recognize an impairment charge, including the duration of time and the severity to which the fair value has been less than its amortized cost, any adverse changes in the investees’ financial condition and associated downgrades to credit ratings and our intent and ability to hold the marketable security for a period of time sufficient to allow for any anticipated recovery in market value. For the years ended December 31, 2006, 2005 and 2004, we did not recognize an impairment charge related to our investment securities.

Income Taxes

Since inception, we have recognized income taxes under the liability method. Deferred income taxes are recognized for differences between the financial statement and tax basis of assets and liabilities at enacted statutory rates in effect for years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. We record a valuation allowance to reduce deferred income tax assets to an amount that is more likely than not to be realized. Due to our lack of earnings history, our total deferred tax assets have been fully offset by a valuation allowance.

Results of Operations

Revenues

(in thousands except percentages)
	Year Ended December 31,			Annual Percent Change
	2006	2005	2004	2006/2005	2005/2004

Contract revenue	$13,105	$11,916	$20,493	10%	(42)%
Grant revenue	401	1,494	2,399	(73)%	(38)%

Total revenues	$13,506	$13,410	$22,892	1%	(41)%

Revenues for the years ended December 31, 2006, 2005 and 2004 were approximately $13.5 million, $13.4 million and $22.9 million, respectively, of which $2.0 million was related to a non-recurring milestone earned in 2006. Revenues in 2006 consisted primarily of contract revenue recognized under our agreements with Roche and Pfizer. Revenues in 2005 and 2004 consisted primarily of contract revenue recognized under our agreement with Roche and funded research related to government grant awards.

The increase in revenues of approximately 1%, or $0.1 million, in 2006 compared to 2005 was the result of the following:

•	approximately $1.8 million in contract revenue from Pfizer, reflecting the amortization of the $12.5 million up-front payment received in December 2006;

•

approximately $0.6 million in lower contract revenue from Roche, reflecting a decrease in KOS-862 development activities due the conclusion of certain clinical trials, partially offset by the $2.0 million non-recurring milestone in connection with our March 2006 letter agreement with Roche; and

•	approximately $1.1 million in decreased grant revenue due to fewer grant awards in 2006.

The decrease in revenues of approximately 41%, or $9.5 million, in 2005 compared to 2004 was the result of the following:

•

approximately $6.5 million in lower funding, reflecting a decrease in KOS-1584 research and preclinical expenses due to the completion of IND-enabling studies in 2004, lower reimbursement for KOS-862 production-related activities due to the previous manufacture of sufficient clinical supply for anticipated clinical trials through 2005 and lower clinical trial reimbursement associated with the conclusion of certain KOS-862 Phase 1 clinical trials and the KOS-862 Phase 2 clinical trial in non-small cell lung cancer;

•	approximately $2.2 million in decreased amortization of the $25.0 million up-front fee from Roche due to the increase in the estimated clinical development period in December 2004; and

•	approximately $0.9 million in decreased grant revenue due to the timing of effort spent on government grants and a lower number of grant awards in 2005.

In February 2007, Roche and we jointly made a decision to advance KOS-1584 into later stage clinical trials. We expect that our contract revenues from Roche will increase over the next several quarters as Phase 2 clinical trials

KOSAN BIOSCIENCES

are initiated with KOS-1584. This increase is expected to be partially offset by a decrease in the amortization of the $25.0 million up-front fee from Roche due to the increase in the estimated clinical development period. If we do not maintain our agreement with Roche, our revenues will significantly decrease unless we enter into additional collaborations that provide substantial new revenues. We expect that the unamortized portion of the up-front fee from Pfizer will be recognized in the first quarter of 2007. We do not expect our grant revenue to continue in 2007 due to changes in Small Business Administration rules that make most public companies ineligible for small business grants.

Research and Development Expenses

For the years ended December 31, 2006, 2005 and 2004, our research and development expenses were approximately $37.2 million, $38.4 million, and $40.2 million, respectively. Our research and development activities consist primarily of salaries and other personnel-related expenses, clinical trial-related services performed by clinical research organizations and research institutions and other outside service providers, licensing-related expenses, lab consumables and facility-related expenses. We group these activities into two major categories: “research and preclinical” and “clinical development.” We are unable to estimate the nature, timing or costs to complete our major research and development projects, or when material net cash inflows to us could be expected to commence, if ever, due to the numerous risks and uncertainties associated with developing pharmaceutical products. These risks and uncertainties are fully discussed in this Annual Report under Part I, Item 1A. “Risk Factors.”

The costs associated with research and preclinical and clinical development activities approximated the following:

(In thousands, except for percentages)
	Year Ended December 31,			Annual Percent Change		Inception – December 31, 2006
	2006	2005	2004	2006/2005	2005/2004
Clinical development
Epothilones	$7,627	$11,170	$12,101	(32)%	(8)%	$57,168
Hsp90 inhibitors	16,680	9,616	5,432	73%	77%	31,754

Total clinical development	24,307	20,786	17,533	17%	19%	88,922
Research and preclinical (1)	12,872	17,614	22,642	(27)%	(22)%	151,133

Total research and development	$37,179	$38,400	$40,175	(3)%	(4)%	$240,055

(1)	“Research and preclinical” constitutes research and development costs for our early stage programs in the areas of cancer, gastrointestinal motility and technology development in 2006, 2005 and 2004 and infectious disease in 2005 and 2004. Expenses for the years ended December 31, 2006, 2005 and 2004 include allocated personnel-related expenses of approximately $6.1 million, $8.2 million and $9.4 million, allocated facility-related expenses of approximately $3.9 million, $5.5 million and $6.3 million and allocated lab consumables of $0.5 million, $1.2 million and $1.6 million, respectively. Expenses for the period from inception through December 31, 2006 include allocated personnel-related expenses of approximately $74.6 million, allocated facility-related expense of approximately $37.3 million and allocated lab consumables of $10.3 million.

The decrease of 3%, or approximately $1.2 million, in research and development expenses for the year ended December 31, 2006 compared to 2005 was primarily due to the following, including the recognition of stock-based compensation expense due to the implementation of SFAS 123R:

•	approximately $4.7 million decrease in preclinical and research costs primarily related to reduced investment in certain non-oncology, early-stage research programs; offset by

•	an increase of approximately $3.5 million in clinical development primarily due to the advancement of our clinical product candidates in the Hsp90 inhibitor program.

The decrease of 4%, or approximately $1.8 million, in research and development expenses for the year ended December 31, 2005 compared to 2004 was primarily due to the following:

•	approximately $5.0 million in decreased research and preclinical costs, primarily due to advancing KOS-1584 through IND-enabling studies in the first half of 2004; and

•

approximately $0.9 million in decreased clinical development costs in our epothilone program due to non-recurring milestone payments made to a licensor in the third quarter of 2004; partially offset by

•

approximately $4.2 million in increased clinical development costs in the Hsp90 inhibitor program, including initiation of our tanespimycin Phase 2 and alvespimycin Phase 1 clinical trials, filing an IND for the oral formulation of alvespimycin and further advancement of tanespimycin through Phase 1 and Phase 1b clinical trials.

We allocate salary-driven and space-use-driven overhead expenses to research and development and to general and administrative expenses based on salaries and utilization by each respective area. Our research and development employees decreased to 62 employees in 2006 from 98 in 2005, primarily as a result of our March 2006 restructuring. We intend to initiate our TIME clinical program studying tanespimycin in multiple myeloma in the first half of 2007 and a Phase 2 clinical trial of intravenous alvespimycin as a single agent in HER2-positive metastatic breast cancer in the first half of 2007. These study initiations will result in an increase in our research and development expenses over the next several quarters. We expect that our research and development expenses will further increase over the next several quarters as Phase 2 clinical trials are initiated for KOS-1584.

Phase 1 clinical trials generally are expected to last between 12 and 18 months, Phase 2 clinical trials are expected to last between 18 and 24 months and Phase 3 clinical trials are expected to last between 24 and 42 months. The length of clinical development depends on the specific disease and patient population. For product candidates that are in preclinical development, the timing of an IND filing varies significantly and is difficult to predict and therefore not reflected in the table above.

Roche is funding all of the current KOS-862 and current and planned KOS-1584 clinical trial costs. We are responsible, at our cost, to supply tanespimycin and alvespimycin for clinical trials sponsored by the NCI under the CRADAs, and the NCI is responsible for the remainder of the costs of these trials through Phase 2. In addition, we are sponsoring other clinical trials of tanespimycin and alvespimycin at our sole expense. Our research and development expenses do not reflect the costs incurred by our partners, Roche or the NCI, associated with the clinical trials they are conducting in connection with our epothilone and Hsp90 inhibitor programs, respectively.

KOSAN BIOSCIENCES

General and Administrative Expenses

For the years ended December 31, 2006, 2005 and 2004, general and administrative expenses were approximately $7.8 million, $6.0 million, and $5.9 million, respectively.

(in thousands, except percentages)
	Year Ended December 31,			Annual Percent Change
	2006	2005	2004	2006/2005	2005/2004
General and administrative	$7,823	$6,038	$5,934	30%	2%

The increase of 30%, or approximately $1.8 million, in general and administrative expenses in 2006 compared to 2005 was primarily due to severance related payments to our former Chief Executive Officer and the recognition of stock-based compensation expense due to the implementation of SFAS 123R.

The increase of 2%, or approximately $0.1 million in general and administrative expenses in 2005 compared to 2004 was primarily due approximately $0.5 million in increased professional services expenses, primarily for legal and accounting expenses, partially offset by approximately $0.4 million in decreased employee-related expenses, primarily associated with certain management departures in the third quarter of 2004.

Our general and administrative employees decreased to 17 in 2006 from 24 in 2005, primarily as a result of our March 2006 restructuring. We expect our general and administrative expenses will increase over the next several quarters to support our operations.

Interest Income and Interest Expense

(in thousands except percentages)
	Year Ended December 31,			Annual Percent Change
	2006	2005	2004	2006/2005	2005/2004
Interest income	$2,549	$1,711	$1,434	49%	19%
Interest expense	(522)	(320)	(343)	63%	(7)%

Other income, net	$2,027	$1,391	$1,091	46%	27%

Interest Income. Interest income increased to approximately $2.5 million in 2006 from approximately $1.7 million in 2005. This increase resulted from higher returns in the current interest rate environment, partially offset by lower average investment balances in 2006 compared to 2005. Interest income increased to approximately $1.7 million in 2005 from approximately $1.4 million in 2004. This increase resulted from higher returns in a rising interest rate environment, partially offset by lower average investment balances in 2005 compared to 2004.

Interest Expense. Interest expense increased to approximately $0.5 million in 2006 from approximately $0.3 million in 2005. The increase resulted from fees associated with our Silicon Valley Bank line of credit facility, which expired in May 2006, partially offset by lower average debt balances in 2006. Interest expense of approximately $0.3 million in 2005 approximated interest expense in 2004.

Provision for Income Taxes

We incurred net operating losses in the years ended December 31, 2006, 2005 and 2004 and consequently did not pay federal or state income taxes. As of December 31, 2006, we had federal net operating loss carryforwards of approximately $112.2 million. We also had federal research and development tax credit carryforwards of approximately $3.9 million. If not utilized, the net operating losses and credit carryforwards will expire at various dates beginning in 2010 through 2026. As of December 31, 2006, we had state net operating loss carryforwards and state research and development tax credit carryforwards of approximately $92.8 million and $2.2 million, respectively. The state net operating loss carryforwards will expire at various dates from 2012 through 2016, if not utilized. The state research and development carryforwards do not expire. Use of the net operating losses and credits may be subject to a substantial annual limitation due to the change in ownership provisions of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. See Note 10 of our financial statements.

Liquidity and Capital Resources

Since inception we have financed our operations primarily through sales of our equity securities, contract payments received under our collaboration and license agreements and government grant awards, interest income and equipment financing arrangements. As of December 31, 2006, we had received approximately $178.2 million from the sales of equity securities, approximately $125.7 million from contract payments received under our corporate collaboration and license agreements and government grant awards, approximately $18.4 million from interest income and approximately $14.2 million from equipment financing arrangements. As of December 31, 2006, we had approximately $64.1 million in cash, cash equivalents, restricted cash and investments, compared to approximately $55.1 million as of December 31, 2005. In addition, in February 2007, we raised approximately $42.8 million in a registered direct public offering of our common stock, after placement agent fees, but excluding other offering expenses. Our funds are currently invested in government agency obligations and corporate obligations.

Cash used in operating activities was approximately $16.4 million in 2006, compared to approximately $27.3 million in 2005. Our net loss of approximately $29.5 million in 2006 was partially offset by non-cash expenses of approximately $4.6 million related to stock-based compensation, depreciation and amortization of property and equipment and investment premiums and discounts, and an approximately $8.5 million increase in assets and liabilities primarily due to the net effect of deferred revenue from the up-front fees from Pfizer and Roche. We do not anticipate generating cash from operating activities for the next several years. Our net loss of approximately $29.6 million in 2005 was partially offset by non-cash expenses of approximately $3.5 million related to stock-based compensation, depreciation and amortization of property and equipment and investment premiums and discounts, and by an approximately $1.1 million decrease in assets and liabilities primarily due to recognition of deferred revenue related to the up-front fee from Roche made in 2002.

Cash used in investing activities, excluding changes in our restricted cash and investments, for the year ended December 31, 2006 was approximately $1.1 million, primarily related to the purchase of additional laboratory and office equipment, compared to approximately $1.4 million in 2005. Investing activities in 2005 reflected approximately $1.1 million related to the purchase of additional laboratory and office equipment and approximately $0.3 million related to the renovation of our facilities.

Cash provided by financing activities was approximately $26.0 million for the year ended December 31, 2006, compared to approximately $0.9 million in 2005. Financing activities in 2006 included approximately $27.5 million in net proceeds from the sale of our common stock, stock option exercises and stock purchases made under our 2000 Employee Stock Purchase Plan and approximately $0.5 million of equipment debt financing, offset by approximately $1.9 million of scheduled payments on equipment loans. Financing activities in 2005 included approximately $2.0 million of equipment debt financing and $1.0 million in proceeds from the sale of our common stock through stock option exercises and stock purchases made under our 2000 Employee Stock Purchase Plan, offset by $2.1 million of scheduled payments on equipment loans.

In April 2004, we entered into a $3.5 million equipment line of credit agreement for facility improvements and capital purchases, which expires in April 2007. As of March 15, 2007, we had fully utilized the line. We currently have no intentions to renew the line.

KOSAN BIOSCIENCES

On July 19, 2006, we entered into a Committed Equity Financing Facility, or CEFF, with Kingsbridge, pursuant to which Kingsbridge committed to purchase, subject to certain conditions, up to $50.0 million of our common stock. The CEFF allows us to raise capital as required, at the time and in the amounts deemed suitable to us, through September 25, 2009. We are not obligated to sell any of the $50.0 million of common stock available under the CEFF, and there are no minimum commitments or minimum use penalties. Under the terms of the CEFF, the maximum number of shares that we may sell to Kingsbridge is 6,879,868 shares (exclusive of the shares underlying a warrant), which may limit the amount of proceeds that we are able to obtain from the CEFF. In connection with the CEFF, we issued a warrant to Kingsbridge to purchase 285,000 shares of our common stock at an exercise price of $4.94 per share. The warrant is currently exercisable and expires in 2011. In October 2006, we received $3.0 million in gross proceeds for the sale of 770,351 shares of our common stock to Kingsbridge.

On February 14, 2007, we completed a registered direct offering of 7,000,000 shares of common stock, at a price of $6.50 per share. The aggregate proceeds of the offering after placement agent fees, but excluding other offering expenses, were approximately $42.8 million.

We believe that our existing cash and investment securities, anticipated cash flow from our existing collaboration with Roche and net proceeds from our offering in February 2007 will be sufficient to support our current operating plan into the first half of 2009. We have based this estimate on assumptions that may prove to be wrong. Our future capital uses and requirements depend on numerous forward-looking factors, including those set forth in Part I, Item 1A. “Risk Factors.”

In addition, we review from time to time potential opportunities to expand our technologies or add to our portfolio of product candidates. In the future, we may need further capital in order to acquire or invest in technologies, products or businesses.

We expect that additional financing will be required in order to fund our operations. We expect to finance future cash needs through the sale of equity securities, debt financings, additional collaboration or licensing arrangements or any combination of the foregoing or other arrangements. In September 2003, we filed a registration statement on Form S-3 registering common stock which could be sold in one or more offerings up to a dollar amount of $75.0 million. In December 2003, we completed under this registration statement a registered direct public offering of 3,115,000 shares of common stock at an offering price of $9.00 per share. We received approximately $26.0 million in net proceeds after placement agent fees and other offering costs. In December 2004, we filed an additional registration statement on Form S-3 registering common stock and/or warrants which could be sold in one or more offerings up to a dollar amount of $50.0 million. In April 2006, we completed under this registration statement an underwritten offering of 5,100,000 shares of common stock at a public offering price of $5.00 per share. We received approximately $24.0 million in net proceeds after payment of underwriting discounts and commissions and other offering costs. In February 2007, we completed a registered direct offering under our registration statement originally filed in September 2003 of 7,000,000 shares of common stock, at an offering price of $6.50 per share. We received approximately $42.8 million in proceeds after payment of placement agent fees, but excluding other offering costs. We may sell in the future pursuant to the two shelf registration statements, approximately $26.0 million of our common stock, plus an additional approximately $5.2 million that we could sell under immediately effective related registration statements in connection any offering under the shelf registration statements.

We have no current commitments to offer and sell any securities that may be offered or sold pursuant to the registration statements described above. Additional financing or collaboration and licensing arrangements may not be available when needed or, if available, may not be on terms favorable to us or our stockholders. Insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs, to lose rights under existing licenses or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Insufficient funds may preclude us from meeting the conditions required for the extension of credit and may adversely affect our ability to operate as a going concern. If additional funds are obtained by issuing equity securities, substantial dilution to existing stockholders may result. In addition, see Part I, Item 1A. “Risk Factors.”

As of December 31, 2006, our obligations and commitments to make future payments under contracts, such as debt and lease agreements, were as follows:

(in thousands)
	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Equipment financing obligations	$2,378	$1,416	$916	$46	$—
Operating leases	7,635	1,679	2,251	2,293	1,412

Total contractual obligations	$10,013	$3,095	$3,167	$2,339	$1,412

Off-Balance Sheet Arrangements

As of December 31, 2006, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital for the purpose of funding our operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the value of the principal amount of the investments to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and investments in a variety of securities, which may include commercial paper, money market funds, government and non-government debt securities and investment-grade corporate obligations. Although changes in interest rates may affect the fair value of our portfolio and cause unrealized gains and losses, such gains and losses would not be realized unless the investments were sold prior to maturity. Through our money managers, we maintain risk management control systems to monitor interest rate risk. The risk management control systems use analytical techniques, including sensitivity analysis. If market interest rates were to increase by 100 basis points, or 1%, at December 31, 2006 and 2005 rates, the fair value of our portfolio on those dates would decline by approximately $0.1 million.

KOSAN BIOSCIENCES

The table below presents the principal amounts of our investments and equipment loans by expected maturity and related weighted average interest rates at December 31, 2006, which approximates fair value:

(in thousands, except interest rate information)
	2007	2008	2009	2010	2011	Total

Debt securities:
U.S. agency notes	$23,637	$—	$—	$—	$—	$23,637
Corporate bonds	3,838	—	—	—	—	3.838
Average interest rate	5.32%	—	—	—	—	5.32%
Equipment financing	1,289	628	227	44	—	2,188
Average interest rate	7.81%	8.34%	8.78%	9.08%	—	8.09%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The reports of our Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements begin on page F-1 and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of December 31, 2006, our chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective.

Management’s Annual Report on Internal Control over Financial Reporting. We are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our principal executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on our evaluation under the framework in Internal Controls – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included elsewhere herein.

Changes in Internal Controls over Financial Reporting. There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

KOSAN BIOSCIENCES

Certain information required by Part III is omitted from this Annual Report on Form 10-K since we intend to file our definitive Proxy Statement for our 2007 Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Proxy Statement”), not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included in the Proxy Statement is incorporated herein by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item concerning our executive officers and certain of the information required by this Item concerning our directors may be found under the caption “Directors and Executive Officers of the Registrant” in Item 1 of this Annual Report on Form 10-K. Additional information required by this Item with respect to our directors, including information regarding our audit committee, audit committee financial experts and procedures for the nomination of directors may be found under the section entitled “Election of Directors” appearing in the Proxy Statement, and such information is incorporated herein by reference. Information concerning compliance with Section 16(a) of the Exchange Act will be contained in our Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance”, and such information is incorporated herein by reference. Information concerning our code of ethics is contained in Item 1 of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item concerning executive compensation will be contained in our Proxy Statement under the captions “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item concerning the security ownership of certain beneficial owners and management will be contained in our Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management,” and such information is incorporated herein by reference.

The following table summarizes the securities for issuance under our equity compensation plans as of December 31, 2006, including our 1996 Stock Option Plan, 2000 Non-Employee Director Stock Option Plan, 2000 Employee Stock Purchase Plan and 2006 Equity Incentive Plan:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (1)
Equity compensation plans approved by stockholders	4,367,852	$7.16	4,230,512
Equity compensation plans not approved by stockholders	—	—	—

Total	4,367,852	$7.16	4,230,512

(1)	As of December 31, 2006, 207,500 shares of common stock remained available for future issuance under our 2000 Non-Employee Director Stock Option Plan, 63,903 shares of common stock remained available for future issuance under our 2000 Employee Stock Purchase Plan and 3,959,109 shares of common stock remained available for future issuance under our 2006 Equity Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item concerning certain relationships will be contained in our Proxy Statement under the caption “Certain Relationships and Related Transactions,” and such information is incorporated herein by reference.

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

•	all work required to be performed by Ernst & Young LLP in connection with tax preparation services.

PART IV

KOSAN BIOSCIENCES

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed or incorporated by reference as part of this Annual Report on Form 10-K:

(1)	Financial Statements:

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Balance Sheets—December 31, 2005 and 2004

Statements of Operations—Years Ended December 31, 2005, 2004, and 2003

Statement of Changes in Stockholders’ Equity—Years Ended December 31, 2005, 2004 and 2003

Statements of Cash Flows—Years Ended December 31, 2005, 2004 and 2003

Notes to Financial Statements

(2)	Financial Statement Schedules:

None

(3)	Exhibits:

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Registrant. (1)

3.2	Amended and Restated Bylaws of Registrant. (2)

4.1	Specimen Registrant’s Common Stock Certificate. (3)

4.2	Third Amended and Restated Registration Rights Agreement, dated March 30, 2000, between Registrant and certain stockholders. (3)

4.3	Registrant’s Certificate of Designation of Series A Junior Preferred Stock. (4)

4.4	Warrant for the purchase of shares of common stock, dated July 19, 2006, issued by the Registrant to Kingsbridge Capital Limited. (5)

4.5	Registration Rights Agreement, dated July 19, 2006, by and between the Registrant and Kingsbridge Capital Limited. (5)

10.1	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers. (3)

10.2	Form of Level I Change of Control and Severance Benefit Agreement. (6)*

10.3	Form of Level II Change of Control and Severance Benefit Agreement. (6)*

10.4	1996 Stock Option Plan, as amended. (3)*

10.5	2000 Employee Stock Purchase Plan and related agreements. (3)*

10.6	2000 Non-Employee Director Stock Option Plan and related agreements, as amended. (7)*

10.7	2006 Equity Incentive Plan. (8)*

10.8	Form of Stock Option Grant Notice and Stock Option Agreement under the 2006 Equity Incentive Plan. (8)*

10.9	Non-Employee Director Compensation Arrangements. (9)*

Exhibit No.		Description

10.10		Compensation Information for Certain Officers. (10)*

10.11		Summary of 2007 Executive Officer Cash Bonus Plan. (10)*

10.12	†	Research and License Agreement between Registrant and The Sloan-Kettering Institute for Cancer Research, dated August 25, 2000. (3)

10.13	†	Consent and Amendment to the License Agreement, effective as of September 16, 2002, by and between Registrant and The Sloan-Kettering Institute for Cancer Research. (11)

10.14	†	Settlement Agreement, entered into September 19, 2003, by and between Registrant and The Sloan-Kettering Institute for Cancer Research. (12)

10.15	†	Letter Agreement between Registrant and The Sloan-Kettering Institute for Cancer Research, dated May 4, 2006. (7)

10.16	†	License Agreement between Registrant and The Board of Trustees of The Leland Stanford Junior University, dated March 11, 1996. (3)

10.17	†	Amendment No. 1 to License Agreement with the Board of Trustees of The Leland Stanford Junior University, dated March 1996; Letter to Mona Wan to confirm the agreement between Registrant and the Board of Trustees of The Leland Stanford Junior University, dated September 21, 1998; and Amendment No. 3 to License Agreement, dated March 10, 2000. (3)

10.18	†	Consent and Amendment to the License Agreement, effective as of September 16, 2002, by and between Registrant and Stanford University. (11)

10.19	†	License Agreement between Registrant and President and Fellows of Harvard College, dated December 2, 1998. (3)

10.20		Employment Agreement between Registrant and Robert G. Johnson, Jr., dated September 5, 2000. (3)*

10.21		Rights Agreement, dated as of October 5, 2001, between Registrant and Mellon Investor Services, LLC. (4)

10.22		Lease Agreement, dated as of June 7, 2002, by and between EOP-Industrial Portfolio, L.L.C. and Registrant. (13)

10.23		Landlord Consent to Assignment and Assumption of Lease, dated as of June 20, 2002, by and among EOP-Industrial Portfolio, L.L.C., Aventis Pharmaceuticals, Inc. and Registrant. (13)

10.24	†	Collaborative Research, Development and Commercialization Agreement, dated as of September 19, 2002, by and among Registrant, Hoffmann-La Roche, Inc. and F. Hoffmann-La Roche Ltd. (11)

10.25		Amendment to Collaborative Research, Development and Commercialization Agreement, effective July 1, 2004, by and among Registrant, Hoffmann-La Roche Inc. and F. Hoffmann-La Roche Ltd. (14)

10.26	†	Letter agreement among Registrant, Hoffmann-La Roche Inc. and F. Hoffmann-La Roche Ltd. dated March 27, 2006. (15)

10.27		Loan and Security Agreement between the Registrant and Silicon Valley Bank dated July 15, 2005. (16)

KOSAN BIOSCIENCES

Exhibit No.		Description

10.28		First Amendment to Loan and Security Agreement between Registrant and Silicon Valley Bank dated as of February 21, 2006. (6)

10.29		Employment Agreement between Registrant and Petrus Timmermans, Ph.D. dated December 6, 2004. (6)*

10.30		Employment Agreement between Registrant and Margaret A. Horn dated December 1, 2005. (17)*

10.31		Consulting Agreement between Registrant and Susan M. Kanaya dated January 1, 2006. (6)*

10.32		Separation and Consulting Agreement between Registrant and Daniel V. Santi, M.D., Ph.D. dated March 20, 2006. (15)*

10.33		Common Stock Purchase Agreement between Registrant and Kingsbridge Capital Limited, dated July 19, 2006. (5)

10.34		Amendment No. 1 to Common Stock Purchase Agreement between Registrant and Kingsbridge Capital Limited, dated January 24, 2007.

10.35		Scientific Advisory Board Agreement between Registrant and Chaitan S. Khosla, Ph.D., dated July 19, 2006. (18)*

10.36		Employment Agreement between Registrant and Gary S. Titus dated August 7, 2006. (19)*

10.37		Employment Agreement between Registrant and Robert L. De Jager, M.D., F.A.C.P. dated October 24, 2006. (20)*

10.38	‡	Exclusive License Agreement between Registrant and Pfizer Inc. dated December 19, 2006.

23.1		Consent of Independent Registered Public Accounting Firm.

24.1		Power of Attorney (included in signature page hereto).

31.1		Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2		Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1		Certification by the Chief Executive Officer and Chief Financial Officer of Kosan Biosciences Incorporated, as required by Rule 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350). (21)

(1)	Incorporated herein by reference to an exhibit of our quarterly report on Form 10-Q for the period ended June 30, 2001.
(2)	Incorporated herein by reference to an exhibit of our quarterly report on Form 10-Q for the period ended June 30, 2003.
(3)	Incorporated herein by reference to an exhibit of our Registration Statement on Form S-1, Registration No. 333-33732.
(4)	Incorporated herein by reference to an exhibit of our current report on Form 8-K filed on October 15, 2001.
(5)	Incorporated herein by reference to an exhibit of our current report on Form 8-K filed on July 25, 2006.
(6)	Incorporated herein by reference to an exhibit of our Annual Report on Form 10-K for the period ended December 31, 2005.

(7)	Incorporated herein by reference to an exhibit of our quarterly report on Form 10-Q for the period ended June 30, 2006.
(8)	Incorporated herein by reference to an exhibit of our current report on Form 8-K filed on June 1, 2006.
(9)	Incorporated herein by reference to an exhibit of our quarterly report on Form 10-Q for the period ended September 30, 2006.
(10)	Incorporated herein by reference to an exhibit of our current report on Form 8-K filed on December 22, 2006.
(11)	Incorporated herein by reference to an exhibit of our quarterly report on Form 10-Q for the period ended September 30, 2002.
(12)	Incorporated herein by reference to an exhibit of our quarterly report on Form 10-Q for the period ended September 30, 2003.
(13)	Incorporated herein by reference to an exhibit of our quarterly report on Form 10-Q for the period ended June 30, 2002.
(14)	Incorporated herein by reference to an exhibit of our quarterly report on Form 10-Q for the period ended September 30, 2004.
(15)	Incorporated herein by reference to an exhibit of our quarterly report on Form 10-Q for the period ended March 31, 2006.
(16)	Incorporated by reference to an exhibit of our quarterly report on Form 10-Q for the period ended June 30, 2005.
(17)	Incorporated by reference to an exhibit of our current report on Form 8-K filed on December 7, 2005.
(18)	Incorporated by reference to an exhibit of our current report on Form 8-K filed on July 25, 2006.
(19)	Incorporated by reference to an exhibit of our current report on Form 8-K filed on August 15, 2006.
(20)	Incorporated by reference to an exhibit of our current report on Form 8-K filed on October 26, 2006.
(21)	This certification accompanies this Annual Report on Form 10-K and shall not be deemed “filed” by Registrant for purposes of Section 18 of the Exchange Act.
†	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
‡	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
*	Represents a management or director compensation plan.

KOSAN BIOSCIENCES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kosan Biosciences Incorporated

March 16, 2007	By:	/s/ Robert G. Johnson, Jr., M.D., Ph.D.
Robert G. Johnson, Jr., M.D., Ph.D.
President and Chief Executive Officer

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

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert G. Johnson, Jr., M.D., Ph.D. Robert G. Johnson, Jr., M.D., Ph.D.	President and Chief Executive Officer (Principal Executive Officer) and Director	March 16, 2007

/s/ Gary S. Titus Gary S. Titus	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2007

/s/ Peter Davis, Ph.D. Peter Davis, Ph.D.	Chairman	March 16, 2007

/s/ Bruce A. Chabner, M.D. Bruce A. Chabner, M.D.	Director	March 16, 2007

/s/ Kevan E. Clemens, Ph. D. Kevan E. Clemens, Ph. D.	Director	March 16, 2007

/s/ Jean Deleage, Ph.D. Jean Deleage, Ph.D.	Director	March 16, 2007

/s/ Charles J. Homcy, M.D. Charles J. Homcy, M.D.	Director	March 16, 2007

/s/ Chaitan S. Khosla, Ph.D. Chaitan S. Khosla, Ph.D.	Director	March 16, 2007

/s/ Christopher T. Walsh, Ph.D. Christopher T. Walsh, Ph.D.	Director	March 16, 2007

Kosan Biosciences Incorporated

REPORT OF INDEPENDENT

REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Kosan Biosciences Incorporated

We have audited the accompanying balance sheets of Kosan Biosciences Incorporated as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of Kosan Biosciences Incorporated’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kosan Biosciences Incorporated at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Kosan Biosciences Incorporated’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2007 expressed an unqualified opinion thereon.

As discussed in Note 1 to the Notes to Financial Statements, under the heading Organization and Summary of Significant Accounting Policies—Stock-Based Compensation, in fiscal 2006 Kosan Biosciences Incorporated changed its method of accounting for employee stock-based compensation.

/S/ ERNST & YOUNG LLP

San Francisco, California

March 14, 2007

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of

Kosan Biosciences Incorporated

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting included in Item 9A, that Kosan Biosciences Incorporated maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Kosan Biosciences Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Kosan Biosciences Incorporated maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Kosan Biosciences Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Kosan Biosciences Incorporated as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006 of Kosan Biosciences Incorporated and our report dated March 14, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Francisco, California

March 14, 2007

Kosan Biosciences Incorporated

BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$35,655	$18,750
Short-term investments	27,483	35,427
Accounts receivable	1,152	3,319
Prepaid and other current assets	907	1,192

Total current assets	65,197	58,688
Restricted cash	949	949
Property and equipment, net	4,801	6,061
Other assets and notes receivable from related parties	240	299

Total assets	$71,187	$65,997

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,323	$2,639
Accrued liabilities	6,331	6,460
Current portion of deferred revenue	13,992	3,277
Current portion of equipment loans	1,289	1,854

Total current liabilities	22,935	14,230
Deferred revenue, less current portion	5,599	8,876
Equipment loans, less current portion	899	1,785
Commitments
Stockholders’ equity:
Convertible preferred stock, $0.001 par value, 10,000,000 shares authorized, 1,000,000 shares designated as Series A junior preferred stock, no shares issued and outstanding at December 31, 2006 and 2005	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized 35,389,717 and 29,371,602 shares issued and outstanding at December 31, 2006 and 2005, respectively	35	29
Additional paid-in capital	202,016	172,083
Accumulated other comprehensive income/(loss)	9	(169)
Accumulated deficit	(160,306)	(130,837)

Total stockholders’ equity	41,754	41,106

Total liabilities and stockholders’ equity	$71,187	$65,997

See accompanying notes.

Kosan Biosciences Incorporated

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004
Revenues:
Contract revenue	$13,105	$11,916	$20,493
Grant revenue	401	1,494	2,399

Total revenues	13,506	13,410	22,892
Operating expenses:
Research and development (including charges for stock-based compensation of $1,419, $224 and $594 for the years ended December 31, 2006, 2005 and 2004, respectively)	37,179	38,400	40,175
General and administrative (including charges for stock-based compensation of $1,046, $131 and $163 for the years ended December 31, 2006, 2005 and 2004, respectively)	7,823	6,038	5,934

Total operating expenses	45,002	44,438	46,109

Loss from operations	(31,496)	(31,028)	(23,217)
Interest income	2,549	1,711	1,434
Interest expense	(522)	(320)	(343)

Net loss	$(29,469)	$(29,637)	$(22,126)

Basic and diluted net loss per common share	$(0.88)	$(1.01)	$(0.77)

Shares used in computing basic and diluted net loss per common share	33,394	29,227	28,913

See accompanying notes.

Kosan Biosciences Incorporated

STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands, except shares)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Loss/(Income)	Total Accumulated Deficit	Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCES AT DECEMBER 31, 2003	—	$—	28,752,535	$29	$168,668	$(192)	$21	$(79,074)	$89,452
Issuance of common stock upon exercise of options for cash, net of repurchases	—	—	234,412	—	872	—	—	—	872
Issuance of common stock under employee stock purchase plan	—	—	109,386	—	630	—	—	—	630
Reversal of deferred stock-based compensation from employee terminations	—	—	—	—	(40)	40	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	152	—	—	152
Other stock-based compensation	—	—	—	—	605	—	—	—	605
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	(22,126)	(22,126)
Unrealized loss on available-for-sale securities, net	—	—	—	—	—	—	(399)	—	(399)

Comprehensive loss	—	—	—	—	—	—	—	—	(22,525)

BALANCES AT DECEMBER 31, 2004	—	$—	29,096,333	$29	$170,735	$—	$(378)	$(101,200)	$69,186
Issuance of common stock upon exercise of options for cash	—	—	80,400	—	320	—	—	—	320
Issuance of common stock under employee stock purchase plan	—	—	194,869	—	673	—	—	—	673
Other stock-based compensation	—	—	—	—	355	—	—	—	355
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	(29,637)	(29,637)
Unrealized gain on available-for-sale securities, net	—	—	—	—	—	—	209	—	209

Comprehensive loss	—	—	—	—	—	—	—	—	(29,428)

BALANCES AT DECEMBER 31, 2005	—	$—	29,371,602	$29	$172,083	$—	$(169)	$(130,837)	$41,106
Issuance of common stock in a direct offering, net of offering costs of $1,520	—	—	5,100,000	5	23,975	—	—	—	23,980
Issuance of common stock upon exercise of options for cash	—	—	59,994	—	222	—	—	—	222
Issuance of common stock under employee stock purchase plan	—	—	87,770	—	379	—	—	—	379
Issuance of common stock in connection with committed equity financing facility, net of issuance costs of $107	—	—	770,351	1	2,892	—	—	—	2,893
Financing cost of warrant issued in connection with committed equity financing facility	—	—	—	—	(629)	—	—	—	(629)
Issuance of warrant in connection with committed equity financing facility	—	—	—	—	629	—	—	—	629
Stock-based compensation	—	—	—	—	2,086	—	—	—	2,086
Other stock-based compensation	—	—	—	—	379	—	—	—	379
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	(29,469)	(29,469)
Unrealized gain on available-for-sale securities, net	—	—	—	—	—	—	178	—	178

Comprehensive loss	—	—	—	—	—	—	—	—	(29,291)

BALANCES AT DECEMBER 31, 2006	—	$—	35,389,717	$35	$202,016	$—	$9	$(160,306)	$41,754

See accompanying notes.

Kosan Biosciences Incorporated

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2006	2005	2004
OPERATING ACTIVITIES
Net loss	$(29,469)	$(29,637)	$(22,126)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,326	2,532	2,493
Amortization of investment premiums and discounts	(224)	610	1,715
Stock-based compensation expense	2,465	355	757
Changes in assets and liabilities:
Accounts and other receivables	2,167	711	4,992
Prepaid and other current assets	285	68	(166)
Other assets and notes receivable from related parties	59	55	103
Accounts payable and accrued liabilities	(1,445)	1,301	(525)
Deferred revenue	7,438	(3,277)	(5,429)

Net cash used in operating activities	(16,398)	(27,282)	(18,186)

INVESTING ACTIVITIES
Acquisition of property and equipment	(1,066)	(1,434)	(2,335)
Purchase of investments and restricted cash	(39,004)	(28,287)	(72,905)
Proceeds from maturity or sale of investments and restricted cash	47,350	61,126	74,983

Net cash provided by (used in) investing activities	7,280	31,405	(257)

FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of repurchases and issuance costs	27,474	993	1,502
Proceeds from equipment loans	458	2,005	1,290
Principal payments under equipment loans	(1,909)	(2,148)	(2,063)

Net cash provided by financing activities	26,023	850	729

Net increase (decrease) in cash and cash equivalents	16,905	4,973	(17,714)
Cash and cash equivalents at beginning of period	18,750	13,777	31,491

Cash and cash equivalents at end of period	$35,655	$18,750	$13,777

SUPPLEMENTAL DISCLOSURE
Interest expense paid in cash	$522	$320	$343

NON-CASH INVESTING AND FINANCING ACTIVITIES
Other receivable due for equipment loan	$—	$—	$417

Unrealized gain (loss) on investments, net	$178	$209	$(399)

Issuance of warrant in connection with committed equity financing facility	$629	$—	$—

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

Kosan is a cancer therapeutics company focused on advancing two new classes of anticancer agents through clinical development: heat shock protein 90, or Hsp90, inhibitors and epothilones. Hsp90 inhibitors have a novel mechanism of action targeting multiple pathways involved in cancer cell growth and survival. The Company’s proprietary formulations of tanespimycin (KOS-953), are in Phase 1 and 2 clinical trials, primarily for multiple myeloma in combination with Velcade (bortezomib) and HER2-positive metastatic breast cancer in combination with Herceptin (trastuzumab). In addition, intravenous and oral formulations of a second-generation Hsp90 inhibitor, alvespimycin HCl (KOS-1022), are being evaluated in Phase 1 clinical trials.

Kosan is also developing KOS-1584 in Phase 1 clinical trials in patients with solid tumors. Epothilones inhibit cell division with a mechanism of action similar to taxanes, one of the most successful classes of anti-tumor agents. The epothilone program is partnered with Hoffmann-La Roche, Inc. and F. Hoffmann-La Roche Ltd. (collectively, “Roche”) through a global development and commercialization agreement.

Kosan also has a motilin receptor agonist program for the stimulation of gastrointestinal movement, or GI motility. In December 2006, the Company established a worldwide exclusive license agreement with Pfizer Inc. for its motilin agonist program, including KOS-2187 and related compounds. Pfizer is responsible for all development, regulatory and commercial activities related to the motilin agonist program.

Kosan also has next-generation Hsp90 inhibitor, next-generation epothilone and nuclear export inhibitor programs for cancer that are undergoing preclinical evaluation.

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

Cash Equivalents and Investments

The Company considers all highly liquid investments with a maturity from date of purchase of three months or less to be cash equivalents. The Company limits its concentration of risk by diversifying its investments among a variety of issuers. All investment securities are classified as available-for-sale and are recorded at fair value based on quoted market prices, with unrealized gains and losses excluded from earnings and reported in other comprehensive loss. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Realized gains and losses and declines in fair value that are deemed to be other-than-temporary are reflected in earnings. The cost of securities sold is based on the specific identification method.

The Company recognizes an impairment charge when the decline in the estimated fair value of a marketable security below the amortized cost is determined to be other-than-temporary. The Company considers various factors in

Kosan Biosciences Incorporated

NOTES TO FINANCIAL STATEMENTS (Continued)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

determining whether to recognize an impairment charge, including the duration of time and the severity to which the fair value has been less than its amortized cost, any adverse changes in the investees’ financial condition and associated downgrades to credit ratings and the Company’s intent and ability to hold the marketable security for a period of time sufficient to allow for any anticipated recovery in market value. For each of the three years ended December 31, 2006, the Company did not recognize an impairment charge related to its investment securities.

Restricted Cash

The Company held a restricted investment consisting of a certificate of deposit of approximately $949,000 at December 31, 2006 and 2005. This investment is carried at fair value and is restricted as to withdrawal under a letter of credit agreement related to a facility lease.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Property and equipment are depreciated on a straight-line basis over the estimated useful lives of three to five years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the lease term.

Revenue Recognition

The Company generates revenue under license and collaborative agreements with pharmaceutical companies and under research grants from the National Institutes of Health. The arrangements may include up-front non-refundable fees, reimbursement for personnel and supply costs, milestone payments for the achievement of defined collaboration objectives and royalties on potential sales of commercialized products. The Company recognizes revenue under these arrangements when (i) persuasive evidence of an arrangement exists; (ii) delivery of the services, supplies or technology license has occurred; (iii) the price is fixed and determinable; and (iv) collectability is reasonably assured.

The Company recognizes license and other up-front fees pursuant to license and research and development collaboration agreements over the Company’s estimated period of continuing involvement with research and development of the respective agreement. These estimates are reviewed on a periodic basis and updated if the underlying assumptions are modified. Any changes in these estimates will result in either an acceleration or further deferral of the related revenue recognition. Payments related to substantive performance milestones that are at risk at the initiation of an agreement are recognized upon successful completion of a performance milestone event.

Contract revenues related to research and development efforts are recognized as revenue as the related services are performed or delivered in accordance with contract terms. Such payments generally are made based on the number of full-time equivalent researchers assigned to the project and the related research and development expenses incurred or as other deliverables under the contracts are fulfilled. Revenues related to government grants are recognized at the time a grant is awarded and as related research expenses are incurred. Any amounts received in advance of performance are recorded as deferred revenue until earned.

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

Kosan Biosciences Incorporated

NOTES TO FINANCIAL STATEMENTS (Continued)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Research and development expenses under government grant awards and collaborative agreements approximated the revenue recognized, excluding milestone, up-front fees received under such arrangements.

The Company’s research and development expenses do not reflect the costs incurred by the Company’s partners, Roche or the National Cancer Institute, or NCI, associated with the clinical trials they are conducting in connection with the Company’s epothilone and Hsp90 inhibitor programs, respectively.

Net Loss Per Share

Basic and diluted net loss per common share have been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net loss is not presented separately as the Company is in a net loss position and including potentially dilutive securities in the loss per share computation would be antidilutive.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Year Ended December 31,
	2006	2005	2004
Net loss	$(29,469)	$(29,637)	$(22,126)

Weighted-average shares of common stock outstanding	33,394	29,227	28,934
Less: weighted-average shares subject to repurchase	(—)	(—)	(21)

Weighted-average shares used in computing basic and diluted net loss per common share	33,394	29,227	28,913

Basic and diluted net loss per common share	$(0.88)	$(1.01)	$(0.77)

The Company has excluded all convertible preferred stock, outstanding stock options and warrants and shares subject to repurchase from the calculation of diluted net loss per common share because all such securities are antidilutive for all applicable periods presented. The total number of outstanding stock options and warrants excluded from the calculations of diluted net loss per share, prior to application of the treasury stock method for options, was 4,652,852, 4,902,597, and 4,875,864 for the years ended December 31, 2006, 2005 and 2004, respectively. Such securities, had they been dilutive, would have been included in the computations of diluted net loss per share. See Notes 3 and 9 for further information on these securities.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) or “SFAS 123R”, “Share-Based Payment”, using the modified prospective transition method. SFAS 123R requires that the compensation cost relating to share-based payment transactions, including stock options and employee stock purchase plans, be recognized in the financial statements. Under this transition method, stock-based compensation expense is recognized for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, “Accounting for Stock-Based Compensation”. Stock-based compensation expense for all stock-based compensation awards granted after December 31, 2005 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these

Kosan Biosciences Incorporated

NOTES TO FINANCIAL STATEMENTS (Continued)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

compensation costs net of an expected forfeiture rate on a graded-vesting basis over the requisite service period of the award, which is generally the option vesting term of one or four years. Prior to the adoption of SFAS 123R, the Company accounted for common stock options granted to employees using the intrinsic value method as prescribed by Accounting Principles Board (“APB”) No. 25 “Accounting for Stock Issued to Employees” and related interpretations, and thus, recognized compensation expense for options granted with exercise prices less than the fair value of the Company’s common stock on the date of the grant. Other stock compensation expense for options granted to non-employees has been determined in accordance with SFAS 123 and Emerging Issues Task Force (“EITF”) 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. The measurement of stock-based compensation to non-employees is subject to periodic adjustment as the underlying securities vest. As such, changes to these measurements could be substantial should the Company experience significant changes in its stock price.

Comprehensive Loss

Comprehensive loss is comprised of net income and other comprehensive loss, which includes certain changes in equity that are excluded from net income. The Company includes unrealized gains and losses on available-for-sale securities in other comprehensive loss.

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

Recent Accounting Pronouncement

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. FIN 48 is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of FIN 48 on its financial statements.

Kosan Biosciences Incorporated

NOTES TO FINANCIAL STATEMENTS (Continued)

2. RESEARCH AND DEVELOPMENT AGREEMENTS

Roche

In September 2002, the Company entered into a research and development collaboration agreement (the “Roche Agreement”) with Roche. Under the terms of the Roche Agreement, Roche has worldwide exclusive rights to market and sell KOS-1584 and any other epothilones developed under the collaboration in the field of oncology, and the Company has the right to co-promote in the United States any epothilone products developed under the collaboration. The Roche Agreement provides for the Company to receive payments for the reimbursement of agreed upon research and development expenditures, funding of a back-up research program that led to the selection of KOS-1584 as a clinical candidate, achievement of clinical, regulatory and commercial milestone payments and royalties on sales of collaboration products. In addition, the Company is entitled to increase its royalties on any sales of collaboration products through a buy-in at a later stage of clinical development and by co-promotion in the United States of products resulting from the collaboration. Effective July 1, 2004, the Company entered into an amendment to the Roche Agreement that provided for the reimbursement of costs that exceeded the previously stipulated amounts set forth in the Roche Agreement. In March 2006, the Company entered into a letter agreement with Roche, replacing a particular at-risk milestone payment obligation in the Roche Agreement with an obligation by Roche to pay the Company $2.0 million for certain patent expenses.

For the years ended December 31, 2006, 2005 and 2004, the Company recognized revenue related to the Roche Agreement of approximately $11.3 million, $11.9 million, and $20.5 million, respectively, representing approximately 84%, 89%, and 90%, respectively, of total revenues, of which $2.0 million was related to a non-recurring milestone earned in 2006 relating to certain patent expenses pursuant to the March 2006 letter agreement. Such amounts, excluding the ratable portion of up-front fees and milestone payments, approximated research and development expenses incurred under the Roche Agreement. Included in total Roche-related revenue for 2006, 2005 and 2004 was approximately $3.3 million, $3.3 million, and $5.4 million, respectively, related to the ratable portion of the $25.0 million up-front fee that is being recognized through the current estimated clinical development period for product candidates in clinical trials. The Company’s research and development expenses do not reflect the costs incurred by Roche associated with the clinical trials it is conducting in connection with the Company’s epothilone program. At December 31, 2006 and 2005, approximately $1.1 million and $2.4 million, or 95% and 72%, respectively, of accounts receivable were due from Roche.

Pfizer

In December 2006, the Company entered into an exclusive license agreement (the “Pfizer Agreement”) with Pfizer Inc. under which the Company granted to Pfizer a worldwide exclusive license to its motilin agonist program. Under the terms of the Pfizer Agreement, Pfizer and the Company agreed to collaborate on filing of regulatory documents for the initiation of a Phase 1 clinical trial of the Company’s clinical candidate, KOS-2187. Pfizer will be responsible for all development, regulatory and commercial activities related to the motilin agonist program. The Company received an up-front fee of $12.5 million in December 2006 and is eligible to receive milestone payments for the successful development and commercialization of licensed compounds, including milestone payments for achieving certain sales amounts, as well as royalties on worldwide sales. For the year ended December 31, 2006, the Company recognized revenue of approximately $1.8 million related to the Pfizer Agreement, which represents the ratable portion of the $12.5 million up-front fee that is being recognized through the current estimated period of the Company’s participation in the development of KOS-2187. For the year ended December 31, 2006, the Company recognized approximately $1.8 million of contract revenue from Pfizer, representing approximately 13% of total revenues for fiscal year 2006.

Kosan Biosciences Incorporated

NOTES TO FINANCIAL STATEMENTS (Continued)

2. RESEARCH AND DEVELOPMENT AGREEMENTS (Continued)

License Agreements

The Company has collaborative and license agreements with several academic, government and medical institutions. Included in research and development expenses were fees incurred in connection with these agreements of approximately $578,000, $428,000, and $1.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.

3. STOCK-BASED COMPENSATION

At December 31, 2006, the Company had the following stock-based compensation plans:

2006 Equity Incentive Plan

The Company’s 2006 Equity Incentive Plan (the “2006 Plan”) provides for the granting of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights and other forms of equity compensation. The 2006 Plan also provides for the granting of performance stock awards and performance cash awards so that the Compensation Committee of the Company’s board of directors may use performance criteria in establishing specific targets to be attained as a condition to the grant or vesting of one or more awards under the 2006 Plan. Incentive and nonstatutory stock options may be granted with exercise prices not less than fair value on the date of determination. The fair value of grants is determined by the closing sales price of the Company’s common stock as listed on an established stock exchange on the last market trading date preceding the date of grant. Stock options granted to a stockholder owning more than 10% of voting stock of the Company may be granted with an exercise price of not less than 110% of the fair value on the date of grant. Options expire no later than ten years from the date of the grant. The number of shares, terms and exercise periods are determined by the Company’s board of directors or its delegates. Options generally vest at 25% per year over a four-year period.

1996 Stock Option Plan

The Company’s 1996 Stock Option Plan (the “1996 Plan”) provided for the granting of incentive stock options and nonstatutory stock options to employees, officers, directors and consultants of the Company. Incentive stock options were granted with exercise prices not less than fair value, and nonstatutory stock options were granted with exercise prices not less than 85% of the fair value on the date of grant. The fair value of grants was determined by the closing sales price of the Company’s common stock as listed on any established stock exchange for the last market trading day prior to the time of determination. Stock options granted to a stockholder owning more than 10% of voting stock of the Company were granted with an exercise price of not less than 110% of the fair value on the date of grant. Options expire no later than ten years from the date of the grant. The number of shares, terms and exercise period were determined by the Company’s board of directors or its delegates. Options generally vest at 25% per year over a four-year period. The 1996 Plan expired in June 2006.

Shares subject to outstanding options under the 1996 Plan as of May 25, 2006 that expire or otherwise terminate without being exercised in full will be added to the share reserve under the 2006 Plan. The maximum number of shares of common stock authorized for issuance under the 1996 Plan and the 2006 Plan was 11,475,000 as of December 31, 2006.

2000 Employee Stock Purchase Plan

The Company’s 2000 Employee Stock Purchase Plan (the “Purchase Plan”) permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. The maximum number of shares authorized for issuance pursuant to the Purchase Plan was 750,000 as of December 31, 2006. The Purchase Plan provides for an annual increase of shares on January 1 of each year equal to the lesser of 150,000 shares, 0.75%

Kosan Biosciences Incorporated

NOTES TO FINANCIAL STATEMENTS (Continued)

3. STOCK-BASED COMPENSATION (Continued)

of the outstanding shares on such date or such amount as determined by the Company’s board. The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the common stock on the first day of the offering or 85% of the fair market value of the Company’s common stock on the purchase date. Each offering is for a six-month period. As of December 31, 2006, 686,097 shares were issued under the Purchase Plan.

2000 Non-Employee Director Stock Option Plan

The Company’s 2000 Non-Employee Director Stock Option Plan (the “Directors’ Plan”) provides for the granting of nonstatutory stock options to directors of the Company. The maximum number of shares of common stock authorized for issuance pursuant to the Directors’ Plan was 500,000 as of December 31, 2006. Under the Directors’ Plan, as amended, each non-employee director who becomes a director of the Company will be automatically granted a non-statutory stock option to purchase 20,000 shares of common stock on the date on which such person first becomes a director, and such option will vest over four years. Beginning with the 2002 Annual Stockholders Meeting and each year thereafter, each non-employee director will automatically be granted, one day following each year’s annual meeting of stockholders, a non-statutory option to purchase 5,000 shares of common stock, which will vest one day before the annual meeting of stockholders subsequent to the date of grant. The exercise price of options under the Directors’ Plan will be equal to the fair market value of the common stock on the date of grant. The maximum term of the options granted under the Directors’ Plan is ten years. As of December 31, 2006, options to purchase 292,500 shares were granted under the Director’s Plan.

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

As a result of adopting SFAS 123R on January 1, 2006, the Company’s net loss for the year ended December 31, 2006 was approximately $2.1 million greater than if the Company had continued to account for stock-based compensation under APB 25. The impact on both basic and diluted earnings per share for the year ended December 31, 2006 was $0.06 per share. Due to the Company’s lack of earnings history, no income tax benefit or cash flow effect is recognized as any resulting deferred tax asset is fully offset by a valuation allowance.

Kosan Biosciences Incorporated

NOTES TO FINANCIAL STATEMENTS (Continued)

3. STOCK-BASED COMPENSATION (Continued)

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data) had the Company applied the fair value recognition provisions under SFAS 123 for the year ended December 31:

	2005	2004
Net loss as reported	$(29,637)	$(22,126)
Plus: Stock-based employee compensation expense included in reported net loss	—	152
Less: Stock-based employee compensation expense determined under fair value based method for all awards	(2,312)	(3,897)

Pro forma net loss	$(31,949)	$(25,871)

Basic and diluted net loss per common share:
As reported	$(1.01)	$(0.77)
Pro forma	$(1.09)	$(0.89)

The Company uses the Black-Scholes model to value stock-based compensation expense. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The table below presents the valuation assumptions used to determine stock-based compensation expense under the provisions of SFAS 123R and SFAS 123 for each of the three years ended December 31, 2006. Expected term under SFAS 123R is based on the simplified method allowed under the provisions of Staff Accounting Bulletin (“SAB”) No. 107 and may only be applied through December 31, 2007. The risk-free interest rate is based on the U.S. Treasury zero coupon issues with an equivalent remaining term at the time of the option grant. Expected volatility is based on the historical volatility of the Company’s stock price and other factors.

	Year Ended December 31,
	2006	2005	2004
Risk-free interest rate	4.6% – 5.0%	4.0%	2.7%
Expected dividends	—	—	—
Expected term (in years)	6.25	4.0	4.0
Expected volatility	65% – 67%	64%	70%

Kosan Biosciences Incorporated

NOTES TO FINANCIAL STATEMENTS (Continued)

3. STOCK-BASED COMPENSATION (Continued)

A summary of stock option activity is presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Instrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at December 31, 2003	3,905	$7.90
Granted	1,423	$7.49
Forfeited or expired	(212)	$7.55
Exercised	(240)	$3.78

Outstanding at December 31, 2004	4,876	$8.00
Granted	1,025	$6.20
Forfeited or expired	(918)	$8.63
Exercised	(81)	$3.98

Outstanding at December 31, 2005	4,902	$7.57
Granted	741	$4.23
Forfeited or expired	(1,215)	$7.20
Exercised	(60)	$3.35

Outstanding at December 31, 2006	4,368	$7.16	6.76	$1,696

Vested and expected to vest at December 31, 2006	3,982	$7.29	6.55	$1,435
Exercisable at December 31, 2006	2,792	$7.96	5.60	$560

The weighted-average grant-date fair value of options granted for the years ended December 31, 2006 and 2005 was $2.73 and $2.41 per share, respectively. The total intrinsic value of options exercised for the years ended December 31, 2006 and 2005 was approximately $107,000 and $295,000, respectively.

The following table summarizes information with respect to stock options outstanding and exercisable at December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of shares	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise Price	Number of shares	Weighted- Average Exercise Price
		(in years)
$ 0.33 - $ 4.28	557,245	8.24	$3.30	127,544	$1.91
4.33 - 4.82	496,145	9.00	4.70	107,544	4.71
4.88 - 6.25	384,646	7.12	5.89	291,456	5.97
6.30 - 6.30	449,223	7.71	6.30	232,268	6.30
6.50 - 6.93	461,144	5.70	6.63	395,757	6.59
6.95 - 7.93	490,503	7.44	7.39	273,901	7.37
8.00 - 9.70	713,971	4.54	9.12	667,073	9.13
10.20 - 10.67	565,475	5.42	10.41	495,127	10.44
10.94 - 14.00	232,000	6.63	11.57	189,083	11.66
14.44 - 14.44	17,500	7.31	14.44	11,978	14.44

	4,367,852	6.76	$7.16	2,791,731	$7.96

Of the 4,367,852 options outstanding, 2,791,731 options were exercisable as of December 31, 2006. The weighted-average exercise price of options granted and outstanding was $7.16, $7.57, and $8.00 per share at December 31, 2006, 2005 and 2004, respectively.

The unamortized compensation expense related to unvested options as of December 31, 2006, excluding estimated forfeitures, was $3.1 million. The weighted-average period over which compensation expense related to these options is expected to be recognized is 1.5 years.

Non-Employee Stock-Based Compensation

As of December 31, 2006, the Company had issued consultant stock options totaling approximately 1.3 million shares with exercise prices ranging from $0.15 to $14.40 and terms up to ten years. Compensation related to the grants of stock options is recorded in accordance with SFAS 123 and EITF 96-18 using the Black-Scholes model. The Company recognized other stock-based compensation for grants to non-employees of approximately $379,000, $355,000, and $605,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The measurement of stock-based compensation to non-employees is subject to periodic adjustment as the underlying awards vest.

Kosan Biosciences Incorporated

NOTES TO FINANCIAL STATEMENTS (Continued)

4. INVESTMENTS

The amortized cost and fair value of securities, with gross unrealized gains and losses, at December 31, were as follows (in thousands):

	2006				2005
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Debt Securities:
US agency notes	$23,637	$12	$(3)	$23,646	$23,067	$—	$(129)	$22,938
Corporate bonds	3,837	—	—	3,837	12,529	—	(40)	12,489

	$27,474	$12	$(3)	$27,483	$35,596	$—	$(169)	$35,427

The fair value of available-for-sale securities by contractual maturity at December 31, were as follows (in thousands):

2006
Within one year	$27,483
Greater than one year, less than two years	—

$27,483

5. PROPERTY AND EQUIPMENT

Property and equipment at December 31, consisted of the following (in thousands):

	2006	2005
Lab equipment	$11,499	$10,664
Leasehold improvements	5,128	5,092
Computer equipment and software	2,211	2,055
Office furniture	517	478

	19,355	18,289
Less accumulated depreciation and amortization	(14,554)	(12,228)

	$4,801	$6,061

Depreciation and amortization expense was approximately $2.3 million, $2.5 million, and $2.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Kosan Biosciences Incorporated

NOTES TO FINANCIAL STATEMENTS (Continued)

6. EQUIPMENT FINANCING

The Company financed certain equipment and facility improvements under debt obligations. As of December 31, 2006, future minimum loan payments under these obligations were as follows (in thousands):

Year ended December 31,
2007	$1,416
2008	677
2009	239
2010	46

Total minimum debt payments	2,378
Less amount representing interest	(190)

Present value of net minimum payments	2,188
Less current portion	(1,289)

Long-term portion	$899

In April 2004, the Company entered into a $3.5 million equipment line of credit agreement. Each draw has an interest rate that is fixed at the time of draw down. As of December 31, 2006, the Company utilized approximately $2.8 million of the line of credit. The term of the debt obligations is 48 months. Interest rates are fixed at the time of the draw down, with rates ranging from 6.31% to 9.09%. Obligations under the loans are secured by the underlying assets financed.

7. FACILITY LEASES

In June 2002, the Company expanded its facilities by entering into an assignment of a non-cancelable operating lease, which commenced in June 2002 and expires in February 2008, with an option to renew. The Company also entered into a new lease on its existing facility lease to February 2013, with an option to renew.

Minimum annual rental commitments at December 31, 2006 were as follows (in thousands):

Year ended December 31,
2007	$1,679
2008	1,163
2009	1,088
2010	1,127
2011	1,166
Thereafter	1,412

Total minimum payments	$7,635

Rent expense for operating leases was approximately $1.7 million for each of the three years ended December 31, 2006.

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

Kosan Biosciences Incorporated

NOTES TO FINANCIAL STATEMENTS (Continued)

8. ACCRUED LIABILITIES

Accrued liabilities at December 31, consisted of the following (in thousands):

	2006	2005
Research and development-related	$3,538	$3,115
Compensation-related	1,564	1,438
Professional services	486	899
Facilities-related	508	767
Other	235	241

	$6,331	$6,460

9. STOCKHOLDERS’ EQUITY

Common Stock Subject to Repurchase

Under the terms of the 1996 Stock Option Plan (the “1996 Plan”), options granted before the Company’s initial public offering of common stock are exercisable when granted, and if exercised prior to vesting, such shares are subject to repurchase upon termination of employment or consulting agreement at a price per share equal to the original exercise price. Repurchase rights lapse over the vesting periods, which are generally four years. At December 31, 2006, there were no shares subject to repurchase. Stock options granted after the Company’s initial public offering of common stock are exercisable only for the portion of the stock options that have vested.

Common Stock Offering

In April 2006, the Company completed an underwritten offering of 5,100,000 shares of common stock at an offering price of $5.00 per share. The Company received approximately $24.0 million in net proceeds after underwriting discounts and commissions and other offering costs.

Committed Equity Financing Facility

In July 2006, the Company entered into a Committed Equity Financing Facility (“CEFF”) with Kingsbridge Capital Limited (“Kingsbridge”) which entitles the Company to sell and obligates Kingsbridge to purchase, subject to certain conditions, up to $50.0 million of the Company’s common stock. The CEFF allows the Company to raise capital as required, at the time and in the amounts deemed suitable to the Company, during the three-year period following September 25, 2006, the date of effectiveness of the registration statement filed by the Company with the Securities and Exchange Commission covering the resale of the shares of the Company’s common stock issuable in connection with the CEFF and the shares of common stock underlying the warrant discussed below. The Company can draw down on the CEFF in tranches of up to a maximum of 2.0% of the Company’s market capitalization at the time of draw down, or $10.0 million, whichever is less, subject to certain conditions. The purchase price of these shares will be between 90% and 94% of the volume weighted average price of the Company’s common stock for each of the eight trading days following the election to sell shares. Kingsbridge is not obligated to purchase shares at prices below $2.00 per share or at a price below 85% of the closing share price of the Company’s stock on the trading day immediately preceding the commencement of the draw down. The Company is entitled, in certain circumstances, to deliver a blackout notice to Kingsbridge to suspend the use of the resale registration statement and prohibit Kingsbridge from selling shares under the resale registration statement for a certain period of time. If the Company delivers a blackout notice in certain circumstances, or if the resale registration statement is not effective in circumstances not permitted by the agreement, then the Company must make a payment to Kingsbridge, or issue Kingsbridge additional shares in lieu of this payment, calculated on the basis of the number of shares purchased by Kingsbridge in the most recent draw down and held by Kingsbridge immediately prior to the blackout period and the

Kosan Biosciences Incorporated

NOTES TO FINANCIAL STATEMENTS (Continued)

9. STOCKHOLDERS’ EQUITY (Continued)

change in the market price of our common stock during the period in which the use of the registration statement is suspended.

In connection with the CEFF, the Company issued a warrant to Kingsbridge to purchase 285,000 shares of the Company’s common stock at an exercise price of $4.94 per share. The warrant is exercisable beginning six months after the date of grant and for a period of five years thereafter. The fair value of the warrant was valued on the date of issuance under the Black-Scholes method using the following assumptions: contractual life of 5.5 years, risk free interest rate of 4.84%, volatility of 66% and no dividends. The fair value of the warrant was $629,000 and was recorded as a contra-equity amount in additional paid-in-capital. As of December 31, 2006, a warrant to purchase 285,000 shares was outstanding.

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

Reserved Shares

As of December 31, 2006, the Company had reserved shares of common stock for future issuance as follows:

Reserved Shares
Stock option plans:
Shares available for grant	4,166,609
Options outstanding	4,367,852
Employee Stock Purchase Plan	63,903
Shares available for issuance under the CEFF	6,109,517
Warrant outstanding	285,000

14,992,881

Stockholder Rights Plan

In October 2001, the board of directors of the Company adopted a Stockholder Rights Plan (the “Rights Plan”) under which all stockholders received rights (the “Rights”) to purchase shares of a new series of Preferred Stock. 1,000,000 shares of Junior A Preferred Stock were authorized in conjunction with the Series A Junior Participating Preferred Stock under certain circumstances at an exercise price of $70.00 per adoption of the Rights Plan. Each Right entitles the holder to purchase one one-hundredth of a share of a Series A Junior Participating Preferred Stock under certain circumstances at an exercise price of $70.00 per one-one hundredth of a share. The Rights were distributed as a non-taxable dividend and expire on October 29, 2011. At the time of the adoption, the Rights were neither exercisable nor traded separately from the common stock. However, subject to certain exceptions, the Rights will become exercisable at such time that a person (or group of affiliated persons) acquires beneficial ownership of 20% or more of the outstanding Company common stock (an “Acquiring Person”) or on the tenth business day after a

Kosan Biosciences Incorporated

NOTES TO FINANCIAL STATEMENTS (Continued)

9. STOCKHOLDERS’ EQUITY (Continued)

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

The board of directors can redeem the Rights at any time prior to a person becoming an Acquiring Person at a redemption price of $0.001 per Right. In addition, the board of directors may, after any time a person becomes an Acquiring Person, exchange each Right for one share of common stock of the Company. As of December 31, 2006, no shares had been issued under the Rights Plan.

10. INCOME TAXES

As of December 31, 2006, the Company had federal net operating loss carryforwards and federal research and development tax credit carryforwards of approximately $112.2 million and $3.9 million, respectively. The federal net operating loss and research and development credit carryforwards will expire at various dates beginning in the year 2010 through 2026, if not utilized. As of December 31, 2006, the Company had state net operating loss carryforwards and state research and development tax credit carryforwards of approximately $92.8 million and $2.2 million, respectively. The state net operating loss carryforwards will expire at various dates from 2012 through 2016, if not utilized. The state research and development carryforwards do not expire.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets for financial reporting and the amount used for income tax purposes. Significant components of the Company’s deferred tax assets for federal income taxes as of December 31 were as follows (in thousands):

	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$43,700	$35,540
Deferred revenue	7,830	4,860
Depreciable assets	1,210	1,180
Research and development credits	5,330	2,930
Capitalized research and development expenses	1,050	1,330
Other	1,370	1,020

Total deferred tax assets	60,490	46,860

Valuation allowance	(60,490)	(46,860)

Net deferred taxes	$—	$—

Kosan Biosciences Incorporated

NOTES TO FINANCIAL STATEMENTS (Continued)

10. INCOME TAXES (Continued)

Due to the Company’s lack of earnings history, the total deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $13.6 million and $11.5 million during the years ended December 31, 2006 and 2005, respectively.

11. RESTRUCTURING CHARGE

In March 2006, the Company implemented and completed a corporate restructuring, reflecting a realignment of research priorities and corporate operations to support its clinical product candidates and pipeline opportunities. As a result, the Company reduced its workforce by 39 positions, from 119 to 80 full-time employees, primarily in research and general and administrative. The reduction in workforce resulted in a one-time severance-related charge of approximately $0.6 million, all of which was recognized and paid in 2006.

12. SUBSEQUENT EVENT

In February 2007, the Company completed a registered direct offering of 7,000,000 shares of common stock at an offering price of $6.50 per share. The aggregate proceeds of the offering after placement agent fees, but excluding other offering expenses, were approximately $42.8 million.

13. QUARTERLY INFORMATION (Unaudited)

The Company’s quarterly results were as follows (in thousands, except per share amounts):

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,	Total
2006
Revenue	$2,961	$2,666	$2,169	$5,710	$13,506
Loss from operations	(10,948)	(7,176)	(8,175)	(5,197)	(31,496)
Net loss	(10,581)	(6,789)	(7,540)	(4,559)	(29,469)
Basic and diluted earnings per common share	$(0.36)	$(0.20)	$(0.22)	$(0.13)	$(0.88)
2005
Revenue	$2,875	$3,338	$3,217	$3,980	$13,410
Loss from operations	(8,321)	(7,656)	(7,881)	(7,170)	(31,028)
Net loss	(8,015)	(7,316)	(7,531)	(6,775)	(29,637)
Basic and diluted earnings per common share	$(0.28)	$(0.25)	$(0.26)	$(0.23)	$(1.01)