Form 10-Q
period 2007-03-31
KOSAN BIOSCIENCES INC
filed 2007-05-10
CIK 1110206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2007

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from to .

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $.001 par value; 42,524,882 shares outstanding at April 30, 2007.

KOSAN BIOSCIENCES INCORPORATED

Form 10-Q

Quarter Ended March 31, 2007

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

KOSAN BIOSCIENCES INCORPORATED

CONDENSED BALANCE SHEETS

(in thousands)

	March 31, 2007	December 31, 2006(1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$60,419	$35,655
Short-term investments	33,772	27,483
Accounts receivable	1,436	1,152
Prepaid and other current assets	1,150	907

Total current assets	96,777	65,197
Restricted cash	949	949
Property and equipment, net	4,267	4,801
Long-term investments	3,999	—
Other assets	240	240

Total assets	$106,232	$71,187

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,516	$1,323
Accrued liabilities	5,480	6,331
Current portion of deferred revenue	1,428	13,992
Current portion of equipment loans	1,278	1,289

Total current liabilities	9,702	22,935

Deferred revenue, less current portion	6,783	5,599
Equipment loans, less current portion	1,181	899

Stockholders’ equity:
Common stock	43	35
Additional paid-in capital	246,074	202,016
Accumulated other comprehensive income	11	9
Accumulated deficit	(157,562)	(160,306)

Total stockholders’ equity	$88,566	41,754

Total liabilities and stockholders’ equity	$106,232	$71,187

(1)	The balance sheet data at December 31, 2006 has been derived from the audited financial statements at that date.

See accompanying notes.

KOSAN BIOSCIENCES INCORPORATED

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2007	2006
Revenues:
Contract revenue	$12,918	$2,732
Grant revenue	—	229

Total revenues	$12,918	2,961

Operating expenses:
Research and development (including charges for stock-based compensation of $567 and $342 for the three months ended March 31, 2007 and 2006, respectively)	8,990	11,350
General and administrative (including charges for stock-based compensation of $485 and $193 for the three months ended March 31, 2007 and 2006, respectively)	2,151	2,559

Total operating expenses	11,141	13,909

Income (loss) from operations	1,777	(10,948)
Other income, net	967	367

Net income (loss)	$2,744	$(10,581)

Earnings per common share:
Basic earnings per share	$0.07	$(0.36)

Diluted earnings per share	$0.07	$(0.36)

Shares used in computing basic earnings per share	39,100	29,403

Shares used in computing diluted earnings per share	39,170	29,403

See accompanying notes.

KOSAN BIOSCIENCES INCORPORATED

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2007	2006
Operating activities
Net income (loss)	$2,744	$(10,581)
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	579	603
Amortization of investment premiums and discounts	(110)	11
Amortization of stock-based compensation	1,052	535
Changes in assets and liabilities:
Accounts receivable	(284)	1,306
Prepaid and other current assets	(243)	(98)
Other assets	—	(32)
Accounts payable and accrued liabilities	(658)	(543)
Deferred revenue	(11,380)	(820)

Net cash used in operating activities	(8,300)	(9,619)

Investing activities
Acquisition of property and equipment	(45)	(159)
Purchase of investments	(23,026)	(6,130)
Proceeds from maturity of investments	12,850	11,650

Net cash (used in) provided by investing activities	(10,221)	5,361

Financing activities
Proceeds from issuance of common stock	43,014	313
Proceeds from equipment loans	678	270
Principal payments under equipment loans	(407)	(551)

Net cash provided by financing activities	43,285	32

Net increase (decrease) in cash and cash equivalents	24,764	(4,226)
Cash and cash equivalents at beginning of period	35,655	18,750

Cash and cash equivalents at end of period	$60,419	$14,524

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

Kosan is a cancer therapeutics company focused on advancing two new classes of anticancer agents through clinical development: heat shock protein 90, or Hsp90, inhibitors and epothilones. Hsp90 inhibitors have a novel mechanism of action targeting multiple pathways involved in cancer cell growth and survival. The Company’s proprietary formulations of tanespimycin (KOS-953), are in Phase 1 and 2 clinical trials, primarily for multiple myeloma in combination with Velcade® (bortezomib) and HER2-positive metastatic breast cancer in combination with Herceptin® (trastuzumab) and as monotherapy for melanoma. In addition, intravenous and oral formulations of a second-generation Hsp90 inhibitor, alvespimycin HCl (KOS-1022), are being evaluated in Phase 1 clinical trials.

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. The information as of March 31, 2007, and for the three months ended March 31, 2007 and 2006, reflects all adjustments (including normal recurring adjustments) that the management of the Company believes are necessary for a fair presentation of the results for the periods presented. Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 16, 2007.

KOSAN BIOSCIENCES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)

(unaudited)

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

The Company recognizes an impairment charge when the decline in the estimated fair value of a marketable security below the amortized cost is determined to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the duration of time during which the fair value has been less than its amortized cost, any adverse changes in the investees’ financial condition and associated downgrades to credit ratings and the Company’s intent and ability to hold the marketable security for a period of time sufficient to allow for any anticipated recovery in market value. For the three months ended March 31, 2007 and 2006, the Company did not recognize an impairment charge related to its investment securities.

Restricted Cash

The Company held a restricted investment consisting of a certificate of deposit of approximately $949,000 at March 31, 2007 and December 31, 2006. This investment is carried at fair value and is restricted as to withdrawal under a letter of credit agreement related to a facility lease.

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

The Company recognizes license and other up-front fees pursuant to research and development collaboration agreements over the Company’s estimated period of continuing involvement with research and development of the respective agreement. These estimates are reviewed on a periodic basis and updated if the underlying assumptions are modified. Any changes in these estimates will result in either an acceleration or further deferral of the related revenue recognition. Payments related to substantive performance milestones that are at risk at the initiation of an agreement are recognized upon successful completion of a performance milestone event.

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

Research and development expenses under government grant awards and collaborative agreements approximated the revenue recognized, excluding milestone and up-front fees received under such arrangements.

KOSAN BIOSCIENCES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)

(unaudited)

The Company’s research and development expenses do not reflect the costs incurred by the Company’s partners, Roche or the National Cancer Institute (the “NCI”) associated with the clinical trials they are conducting in connection with the Company’s epothilone and Hsp90 inhibitor programs, respectively.

Earnings per Share

Basic earnings per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is calculated based on the weighted-average number of shares of common stock and other dilutive securities outstanding during the period. The following table presents the calculation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31,
	2007	2006
Numerator:
Net income (loss)	$2,744	$(10,581)

Denominator:
Weighted-average shares outstanding used to compute basic earnings per share	39,100	29,403
Effect of dilutive securities	70	—

Weighted-average shares outstanding and dilutive securities used to compute dilutive earnings per share	39,170	29,403

Basic earnings (loss) per share	0.07	(0.36)
Diluted earnings (loss) per share	0.07	(0.36)

The Company excludes convertible preferred stock, outstanding stock options and warrants from the calculation of diluted net loss per common share when such securities are antidilutive. The total number of outstanding stock options and warrants excluded from the calculations of diluted net earnings (loss) per share, prior to application of the treasury stock method for options, was 5,141,190 and 4,514,249 for the three months ended March 31, 2007 and 2006, respectively. Such securities, had they been dilutive, would have been included in the computations of diluted net earnings (loss) per share.

KOSAN BIOSCIENCES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)

(unaudited)

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) or “SFAS 123R”, “Share-Based Payment”, using the modified prospective transition method. SFAS 123R requires that the compensation cost relating to share-based payment transactions, including stock options and employee stock purchase plans, be recognized in the financial statements. Under this transition method, stock-based compensation expense is recognized for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, “Accounting for Stock-Based Compensation”. Stock-based compensation expense for all stock-based compensation awards granted after December 31, 2005 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs net of an expected forfeiture rate on a graded-vesting basis over the requisite service period of the award, which is generally the option vesting term of one or four years. Prior to the adoption of SFAS 123R, the Company accounted for common stock options granted to employees using the intrinsic value method as prescribed by Accounting Principles Board (“APB”) No. 25 “Accounting for Stock Issued to Employees” and related interpretations, and thus, recognized compensation expense for options granted with exercise prices less than the fair value of the Company’s common stock on the date of the grant. Other stock-based compensation expense for options granted to non-employees has been determined in accordance with SFAS 123 and Emerging Issues Task Force (“EITF”) 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. The measurement of other stock-based compensation to non-employees is subject to periodic adjustment as the underlying awards vest. As such, changes to these measurements could be substantial should the Company experience significant changes in its stock price.

Income Taxes

In July 2006, the FASB released the Final Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also requires additional disclosure of the beginning and ending unrecognized tax benefits and details regarding the uncertainties that may cause the unrecognized benefits to increase or decrease within a twelve month period.

As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits including no accrued amounts for interest and penalties. At the adoption date of January 1, 2007, the Company had approximately $5.3 million of unrecognized tax benefits related to research and development credits.

The Company’s policy will be to recognize interest and penalties related to income taxes in income tax expense. The Company is subject to income tax examinations for US income taxes and state income taxes from 2003 and 2002, respectively, forward. The Company does not anticipate that total unrecognized tax benefits will significantly change prior to March 31, 2008.

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

For the three months ended March 31, 2007 and 2006, the Company recognized revenue related to the Roche Agreement of approximately $2.2 million and $2.7 million, respectively. Such amounts, excluding the ratable portion of up-front fees and milestone payments, approximated research and development expenses incurred under the Roche Agreement. Included in contract revenues for March 31, 2007 and 2006 was approximately $0.7 million and $0.8 million, respectively, related to the ratable portion of the $25.0 million up-front fee that is being recognized over the estimated clinical development period for product candidates in clinical trials. In the first quarter of 2007, upon the decision to advance KOS-1584 into Phase 2 clinical trials, the Company determined that the estimated clinical development period extended from 2009 to 2012. The change in this estimate as of March 1, 2007, has resulted in a further deferral of the unrecognized portion of the up-front fee. At March 31, 2007, the unrecognized portion of the up-front fee was $8.2 million. Any future changes in the estimate will result in either an acceleration or further deferral of the related revenue recognition. The Company’s research and development expenses do not reflect the costs incurred by Roche associated with the clinical trials it is conducting in connection with the Company’s epothilone program.

KOSAN BIOSCIENCES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)

(unaudited)

Pfizer

In December 2006, the Company entered into an exclusive license agreement (the “Pfizer Agreement”) with Pfizer Inc. under which the Company granted to Pfizer a worldwide exclusive license to its motilin agonist program. Under the terms of the Pfizer Agreement, Pfizer and the Company agreed to collaborate on filing of regulatory documents for the initiation of a Phase 1 clinical trial of the Company’s clinical candidate, KOS-2187. Pfizer will be responsible for all development, regulatory and commercial activities related to the motilin agonist program. The Company received an up-front fee of $12.5 million in December 2006 and is eligible to receive milestone payments for the successful development and commercialization of licensed compounds, including milestone payments for achieving certain sales amounts, as well as royalties on worldwide sales. For the three months ended March 31, 2007, the Company recognized revenue of approximately $10.7 million related to remaining amortization of the up-front fee upon the Company fulfilling its obligations leading up to initiation of phase 1 clinical trials.

License Agreements

The Company has collaborative and license agreements with several academic, government and medical institutions. Included in research and development expenses were fees incurred in connection with these agreements of approximately $92,000 and $77,000 for the three months ended March 31, 2007 and 2006, respectively.

3. Comprehensive Income

For the three months ended March 31, 2007 and 2006, comprehensive income (loss) was as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Net income (loss)	$2,744	$(10,581)
Change in unrealized gain on available-for-sale securities	2	87

Comprehensive income (loss)	$2,746	$(10,494)

4. Equipment Financing

The Company finances certain equipment and facility improvements under debt obligations with terms of 48 months. In April 2004, the Company entered into a $3.5 million equipment line of credit agreement, all of which had been fully utilized as of March 31, 2007. The interest rates of each of the loans are fixed at the time of the draw down, with the interest rates ranging from 6.31% to 9.09%. Obligations under the loans are secured by the assets financed under the loans.

KOSAN BIOSCIENCES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)

(unaudited)

5. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2007	December 31, 2006
Research and development-related	$3,432	$3,538
Compensation-related	876	1,564
Professional services	482	486
Facilities-related	540	508
Other	150	235

	$5,480	$6,331

6. Stockholders’ Equity

In February 2007, the Company completed a registered direct public offering of 7,000,000 shares of common stock at a public offering price of $6.50 per share. The Company received approximately $42.3 million in net proceeds after placement agent fees and other offering costs.

KOSAN BIOSCIENCES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)

(unaudited)

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements about:

•	our strategy, including our plans with respect to presenting clinical data and initiating clinical trials;

•	our research and development programs, including clinical testing;

•	sufficiency of our cash resources;

•	revenues from partnering arrangements;

•	our research and development and other expenses; and

•	our operations and legal risks.

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

The name Kosan Biosciences Incorporated, our logo and all other Kosan names are our trademarks. All other trademarks or brand names appearing in this Quarterly Report are the property of their respective holders.

Overview

We are a cancer therapeutics company focused on advancing two new classes of anticancer agents through clinical development: Hsp90 inhibitors and epothilones. The following is the status of our product candidates.

KOSAN BIOSCIENCES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)

(unaudited)

Hsp90 Inhibitors

Tanespimycin

Our proprietary formulations of tanespimycin are in Phase 1 and 2 clinical trials, primarily for multiple myeloma in combination with Velcade, for HER2-positive metastatic breast cancer in combination with Herceptin and as monotherapy for melanoma. In mid-2007, we expect to present data from a Phase 1b clinical trial of tanespimycin in multiple myeloma in combination with Velcade and a Phase 2 clinical trial of tanespimycin in metastatic melanoma. Our Tanespimycin in Myeloma Evaluation, or “TIME,” clinical program includes TIME-1, a Phase 3 pivotal study of tanespimycin in combination with Velcade in first-relapse patients with multiple myeloma, which we expect to initiate in the fourth quarter of 2007 or the first quarter of 2008, and TIME-2, a Phase 2/3 study of tanespimycin in combination with Velcade in patients with relapsed refractory multiple myeloma, which we expect to initiate in the third quarter of 2007.

Alvespimycin

Intravenous and oral formulations of a second-generation Hsp90 inhibitor, alvespimycin HCl, are currently in Phase 1 clinical trials. In mid-2007, we expect to present data from a Phase 1b clinical trial of intravenous alvespimycin in combination with Herceptin in patients with solid tumors as well as interim results from a Phase 1 clinical trial of oral alvespimycin in solid tumors. We intend to initiate a Phase 2 clinical trial of alvespimycin as monotherapy in patients with metastatic breast cancer and a Phase 2/3 clinical trial investigating the combination of alvespimycin and Herceptin in patients with HER2-positive metastatic breast cancer in the second half of 2007.

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

We have incurred significant losses since our inception. As of March 31, 2007, our accumulated deficit was $157.6 million. We expect to incur additional operating losses over the next several years as we continue to advance our product candidates into and through clinical trials.

We believe that our existing cash and investment securities and anticipated cash flow from our existing collaboration with Roche will be sufficient to support our current operating plan into the first half of 2009. We expect that additional financing will be required in order to fund our operations.

Critical Accounting Policies

Critical accounting policies are those that require significant judgment and/or estimates by management at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. We consider certain accounting policies related to revenue recognition, clinical trial accruals and stock-based compensation to be critical policies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for our making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The basis of our current estimates or assumptions has not changed since we filed our Annual Report on Form 10-K for the year ended December 31, 2006 with the Securities and Exchange Commission on March 16, 2007. Since December 31, 2006, we have not made any significant changes to either our policies or any significant estimates or assumptions.

Results of Operations

Revenues

Revenues for the quarters ended March 31, 2007 and 2006 were approximately $12.9 million and $3.0 million, respectively. Revenues in 2007 consisted primarily of contract revenues recognized under our agreements with Roche and Pfizer. Revenue in 2006 consisted primarily of contract revenue under our agreement with Roche.

	Three Months Ended March 31,
	2007	2006	% Change
	(in thousands, except percentages)
Contract revenue	$12,918	$2,732	373%
Grant revenue	—	229	-100%

Total revenues	$12,918	$2,961	336%

Total revenues increased by approximately 336%, or $10.0 million, for the three months ended March 31, 2007, compared to the same period last year. The increase for the three month period was primarily due to amortization of the remaining $12.5 million up-front fee from Pfizer received in December 2006, partially offset by lower contract revenue from Roche for KOS-862. As of March 31, 2007, we had fully amortized the Pfizer up-front fee and, as a result, we do not expect to recognize any further contract revenue related to the amortization of this fee. In February 2007, Roche and we jointly made a decision to advance KOS-1584 into later stage clinical trials. In the first quarter of 2007, we determined that the estimated clinical development period resulting from this decision would be extended from 2009 to 2012. We expect that our contract revenues from Roche will increase over the next several quarters as Phase 2 clinical trials are initiated with KOS-1584. If we do not maintain our agreement with Roche, our revenues will significantly decrease unless we enter into additional collaborations that provide substantial new revenues.

Research and Development Expenses

Our research and development expenses were approximately $9.0 million and $11.4 million for the three months ended March 31, 2007 and 2006, respectively. Our research and development activities consist primarily of salaries and other personnel-related expenses, clinical trial-related services performed by clinical research organizations and research organizations and research institutions and other outside service providers, licensing-related expenses, lab consumables, services performed by clinical research organizations and research institutions, contract manufacturers and other outside service providers. We group these activities into two major categories: “research and preclinical” and “clinical development.” We are unable to estimate the nature, timing or costs to complete our research and development projects, or when material net cash inflows to us could be expected to commence, if ever, due to the numerous risks and uncertainties associated with developing pharmaceutical products. These risks and uncertainties include those discussed in this report in Part II, Item 1A “Risk Factors.”

	Three months ended March 31,			Inception - March 31, 2007
	2007	2006	% Change
	(In thousands, except for percentages)
Clinical development
Epothilones	$1,767	$2,427	-27%	$58,935
Hsp90 inhibitors	4,236	4,089	4%	35,990

Total clinical development	6,003	6,516	-8%	94,925
Research and preclinical (1)	2,987	4,834	-38%	154,120

Total research and development	$8,990	$11,350	-21%	$249,045

(1)	“Research and preclinical” constitutes research and development costs for our early stage programs in the areas of cancer, gastrointestinal motility and technology development. Expenses for the three months ended March 31, 2007 and 2006, includes allocated personnel-related expenses of approximately $1.4 million and $2.3 million, allocated facility-related expenses of approximately $0.9 million and $1.3 million and allocated lab consumables of $0.1 million and $0.2 million, respectively. Expenses for the period from inception through March 31, 2007, includes allocated personnel-related expenses of approximately $76.0 million, allocated facility-related expense of approximately $38.2 million and allocated lab consumables of $10.4 million. For product candidates that are in preclinical development, the timing of an IND filing varies significantly and is difficult to predict and therefore not reflected in the table above.

The decrease of 21%, or approximately $2.4 million, in research and development expenses for the three months ended March 31, 2007 compared to the same period in 2006 was the result of the following:

•

a decrease of approximately $1.9 million in preclinical and research costs, primarily related to one-time organization related expenses and a reduction in investment in certain early-stage research programs; and

•

a decrease of approximately $0.5 million in clinical costs, primarily related to costs associated with KOS-862 trials and the timing of manufacturing expenses for clinical materials to support our Hsp90 and epothilone programs in the first quarter of 2006, partially offset by increased clinical costs in the Hsp90 inhibitor program, including costs associated with the planned initiation of clinical trials in our TIME clinical program.

We intend to initiate our TIME clinical program studying tanespimycin in multiple myeloma in the third quarter of 2007 and Phase 2 clinical trials of intravenous alvespimycin in HER2-positive metastatic breast cancer in the second half of 2007. We also intend to initiate Phase 2 clinical trials of KOS-1584 in the second half of 2007. The preparation for, and initiation of, these clinical trials will result in an increase in our research and development expenses over the next several quarters.

Roche is funding all of the current and planned KOS-1584 clinical trial costs. We are responsible, at our cost, to supply tanespimycin and alvespimycin for clinical trials sponsored by the NCI under the CRADAs, and the NCI is responsible for substantially all of the remaining costs of these trials through Phase 2. In addition, we are sponsoring other clinical trials of tanespimycin and alvespimycin at our sole expense. Our research and development expenses do not reflect the costs incurred by our partners, Roche or the NCI, associated with the clinical trials they are conducting in connection with our epothilone and Hsp90 inhibitor programs, respectively.

General and Administrative Expenses

	Three Months Ended March 31,
	2007	2006	% Change
	(in thousands, except percentage)
General and administration	$2,151	$2,559	-16%

For the three months ended March 31, 2007, general and administrative expenses decreased by 16%, or approximately $0.4 million, compared to the same period in 2006, primarily due to one-time organization related expenses in the first quarter of 2006, partially offset by an increase in non-cash stock-based compensation expense. We expect our general and administrative expenses to increase over the next several quarters to support our operations.

Other Income, Net

	Three Months Ended March 31,
	2007	2006	% Change
	(in thousands, except percentages)
Interest income	$1,026	$433	137%
Interest expense	(59)	(66)	-11%

Other income, net	$967	$367	163%

Interest income increased to approximately $1.0 million for the three months ended March 31, 2007 from approximately $0.4 million for the same period in 2006. The increase resulted from higher average investment balances in 2007 compared to 2006 and higher returns in the current interest rate environment. Interest expense of approximately $0.1 million for the three months ended March, 31, 2007 approximated interest expense in 2006.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through sales of our equity securities, contract payments received under our collaboration and license agreements and government grant awards, interest income and equipment financing arrangements. As of March 31, 2007, we had received approximately $221.2 million from the sales of equity securities, approximately $127.0 million from contract payments received under our collaboration and license agreements and government grant awards, approximately $19.4 million from interest income and approximately $14.9 million from equipment financing arrangements since inception. As of March 31, 2007, we had approximately $99.1 million in cash, cash equivalents, restricted cash and investments, compared to approximately $64.1 million as of December 31, 2006. Our funds are currently invested in government agency and corporate obligations.

Cash used in operating activities was approximately $8.3 million for the three months ended March 31, 2007, compared to approximately $9.6 million for the same period last year. Our net income of approximately $2.7 million for the three months ended March 31, 2007 included non-cash revenue of $10.7 million related to the amortization of our up front payment received from Pfizer in December 2006, and non-cash charges of approximately $1.5 million related to stock-based compensation, depreciation and amortization of investment premiums and discounts. Cash used in operating activities for the same period in 2006 was primarily used to fund the net loss of $10.6 million, partially offset by non-cash charges of approximately $1.2 million related to stock-based compensation, depreciation and amortization of investment premiums and discounts.

Cash used in or provided by investing activities, excluding changes in our investments, was approximately $45,000 for the three months ended March 31, 2007, compared to approximately $0.2 million for the same period in 2006, due to lower capital spending for the three months ended March 31, 2007 as compared to the same period in 2006.

Cash provided by financing activities was approximately $43.3 million for the three months ended March 31, 2007, compared to approximately $32,000 for the same period in 2006. Financing activities for the three months ended March 31, 2007 included cash inflows of approximately $0.7 million of equipment debt financing and approximately $43.0 million in net proceeds from the sale of our common stock in our February 2007 registered direct public offering of 7,000,000 shares, stock option exercises and stock purchases made under our 2000 Employee Stock Purchase Plan, offset by cash outflows of approximately $0.4 million of scheduled payments on new and existing debt. Financing activities for the three months ended March 31, 2006 included cash inflows of approximately $0.3 million of equipment debt financing and approximately $0.3 million in proceeds from the sale of our common stock related to stock option exercises and stock purchases made under our 2000 Employee Stock Purchase Plan, offset by cash outflows of approximately $0.6 million of scheduled payments on new and existing debt.

In April 2004, we entered into a $3.5 million equipment line of credit agreement for facility improvements and capital purchases, which expired in April 2007. As of March 31, 2007, we had fully utilized the line.

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

We expect that additional financing will be required to fund operations. We expect to finance future cash needs through the sale of equity securities, debt financings, additional collaboration or licensing arrangements or any combination of the foregoing or other arrangements. We may, pursuant to two shelf registration statements on Form S-3, sell approximately $26.0 million of our common stock, plus an additional approximately $5.2 million that we could sell under immediately effective related registration statements.

We filed a resale registration statement covering the resale of 6,879,868 shares issuable pursuant to the committed equity financing facility (“CEFF”) with Kingsbridge and 285,000 shares underlying the warrant at an exercise price of $4.94 issued to Kingsbridge in connection with our CEFF. We have the availability to sell under the CEFF up to $47.0 million of common stock in the future, subject to certain conditions.

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

Contractual Obligations

As of March 31, 2007, our obligations and commitments to make future payments under contracts such as debt and lease agreements were as follows:

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)
Equipment financing obligations	$2,727	$1,424	$1,141	$162	$—
Operating leases	7,222	1,637	2,159	2,312	1,114

Total contractual cash obligations	$9,949	$3,061	$3,300	$2,474	$1,114

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investments to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and investment-grade corporate obligations. Although changes in interest rates may affect the fair value of our portfolio and cause unrealized gains and losses, such gains and losses would not be realized unless the investments were sold prior to maturity. Through our money managers, we maintain risk management control systems to monitor interest rate risk. The risk management control systems use analytical techniques, including sensitivity analysis. If market interest rates were to increase by 100 basis points, or 1%, at March 31, 2007 and December 31, 2006 rates, the fair value of our portfolio on that date would decline by approximately $0.2 million and $0.1 million, respectively.

The following table represents the fair value balance of our cash and cash equivalents, short-term investments, and restricted cash and long-term investments that are subject to interest rate risk by year of expected maturity and average interest rates as of March 31, 2007.

	2007	2008
	(in thousands, except %)

Cash and cash equivalents	$60,419	—
Average interest rate	5.23%	—

Short-term investments	$26,308	$7,464
Average interest rate	5.32%	5.26%

Restricted Cash and Long-term investments	—	$4,948
Average interest rate	—	4.38%

We did not hold any derivative instruments as of March 31, 2007, and we have never held such instruments in the past. In addition, we had outstanding debt, consisting of borrowings under equipment financings, of approximately $2.5 million as of March 31, 2007, with a range of annual interest rates from 6.31% to 9.09%.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of March 31, 2007, our chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective.

Changes in Internal Controls over Financial Reporting. There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We have marked with an asterisk (*) those risk factors below that reflect substantive changes from the risk factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2007.

We have a history of net losses and may never become profitable.*

We commenced operations in 1996 and are still developing our product candidates. We have not commercialized any products, and we have incurred significant losses to date. We have a history of net losses and as of March 31, 2007 we had an accumulated deficit of approximately $157.6 million. To date, our revenues have been primarily from partnering arrangements and government grant awards. Our expenses have consisted principally of costs incurred in research and development and from general and administrative costs associated with our operations. We expect our expenses to increase and to continue to incur operating losses for at least the next several years as we continue our research and development efforts for our product candidates and research programs. The amount of time necessary to successfully commercialize any of our product candidates is long and uncertain, and successful commercialization may not occur at all. As a result, we may never become profitable.

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

If we are unable to raise sufficient funds when needed, we may be required to delay, scale back or eliminate some or all of our research or development programs; lose rights under existing licenses; or relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Insufficient funds may adversely affect our ability to operate as a going concern. See Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Result of Operations.”

We believe that our existing cash and investment securities, anticipated cash flow from our existing collaboration with Roche and net proceeds from our offering of common stock in February 2007 will be sufficient to support our current operating plan into the first half of 2009, although we may choose to obtain additional financing from time to time. We have based this estimate on assumptions that may prove to be wrong. Our future capital uses and requirements depend on numerous forward-looking factors, including the following:

•	our ability to establish any new partnering arrangements, our rights and obligations under any new partnering arrangements and our ability to generate revenues under any new partnering arrangements;

•	the extent to which clinical and other development activities are funded or conducted by our current partners, Roche, Pfizer and the NCI;

•	our ability to sell shares of our common stock or other securities, including under our CEFF with Kingsbridge;

•	the progress, success and costs of preclinical testing and clinical trials of our product candidates;

•	any acceleration or expansion of our clinical development plans;

•	our ability to maintain or extend our existing partnering arrangements with Roche, Pfizer and the NCI;

•	the progress, number and costs of our research programs;

•	the costs and timing of obtaining, enforcing and defending patent and other intellectual property rights;

•	any need to obtain licenses to additional patents or other intellectual property in order to use, import, manufacture, market or sell our product candidates;

•	any need to expand our manufacturing capabilities; and

•	expenses associated with any possible future litigation.

Our committed equity financing facility with Kingsbridge may not be available to us if we elect to make a draw down, may require us to make additional “blackout” or other payments to Kingsbridge and may result in dilution to our stockholders.*

In July 2006, we entered into a CEFF with Kingsbridge. The CEFF entitles us to sell and obligates Kingsbridge to purchase, from time to time through September 25, 2009, shares of our common stock for cash consideration up to an aggregate of $47.0 million as of March 31, 2007, subject to certain conditions and restrictions. Kingsbridge will not be obligated to purchase shares under the CEFF unless certain conditions are met, which include a minimum price for our common stock; the accuracy of representations and warranties made to Kingsbridge; compliance with laws; and the effectiveness of a registration statement registering for resale the shares of common stock to be issued in connection with the CEFF. In addition, among other termination rights, Kingsbridge is permitted to terminate the CEFF by providing written notice to us within 10 trading days after it obtains actual knowledge that an event has occurred resulting in a material and adverse effect on our business, operations, properties or financial condition. If we are unable to access funds through the CEFF, or if Kingsbridge terminates the CEFF, we may be unable to access capital on favorable terms, or at all.

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

If we are unable to recruit and retain skilled employees and consultants, we may not be able to successfully operate our business.*

Retaining our current management and other employees and recruiting qualified personnel to perform future research, manufacturing, development and other work will be critical to our success. None of our employees has employment commitments for any fixed period of time and could leave our employment at will. Competition is intense among biotechnology, pharmaceutical and healthcare companies, universities and non-profit research institutions for experienced scientists and other personnel, and we may not be able to retain or recruit sufficient skilled personnel on acceptable terms to allow us to develop our product candidates and research programs, which would likely have an adverse effect on our business.

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

We do not know whether clinical trials of our product candidates will begin on time or whether any of our clinical trials will be completed on schedule, or at all. We may plan and initiate clinical trials before final data from earlier studies have been collected and analyzed because it takes a significant amount of time and effort to plan and initiate clinical trials and because of the length of time it takes to successfully develop a product candidate. Consequently, we may need to modify, suspend, cancel or terminate clinical trials based on results from earlier studies. We also do not know whether clinical trials will indicate that an earlier-stage compound or formulation will be more appropriate for clinical and commercial development than a compound or formulation that is at a later stage of clinical development, and therefore result in extended timelines as well as increased development costs. For example, Roche and we decided in February 2007 to cease development of KOS-862 in favor of further development of our second-generation epothilone product candidate, KOS-1584, and in May 2007, we decided to change the formulation for tanespimycin to our injectable suspension formulation. Negative or inconclusive results or adverse medical events during a clinical trial could cause a clinical trial to be suspended, terminated or repeated. Certain of the clinical trials of our product candidates are or may in the future be designed to include two stages, with the decision whether to proceed to the second stage dependent on results obtained in the first stage. Failure to achieve predetermined response rates as defined in the protocol may result in the decision not to proceed into the second stage of the trial.

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

•	a decision by the FDA or other regulatory authorities to require suspension or modification of a clinical trial.

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

We rely on third parties to conduct our clinical trials, and those third parties may not perform satisfactorily.*

We do not have the ability to independently conduct clinical trials for our products, and we rely on third parties such as contract research organizations, laboratory testing companies, medical institutions and clinical investigators to perform this function. We also rely on Pfizer to conduct all clinical trials for our motilin agonist program, including KOS-2187, and the NCI to conduct certain clinical trials for tanespimycin and alvespimycin, and we may rely on Roche to conduct future clinical trials for KOS-1584. We may rely on future partners to conduct clinical trials for our product candidates. If any of these third parties do not successfully carry out their obligations or meet expected deadlines, clinical trials may be extended, delayed, suspended or terminated, data generated from clinical trials may not be acceptable to the FDA or other regulatory authorities and our product candidates may not receive regulatory approval or be successfully commercialized.

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

Manufacturing difficulties could delay or preclude commercialization of our products and substantially increase our expenses.*

We currently use contract manufacturers to make tanespimycin and alvespimycin active pharmaceutical ingredients. We currently formulate the final drug product for tanespimycin injectable suspension at our facilities and expect to use a contract manufacturer to do so in the future. We currently use a contract manufacturer to formulate the final drug product for alvespimycin. The NCI formulates the final drug product for alvespimycin and the formulation of tanespimycin being studied by it under our cooperative research and development agreements, or CRADAs. We maintain a limited inventory of tanespimycin and alvespimycin drug product at our facilities in Hayward, California, and we also maintain a limited inventory at the facilities of an outside contractor. The NCI is not obligated to maintain an inventory of either the active pharmaceutical ingredient or formulated drug product for alvespimycin or the formulation of tanespimycin being studied by the NCI under our CRADA. In our epothilone program, we rely on contract manufacturers for the active pharmaceutical ingredient for KOS-1584. Drug product for KOS-1584 is formulated by an outside contractor. We maintain limited inventories of formulated drug product for KOS-1584 at our facilities in Hayward, California and at the facilities of an outside contractor.

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

We face intense competition from pharmaceutical companies, biotechnology companies and academic groups.*

We face, and will continue to face, intense competition from organizations such as biotechnology and pharmaceutical companies, as well as academic and research institutions and government agencies, that are pursuing competing technologies and products. These organizations may develop or currently possess technologies or products that are superior alternatives to ours. For example, companies with competing Hsp90 inhibitors include Biogen Idec Inc., which has initiated Phase 1 clinical trials in solid tumors with its intravenous formulation of tanespimycin and its oral synthetic Hsp90 inhibitor and has announced that it expects to initiate Phase 2 clinical trials in 2007; Infinity Pharmaceuticals, which, in collaboration with MedImmune, Inc., has initiated a Phase 1/2 clinical trial of its intravenous Hsp90 inhibitor in non-small cell lung cancer and a Phase 1 clinical trial in gastrointestinal stromal tumors and expects to initiate clinical trials with its oral formulation in the second half of 2007; Abraxis BioScience, Inc., which plans to submit an IND in the second half of 2007 for its nanoparticle formulation of tanespimycin; Vernalis plc, which has announced that it has selected an intravenous and an oral Hsp90 inhibitor preclinical development candidate in collaboration with Novartis AG and expects to initiate Phase 1 clinical trials in mid-2007; Serenex, Inc., which has announced plans to initiate Phase 1 clinical trials for its oral Hsp90 inhibitor in the second quarter of 2007; and Synta Pharmaceuticals Corp., which announced plans to file an IND for its Hsp90 inhibitor in 2007, as well as other companies reported to be pursuing Hsp90 inhibitors. Competing epothilones in clinical development include those being developed by Bristol-Myers Squibb Company, which is reported to be in Phase 3 clinical trials; Novartis AG, which is reported to be in Phase 3 clinical trials; and Schering AG, which is reported to be in Phase 2 clinical trials. Gastrointestinal motility competitors include Chugai Pharmaceuticals, whose motilide agonist is reported to be in Phase 2 clinical trials. Thus, it is possible that, even if we are successful in developing any of our product candidates, one or more compounds of our competitors will be approved and marketed before our own. This could place our partners and us at a significant disadvantage and could prevent us from realizing significant commercial benefit from such compounds. Further, our competitors in the polyketide gene-engineering field may be more effective at implementing their technologies to develop commercial products or may hold or develop patents or other proprietary rights that may prevent us from practicing our technologies and pursuing our programs.

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

Our stock price has been, and may continue to be, extremely volatile.*

The trading price of our common stock has been, and is likely to continue to be, highly volatile. During the period from April 1, 2006 through March 31, 2007, our common stock traded between $2.88 and $7.35 on the Nasdaq Global Market. The trading price of our common stock could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

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

Item 5: Other Information

None.

Item 6: Exhibits

Exhibit No.

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws of Registrant. (2)

4.1	Form of Specimen Common Stock Certificate. (3)

4.2	Third Amended and Restated Registration Rights Agreement, dated March 30, 2000, between Registrant and certain stockholders. (3)

4.3	Registrant’s Certificate of Designation of Series A Junior Preferred Stock. (4)

4.4	Warrant for the purchase of shares of common stock, dated July 19, 2006, issued by the Registrant to Kingsbridge Capital Limited. (5)

4.5	Registration Rights Agreement, dated July 19, 2006, by and between the Registrant and Kingsbridge Capital Limited. (5)

10.34	Amendment No. 1 to Common Stock Purchase Agreement between the Registrant and Kingsbridge Capital Limited, dated January 24, 2007. (6)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification by the Chief Executive Officer and the Chief Financial Officer of Kosan Biosciences Incorporated, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United Stated Code (18 U.S.C. 1350). (7)

(1)	Incorporated herein by reference to an exhibit of our quarterly report on Form 10-Q for the period ended June 30, 2001.
(2)	Incorporated herein by reference to an exhibit of our quarterly report on Form 10-Q for the period ended June 30, 2003.
(3)	Incorporated herein by reference to an exhibit of our Registration Statement on Form S-1, Registration No. 333-33732.
(4)	Incorporated by reference to an exhibit of our current report on Form 8-K filed on October 15, 2001.
(5)	Incorporated by reference to an exhibit of our current report on Form 8-K filed on July 25, 2006.
(6)	Incorporated by reference to an exhibit of our annual report on Form 10-K filed on March 16, 2007.
(7)	This certification “accompanies” the Quarterly Report on Form 10-Q to which it relates, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Kosan Biosciences Incorporated under the Securities Act or the Exchange Act (whether made before or after the date of the Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kosan Biosciences Incorporated

May 10, 2007	By:	/s/ Robert G. Johnson, Jr.
Robert G. Johnson, Jr., M.D., Ph.D.
President and Chief Executive Officer

May 10, 2007	By:	/s/ Gary S. Titus
Gary S. Titus
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws of Registrant. (2)

4.1	Form of Specimen Common Stock Certificate. (3)

4.2	Third Amended and Restated Registration Rights Agreement, dated March 30, 2000, between Registrant and certain stockholders. (3)

4.3	Registrant’s Certificate of Designation of Series A Junior Preferred Stock. (4)

4.4	Warrant for the purchase of shares of common stock, dated July 19, 2006, issued by the Registrant to Kingsbridge Capital Limited. (5)

4.5	Registration Rights Agreement, dated July 19, 2006, by and between the Registrant and Kingsbridge Capital Limited. (5)

10.34	Amendment No. 1 to Common Stock Purchase Agreement between the Registrant and Kingsbridge Capital Limited, dated January 24, 2007. (6)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification by the Chief Executive Officer and the Chief Financial Officer of Kosan Biosciences Incorporated, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United Stated Code (18 U.S.C. 1350). (7)

(1)	Incorporated herein by reference to an exhibit of our quarterly report on Form 10-Q for the period ended June 30, 2001.
(2)	Incorporated herein by reference to an exhibit of our Quarterly Report on Form 10-Q for the period ended June 30, 2003.
(3)	Incorporated herein by reference to an exhibit of our Registration Statement on Form S-1, Registration No. 333-33732.
(4)	Incorporated by reference to an exhibit of our current report on Form 8-K filed on October 15, 2001.
(5)	Incorporated by reference to an exhibit of our current report on Form 8-K filed on July 25, 2006.
(6)	Incorporated by reference to an exhibit of our annual report on Form 10-K filed on March 16, 2007.
(7)	This certification “accompanies” the Quarterly Report on Form 10-Q to which it relates, pursuant to Section 906 of the Sarbanes Oxley Act of 2002, and is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Kosan Biosciences Incorporated under the Securities Act or the Exchange Act (whether made before or after the date of the Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.