Form 10-Q
period 2007-06-30
KOSAN BIOSCIENCES INC
filed 2007-08-09
CIK 1110206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2007

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from to .

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.001 par value; 42,526,428 shares outstanding at July 31, 2007.

KOSAN BIOSCIENCES INCORPORATED

Form 10-Q

Quarter Ended June 30, 2007

PART I. FINANCIAL INFORMATION

Item 1:	Financial Statements

KOSAN BIOSCIENCES INCORPORATED

CONDENSED BALANCE SHEETS

(in thousands)

	June 30, 2007	December 31, 2006 (1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$39,012	$35,655
Short-term investments	52,440	27,483
Accounts receivable	1,964	1,152
Prepaid and other current assets	987	907

Total current assets	94,403	65,197

Restricted cash	949	949
Property and equipment, net	4,119	4,801
Other assets	240	240

Total assets	$99,711	$71,187

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,896	$1,323
Accrued liabilities	9,323	6,331
Current portion of deferred revenue	1,428	13,992
Current portion of equipment loans	1,091	1,289

Total current liabilities	13,738	22,935

Deferred revenue, less current portion	6,425	5,599
Equipment loans, less current portion	986	899

Stockholders’ equity:
Common stock	43	35
Additional paid-in capital	246,882	202,016
Accumulated other comprehensive (loss) income	(13)	9
Accumulated deficit	(168,350)	(160,306)

Total stockholders’ equity	$78,562	41,754

Total liabilities and stockholders’ equity	$99,711	$71,187

(1)	The balance sheet data at December 31, 2006 has been derived from the audited financial statements at that date.

See accompanying notes.

KOSAN BIOSCIENCES INCORPORATED

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Contract revenue	$2,206	$2,586	$15,124	$5,318
Grant revenue	—	80	—	309

Total revenues	2,206	2,666	15,124	5,627

Operating expenses:
Research and development (including charges for stock-based compensation of $433 and $232 in the three months ended June 30, 2007 and 2006, respectively, and $1,000 and $574 in the six months ended June 30, 2007 and 2006, respectively)	12,092	8,300	21,082	19,650
General and administrative (including charges for stock-based compensation of $366 and $206 in the three months ended June 30, 2007 and 2006, respectively, and $851 and $399 in the six months ended June 30, 2007 and 2006, respectively)	2,052	1,542	4,203	4,101

Total operating expenses	14,144	9,842	25,285	23,751

Loss from operations	(11,938)	(7,176)	(10,161)	(18,124)
Other income, net	1,150	387	2,117	754

Net loss	$(10,788)	$(6,789)	$(8,044)	$(17,370)

Basic and diluted net loss per common share	$(0.25)	$(0.20)	$(0.20)	$(0.54)

Shares used in computing basic and diluted net loss per common share	42,525	34,386	40,813	31,880

See accompanying notes.

KOSAN BIOSCIENCES INCORPORATED

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2007	2006
Operating activities
Net loss	$(8,044)	$(17,370)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,119	1,190
Amortization of investment premiums and discounts	(321)	(43)
Stock-based compensation	1,851	973
Changes in assets and liabilities:
Accounts receivable	(812)	1,478
Prepaid and other current assets	(80)	195
Other assets	—	59
Accounts payable and accrued liabilities	3,565	(1,778)
Deferred revenue	(11,738)	(1,639)

Net cash used in operating activities	(14,460)	(16,935)

Investing activities
Acquisition of property and equipment	(437)	(233)
Purchase of investments	(46,708)	(26,534)
Proceeds from maturity of investments	22,050	27,900

Net cash (used in) provided by investing activities	(25,095)	1,133

Financing activities
Proceeds from issuance of common stock	43,023	24,391
Proceeds from equipment loans	678	270
Principal payments under equipment loans	(789)	(1,060)

Net cash provided by financing activities	42,912	23,601

Net increase in cash and cash equivalents	3,357	7,799
Cash and cash equivalents at beginning of period	35,655	18,750

Cash and cash equivalents at end of period	$39,012	$26,549

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

Kosan is a cancer therapeutics company focused on advancing two new classes of anticancer agents through clinical development: heat shock protein 90, or Hsp90, inhibitors and epothilones. Hsp90 inhibitors have a novel mechanism of action targeting multiple pathways involved in cancer cell growth and survival. The Company’s proprietary formulations of tanespimycin (KOS-953), are in Phase 1 and 2 clinical trials, primarily for multiple myeloma in combination with Velcade® (bortezomib), for HER2-positive metastatic breast cancer in combination with Herceptin® (trastuzumab) and as monotherapy for melanoma. In addition, intravenous and oral formulations of a second-generation Hsp90 inhibitor, alvespimycin HCl (KOS-1022), are being evaluated in Phase 1 clinical trials.

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

Kosan also has a motilin receptor agonist program for the stimulation of gastrointestinal movement, or GI motility. In December 2006, the Company established a worldwide exclusive license agreement with Pfizer Inc. for its motilin agonist program, including KOS-2187 and related compounds. Pfizer is responsible for all development, regulatory and commercial activities related to the motilin agonist program and has initiated Phase 1 clinical testing of KOS-2187 as a potential treatment of gastroesophageal reflux disease (“GERD”).

Kosan also has next-generation Hsp90 inhibitor, next-generation epothilone and nuclear export inhibitor programs for cancer that are undergoing preclinical evaluation. These programs are based on the use of Kosan’s technology to improve the structure of known polyketides and the efficiency of large-scale production. Kosan has funded its operations primarily through equity financing, contract payments under its collaboration agreements, equipment financing arrangements and government grants.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. The information as of June 30, 2007, and for the three and six months ended June 30, 2007 and 2006, reflects all adjustments (including normal recurring adjustments) that the management of the Company believes are necessary for a fair presentation of the results for the periods presented. Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 16, 2007.

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

The Company recognizes an impairment charge when the decline in the estimated fair value of a marketable security below the amortized cost is determined to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the duration of time during which the fair value has been less than its amortized cost, any adverse changes in the investees’ financial condition and associated downgrades to credit ratings and the Company’s intent and ability to hold the marketable security for a period of time sufficient to allow for any anticipated recovery in market value. For the six months ended June 30, 2007 and 2006, the Company did not recognize an impairment charge related to its investment securities.

Restricted Cash

The Company held a restricted investment consisting of a certificate of deposit of approximately $949,000 at June 30, 2007 and December 31, 2006. This investment is carried at fair value and is restricted as to withdrawal under a letter of credit agreement related to a facility lease.

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

Revenue Recognition

The Company generates revenue under collaborative agreements with pharmaceutical companies and in prior years under research grants from the National Institutes of Health. The arrangements may include up-front non-refundable fees, reimbursement for personnel and supply costs, milestone payments for the achievement of defined collaboration objectives and royalties on potential sales of commercialized products. The Company recognizes revenue under these arrangements when (i) persuasive evidence of an arrangement exists; (ii) delivery of the services, supplies or technology license has occurred; (iii) the price is fixed or determinable; and (iv) collectability is reasonably assured.

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

Research and Development

Research and development consists of costs incurred for Company-sponsored and collaborative research and development activities. These costs consist primarily of salaries and other personnel-related expenses, including associated stock-based compensation, facility-related expenses, licensing-related expenses, depreciation of facilities and equipment, lab consumables, services performed by clinical research organizations and research institutions, contract manufacturers and other outside service providers. Expenses related to clinical trials and drug manufacturing generally are accrued based on estimates of work performed or the level of patient enrollment and activities according to the planned protocols or agreements. The Company monitors planned protocols, work performed, patient enrollment levels and related activities to the extent possible and adjusts estimates accordingly. Research and development expenses under government grant awards and collaborative agreements approximated the revenue recognized, excluding milestone and up-front fees received under such arrangements.

KOSAN BIOSCIENCES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)

(unaudited)

1.	Organization and Summary of Significant Accounting Policies (continued)

Research and Development (continued)

The Company’s research and development expenses do not reflect the costs incurred by the Company’s partners, Roche, the National Cancer Institute (the “NCI”) or Pfizer, associated with the clinical trials they are conducting in connection with the Company’s epothilone, Hsp90 inhibitor and motilin receptor agonist programs, respectively.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) or “SFAS 123R”, “Share-Based Payment”, using the modified prospective transition method. SFAS 123R requires that the compensation cost relating to share-based payment transactions, including stock options and employee stock purchase plans, be recognized in the financial statements. Under this transition method, stock-based compensation expense is recognized for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, “Accounting for Stock-Based Compensation”. Stock-based compensation expense for all stock-based compensation awards granted after December 31, 2005 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs net of an expected forfeiture rate on a graded-vesting basis over the requisite service period of the award, which is generally the option vesting term of one or four years. Prior to the adoption of SFAS 123R, the Company accounted for common stock options granted to employees using the intrinsic value method as prescribed by Accounting Principles Board (“APB”) No. 25 “Accounting for Stock Issued to Employees” and related interpretations, and thus, recognized compensation expense for options granted with exercise prices less than the fair value of the Company's common stock on the date of the grant. Other stock-based compensation expense for options granted to non-employees has been determined in accordance with SFAS 123 and Emerging Issues Task Force (“EITF”) 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. The measurement of other stock-based compensation to non-employees is subject to periodic adjustment as the underlying awards vest. As such, changes to these measurements could be substantial should the Company experience significant changes in its stock price.

KOSAN BIOSCIENCES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)

(unaudited)

1.	Organization and Summary of Significant Accounting Policies (continued)

Income Taxes

Effective January 1, 2007, the Company adopted FASB Interpretation No. (“FIN”) 48 “Accounting for Uncertainty in Income Taxes”. FIN 48 prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also requires additional disclosure of the beginning and ending unrecognized tax benefits and details regarding the uncertainties that may cause the unrecognized benefits to increase or decrease within a twelve month period. The Company did not recognize any material adjustment in its liability for unrecognized income tax benefits upon the adoption of FIN 48, including any amounts for interest and penalties. The Company had approximately $5.3 million of unrecognized tax benefits related to research and development credits at the date of adoption. The Company recognizes interest and penalties related to income taxes in income tax expense. The Company is subject to income tax examinations for Federal and State income taxes from 2003 and 2002, respectively, forward. The Company does not anticipate that total unrecognized tax benefits will significantly change within the following twelve month period.

Net Loss per Share

Basic and diluted net loss per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. The Company has excluded all outstanding stock options and warrants from the calculation of diluted net loss per common share because all such securities are antidilutive for all applicable periods presented. Diluted net loss per share is not presented separately as the Company is in a net loss position and including potentially dilutive securities in the loss per share computation would be antidilutive.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective beginning January 1, 2008. The Company is currently evaluating the impact of SFAS 157 on its financial statements.

In June 2007, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus on EITF No. 07-03, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities.” Under EITF 07-03, nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. Such amounts should be expensed as the related goods are delivered or services are performed. If the Company’s expectations change such that it does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. EITF 07-03 is effective for new contracts entered into beginning January 1, 2008. The Company is currently evaluating the impact of EITF 07-03 on its financial statements.

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

The Company recognized revenue related to the Roche Agreement of approximately $2.2 million and $2.6 million for the three months ended June 30, 2007 and 2006, respectively, and approximately $4.4 million and $5.3 million for the six months ended June 30, 2007 and 2006, respectively. Such amounts, excluding the ratable portion of up-front fees and milestone payments, approximated research and development expenses incurred under the Roche Agreement. Included in contract revenues was approximately $0.3 million and $0.8 million for the three months ended June 30, 2007 and 2006, respectively, and $1.0 million and $1.6 million for the six months ended June 30, 2007 and 2006, respectively, related to the ratable portion of the $25.0 million up-front fee that is being recognized over the estimated clinical development period for product candidates in clinical trials. In the first quarter of 2007, upon the decision to advance KOS-1584 into Phase 2 clinical trials, the Company determined that the estimated clinical development period extended from 2009 to 2012, resulting in a further deferral of the unrecognized portion of the up-front fee.

KOSAN BIOSCIENCES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)

(unaudited)

2.	Research and Development Agreements (continued)

Pfizer

In December 2006, the Company entered into an exclusive license agreement (the “Pfizer Agreement”) with Pfizer Inc. under which the Company granted to Pfizer a worldwide exclusive license to its motilin agonist program. Under the terms of the Pfizer Agreement, Pfizer and the Company agreed to collaborate on filing of regulatory documents for the initiation of a Phase 1 clinical trial of the Company’s clinical candidate, KOS-2187. Pfizer will be responsible for all development, regulatory and commercial activities related to the motilin agonist program. The Company received an up-front fee of $12.5 million in December 2006 and is eligible to receive milestone payments for the successful development and commercialization of licensed compounds, including milestone payments for achieving certain sales amounts, as well as royalties on worldwide sales. For the three and six months ended June 30, 2007, the Company recognized revenue of approximately $10.7 million related to the up-front fee.

License Agreements

The Company has collaborative and license agreements with several academic, government and medical institutions. Included in research and development expenses were fees incurred in connection with these agreements of approximately $10,000 and $38,000 for the three months ended June 30, 2007 and 2006, respectively, and $102,000 and $115,000 for the six months ended June 30, 2007 and 2006, respectively.

3.	Comprehensive Income

For the three and six months ended June 30, 2007 and 2006, comprehensive loss was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net loss	$(10,788)	$(6,789)	$(8,044)	$(17,370)
Unrealized gain (loss) on available-for-sale securities	(24)	4	(22)	91

Comprehensive loss	$(10,812)	$(6,785)	$(8,066)	$(17,279)

4.	Equipment Financing

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

KOSAN BIOSCIENCES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)

(unaudited)

5.	Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2007	December 31, 2006
Research and development-related	$6,677	$3,538
Compensation-related	1,323	1,564
Professional services	704	486
Facilities-related	560	508
Other	59	235

	$9,323	$6,331

6.	Stockholders’ Equity

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

Hsp90 Inhibitors

Tanespimycin

Our proprietary formulations of tanespimycin are in Phase 1 and 2 clinical trials, primarily for multiple myeloma in combination with Velcade, for HER2-positive metastatic breast cancer in combination with Herceptin and as monotherapy for melanoma. In June, at the 2007 annual meeting of the American Society of Clinical Oncology (“ASCO”), we presented updated data from a Phase 1b clinical trial of tanespimycin in multiple myeloma in combination with Velcade demonstrating antitumor activity and manageable toxicity. Our Tanespimycin in Myeloma Evaluation, or “TIME,” clinical program includes TIME-1, a Phase 3 pivotal study of tanespimycin in combination with Velcade in first-relapse patients with multiple myeloma, which we expect to initiate in the fourth quarter of 2007 or the first quarter of 2008, and TIME-2, a Phase 2/3 study of tanespimycin in combination with Velcade in patients with relapsed-refractory multiple myeloma, which we opened for enrollment of patients in the third quarter of 2007. At the ASCO annual meeting, we also presented initial data from a Phase 2 clinical trial of tanespimycin in metastatic melanoma demonstrating antitumor activity and manageable toxicity. We anticipate presenting updated data on tanespimycin in combination with Herceptin in HER2-positive metastatic breast cancer later in 2007.

Alvespimycin

Intravenous and oral formulations of a second-generation Hsp90 inhibitor, alvespimycin HCl, are currently in Phase 1 clinical trials. In June, at the ASCO annual meeting, we presented data from a Phase 1b clinical trial of intravenous alvespimycin in combination with Herceptin in patients with solid tumors, primarily HER2-positive metastatic breast cancer and ovarian cancer, demonstrating antitumor activity and manageable toxicity. We anticipate presenting updated data from this trial later in 2007. We intend to initiate a Phase 2 clinical trial of alvespimycin as monotherapy in patients with HER2-positive metastatic breast cancer later in 2007. We anticipate initiating a Phase 2/3 clinical trial investigating combination with Herceptin in patients with HER2-positive metastatic breast cancer. Our oral Phase 1 trial is ongoing on two schedules, daily and every other day dosing, and we plan to evaluate additional doses and schedules.

Epothilones

KOS-1584 is our epothilone anticancer clinical candidate that is being evaluated in dose-escalating Phase 1 clinical trials in patients with solid tumors. In June, at the 2007 ASCO annual meeting, we presented data from one of our KOS-1584 Phase 1 clinical trials, utilizing different dosing schedules, demonstrating antitumor activity and manageable toxicity in patients with solid tumors. We expect to initiate Phase 2 clinical trials with KOS-1584 later in 2007.

Our epothilone program is partnered with Roche through a global development and commercialization agreement, which requires Roche to fund all of the current and anticipated KOS-1584 clinical trials.

Other Programs

We also have a motilin receptor agonist program for the stimulation of gastrointestinal movement, or GI motility. In December 2006, we established a worldwide exclusive license agreement with Pfizer for our motilin agonist program, including KOS-2187 and related compounds. Pfizer is responsible for all development, regulatory and commercial activities related to the motilin agonist program. Pfizer has initiated Phase 1 clinical testing of KOS-2187 as a potential treatment for gastroesophageal reflux disease (“GERD”).

We also have next-generation Hsp90 inhibitor, next-generation epothilone and nuclear export inhibitor programs for cancer that are undergoing preclinical evaluation. These programs are also based on the use of our technology to improve the structure of known polyketides and the efficiency of large-scale production.

We have incurred significant losses since our inception. As of June 30, 2007, our accumulated deficit was $168.4 million. We expect to incur additional operating losses over the next several years as we continue to advance our product candidates into and through clinical trials.

We believe that our existing cash and investments and anticipated cash flow from our existing collaboration with Roche will be sufficient to support our current operating plan into the first half of 2009. We expect that additional financing will be required in order to fund our operations.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities as of the date of the financial statements. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the financial statements in the period they are determined. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates. The basis of our current estimates or assumptions has not significantly changed since we filed our Annual Report on Form 10-K for the year ended December 31, 2006 with the Securities and Exchange Commission on March 16, 2007, except as noted below.

Clinical Trial and Drug Manufacturing Accruals

Research and development expenditures are expensed as incurred. Our expenses related to clinical trials and drug manufacturing are based on estimates of the services received or efforts expended pursuant to contracts with multiple institutions, clinical research organizations, contract manufacturers and other service providers that conduct and manage clinical trial activities or drug manufacturing on our behalf. The financial terms of these agreements are established prior to the initiation of the related services, thus establishing the basis of our estimates. However, these terms may be subject to amendment due to changes in the scope and length of the related clinical trial or work performed. Expenses related to clinical trials and drug manufacturing generally are accrued based on estimates of work performed or the level of patient enrollment and activities according to the planned protocols or agreements. We monitor planned protocols, work performed, patient enrollment levels and related activities to the extent possible and adjust our estimates accordingly. All estimates may differ significantly from the actual amounts subsequently invoiced. No adjustments for material changes in estimates have been recognized in any period presented.

Income Taxes

Effective January 1, 2007, we adopted FASB Interpretation No. (“FIN”) 48 “Accounting for Uncertainty in Income Taxes”. FIN 48 prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also requires additional disclosure of the beginning and ending unrecognized tax benefits and details regarding the uncertainties that may cause the unrecognized benefits to increase or decrease within a twelve month period. We did not recognize any material adjustment in our liability for unrecognized income tax benefits upon the adoption of FIN 48, including any amounts for interest and penalties. We had approximately $5.3 million of unrecognized tax benefits related to research and development credits at the date of adoption. We recognize interest and penalties related to income taxes in income tax expense. We are subject to income tax examinations for Federal and State income taxes from 2003 and 2002, respectively, forward. We do not anticipate that total unrecognized tax benefits will significantly change within the following twelve month period.

Results of Operations

Revenues

Revenues were approximately $2.2 million and $15.1 million for the three and six months ended June 30, 2007, respectively, compared to approximately $2.7 million and $5.6 million for the same periods in 2006. Revenues in 2007 consisted primarily of contract revenues recognized under our agreements with Roche and Pfizer. Revenue in 2006 consisted primarily of contract revenue under our agreement with Roche.

(In thousands, except for percentages)	Three Months Ended June 30,		% Change	Six Month Ended June 30,		% Change
	2007	2006		2007	2006
Contract revenue	$2,206	$2,586	- 15%	$15,124	$5,318	184%
Grant revenue	—	80	- 100%	—	309	- 100%

Total revenues	$2,206	$2,666	- 17%	$15,124	$5,627	169%

Total revenues decreased by approximately 17%, or $0.5 million, for the three months ended June 30, 2007 compared to the same period in 2006. The decrease for the three month period is due to lower contract revenue from Roche, primarily from the extension of the amortization of our up-front fee. Total revenues increased by approximately 169%, or $9.5 million, for the six months ended June 30, 2007 compared to the same period last year. The increase for the six month period was primarily due to amortization of the remaining $10.7 million up-front fee from Pfizer recognized in 2007, partially offset by lower contract revenue from Roche as previously discussed. As of March 31, 2007, we had fully amortized the Pfizer up-front fee and, as a result, we do not expect to recognize any further contract revenue related to the amortization of this fee. In February 2007, Roche and we jointly made a decision to advance KOS-1584 into later stage clinical trials. In the first quarter of 2007, we determined that the estimated clinical development period resulting from this decision would be extended from 2009 to 2012. We expect that our contract revenues from Roche will increase over the next several quarters as Phase 2 clinical trials are initiated with KOS-1584. If we do not maintain our agreement with Roche, our revenues will significantly decrease unless we enter into additional collaborations that provide substantial new revenues.

Research and Development Expenses

Our research and development expenses were approximately $12.1 million and $21.1 million for the three and six months ended June 30, 2007, respectively, compared to $8.3 million and $19.7 million for the same periods in 2006. Our research and development activities consist primarily of salaries and other personnel-related expenses, clinical trial-related services performed by clinical research organizations and research organizations and research institutions and other outside service providers, licensing-related expenses, lab consumables, services performed by clinical research organizations and research institutions, contract manufacturers and other outside service providers. We group these activities into two major categories: “research and preclinical” and “clinical development.” We are unable to estimate the nature, timing or costs to complete our research and development projects, or when material net cash inflows to us could be expected to commence, if ever, due to the numerous risks and uncertainties associated with developing pharmaceutical products. These risks and uncertainties include those discussed in this report in Part II, Item 1A “Risk Factors.”

(In thousands, except for percentages)	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change	Inception - June 30, 2007
	2007	2006		2007	2006
Clinical development
Epothilones	2,332	1,910	22%	4,100	4,337	-5%	61,268
Hsp90 inhibitors	6,710	3,653	84%	10,946	7,742	41%	42,700

Total clinical development	9,042	5,563	63%	15,046	12,079	25%	103,968
Research and preclinical (1)	3,050	2,737	11%	6,036	7,571	-20%	157,169

Total research and development	12,092	8,300	46%	21,082	19,650	7%	261,137

(1)	“Research and preclinical” constitutes internal research and development costs for our early stage programs in the areas of cancer, gastrointestinal motility and technology development. Expenses for the three months ended June 30, 2007 and 2006 included allocated personnel-related expenses of approximately $1.1 million and $1.0 million, allocated facility-related expenses of approximately $0.7 million and $1.0 million and allocated lab consumables of $0.1 million and $0.1 million, respectively. Expenses for the six months ended June 30, 2007 and 2006 included allocated personnel-related expenses of approximately $2.5 million and $3.3 million, allocated facility-related expenses of approximately $1.6 million and $2.2 million and allocated lab consumables of $0.3 million and $0.3 million, respectively. Expenses for the period from inception through June 30, 2007 included allocated personnel-related expenses of approximately $77.1 million, allocated facility-related expenses of approximately $38.9 million and allocated lab consumables of $10.6 million.

The increase of 46%, or approximately $3.8 million, and 7%, or approximately $1.4 million, in research and development expenses for the three and six months ended June 30, 2007 compared to the same periods in 2006 were the result of the following:

•

approximately $3.5 million and $3.0 million in increased clinical costs for the three and six months ended June 30, 2007, respectively, primarily due to the increased clinical costs in the Hsp90 inhibitor and epothilone programs, including costs associated with the planned initiation of the clinical trials in our TIME clinical programs and KOS-1584 phase 2 clinical trials, including the manufacturing of clinical materials to support our Hsp90 program.

•	approximately $0.3 million increase in preclinical and research costs for the three month period in 2007, primarily related to efforts to support our next generation epothilone.

•

Approximately $1.5 million decrease in preclinical and research costs for the six month period in 2007, primarily related to reorganization related expenses and a reduction in investment in certain early-stage research programs in 2006.

We opened our TIME clinical program studying tanespimycin in combination with Velcade in multiple myeloma in the third quarter of 2007 and intend to initiate a Phase 2 clinical trial of alvespimycin as monotherapy in patients with HER2-positive metastatic breast cancer later in 2007. We also intend to initiate Phase 2 clinical trials of KOS-1584 later in 2007. The preparation for, and initiation of, these clinical trials will result in an increase in our research and development expenses over the next several quarters.

Roche is funding all of the current and planned KOS-1584 clinical trial costs. Pfizer is funding all of the current KOS-2187 clinical trial costs. We are responsible, at our cost, to supply tanespimycin and alvespimycin for clinical trials sponsored by the NCI under the CRADAs, and the NCI is responsible for substantially all of the remaining costs of these trials through Phase 2. In addition, we are sponsoring other clinical trials of tanespimycin and alvespimycin at our sole expense. Our research and development expenses do not reflect the costs incurred by our partners, Roche, the NCI or Pfizer, associated with the clinical trials they are conducting in connection with our epothilone, Hsp90 inhibitor and motilin receptor agonist programs, respectively.

General and Administrative Expenses

(In thousands, except for percentages)	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2007	2006		2007	2006
General and administrative	$2,052	$1,542	33%	$4,203	$4,101	2%

Our general and administrative expenses were approximately $2.1 million and $4.2 million for the three and six months ended June 30, 2007, respectively, compared to $1.5 million and $4.1 million for the same periods in 2006. For the three months ended June 30, 2007, general and administrative expenses increased by 33%, or approximately $0.5 million compared to the same period in 2006. For the six months ended June 30, 2007, general and administrative expenses increased by 2%, or approximately $0.1 million, compared to the same period in 2006. The increase is primarily due to increased personnel costs to support the growth in our research and development activities. We expect our general and administrative expenses to moderately increase in support of our research and development activities as we continue to advance our product candidates through clinical trials.

Other Income, Net

(In thousands, except for percentages)	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2007	2006		2007	2006
Interest income	$1,212	$711	70%	$2,238	$1,145	95%
Interest expense	(62)	(324)	- 81%	(121)	(391)	- 69%

Other income, net	$1,150	$387	197%	$2,117	$754	181%

Interest income increased to approximately $1.2 million and $2.2 million for the three and six months ended June 30, 2007 from approximately $0.7 million and $1.1 million for the same periods in 2006. The increase resulted from higher average investment balances in 2007 compared to 2006 and higher returns in the current interest rate environment.

Interest expense decreased to approximately $0.1 million for the three and six months ended June 30, 2007 from approximately $0.3 million and $0.4 million for the same periods in 2006. The decrease is due to expiration of our Silicon Valley Bank line of credit facility in May 2006.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through sales of our equity securities, contract payments received under our collaboration and license agreements and government grant awards, interest income and equipment financing arrangements. As of June 30, 2007, we had received approximately $221.2 million from the sales of equity securities, approximately $128.3 million from contract payments received under our collaboration and license agreements and government grant awards, approximately $20.6 million from interest income and approximately $14.9 million from equipment financing arrangements since inception. As of June 30, 2007, we had approximately $92.4 million in cash, cash equivalents, restricted cash and investments, compared to approximately $64.1 million as of December 31, 2006. Our funds are currently invested in government agency and corporate obligations.

Cash used in operating activities was approximately $14.5 million for the six months ended June 30, 2007, compared to approximately $16.9 million for the same period last year. Our net loss of approximately $8.0 million for the six months ended June 30, 2007 included non-cash revenue of $10.7 million related to the amortization of our up-front payment received from Pfizer in December 2006, and non-cash charges of approximately $2.6 million related to stock-based compensation, depreciation and amortization of investment premiums and discounts. Cash used in operating activities for the same period in 2006 was primarily used to fund the net loss of $17.4 million, partially offset by non-cash charges of approximately $2.1 million related to stock-based compensation, depreciation and amortization of investment premiums and discounts.

Cash used in investing activities, excluding changes in our investments, was approximately $0.4 million for the six months ended June 30, 2007, compared to approximately $0.2 million for the same period in 2006, due to higher capital spending for the six months ended June 30, 2007 as compared to the same period in 2006.

Cash provided by financing activities was approximately $42.9 million for the six months ended June 30, 2007, compared to approximately $23.6 million for the same period in 2006. Financing activities for the six months ended June 30, 2007 included cash inflows of approximately $0.7 million of equipment debt financing and approximately $43.0 million in proceeds from the sale of our common stock related to our February 2007 registered direct public offering of 7,000,000 shares, stock option exercises and stock purchases made under our 2000 Employee Stock Purchase Plan, offset by cash outflows of approximately $0.8 million of scheduled payments on new and existing debt. Financing activities for the six months ended June 30, 2006 included cash inflows of approximately $0.3 million of equipment debt financing and approximately $24.4 million in proceeds from the sale of our common stock related to our April 2006 underwritten offering of 5,100,000 shares of common stock, stock option exercises and stock purchases made under our 2000 Employee Stock Purchase Plan, offset by approximately $1.1 million of scheduled payments on new and existing debt.

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

Contractual Obligations

As of June 30, 2007, our obligations and commitments to make future payments under contracts such as debt and lease agreements were as follows:

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)
Equipment financing obligations	$2,295	$1,222	$958	$115	$—
Operating leases	6,805	1,479	2,177	2,332	817

Total contractual obligations	$9,100	$2,701	$3,135	$2,447	$817

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investments to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and investment-grade corporate obligations. Although changes in interest rates may affect the fair value of our portfolio and cause unrealized gains and losses, such gains and losses would not be realized unless the investments were sold prior to maturity. Through our money managers, we maintain risk management control systems to monitor interest rate risk. The risk management control systems use analytical techniques, including sensitivity analysis. If market interest rates were to increase by 100 basis points, or 1%, at June 30, 2007 and December 31, 2006 rates, the fair value of our portfolio on that date would decline by approximately $0.3 million and $0.1 million, respectively.

We did not hold any derivative instruments as of June 30, 2007, and we have never held such instruments in the past. In addition, we had outstanding debt, consisting of borrowings under equipment financings, of approximately $2.1 million as of June 30, 2007, with a range of annual interest rates from 6.31% to 9.09%.

Item 4:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of June 30, 2007, our chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective.

Changes in Internal Controls over Financial Reporting. There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have a history of net losses and may never become profitable.*

We commenced operations in 1996 and are still developing our product candidates. We have not commercialized any products, and we have incurred significant losses to date. We have a history of net losses and as of June 30, 2007 we had an accumulated deficit of approximately $168.4 million. To date, our revenues have been primarily from partnering arrangements and government grant awards. Our expenses have consisted principally of costs incurred in research and development and from general and administrative costs associated with our operations. We expect our expenses to increase and to continue to incur operating losses for at least the next several years as we continue our research and development efforts for our product candidates and research programs. The amount of time necessary to successfully commercialize any of our product candidates is long and uncertain, and successful commercialization may not occur at all. As a result, we may never become profitable.

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

If we are unable to raise sufficient funds when needed, we may be required to delay, scale back or eliminate some or all of our research or development programs; lose rights under existing licenses; or relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Insufficient funds may adversely affect our ability to operate as a going concern. See Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Result of Operations.”

We believe that our existing cash and investment securities and our anticipated cash flow from our existing collaboration with Roche will be sufficient to support our current operating plan into the first half of 2009. We may choose to obtain additional financing from time to time. We have based this estimate on assumptions that may prove to be wrong. Our future capital uses and requirements depend on numerous forward-looking factors, including the following:

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

Our committed equity financing facility with Kingsbridge may not be available to us if we elect to make a draw down, may require us to make additional “blackout” or other payments to Kingsbridge and may result in dilution to our stockholders.*

In July 2006, we entered into a CEFF with Kingsbridge. The CEFF entitles us to sell and obligates Kingsbridge to purchase, from time to time through September 25, 2009, shares of our common stock for cash consideration up to an aggregate of $47.0 million as of June 30, 2007, subject to certain conditions and restrictions. Kingsbridge will not be obligated to purchase shares under the CEFF unless certain conditions are met, which include a minimum price for our common stock; the accuracy of representations and warranties made to Kingsbridge; compliance with laws; and the effectiveness of a registration statement registering for resale the shares of common stock to be issued in connection with the CEFF. In addition, among other termination rights, Kingsbridge is permitted to terminate the CEFF by providing written notice to us within 10 trading days after it obtains actual knowledge that an event has occurred resulting in a material and adverse effect on our business, operations, properties or financial condition. If we are unable to access funds through the CEFF, or if Kingsbridge terminates the CEFF, we may be unable to access capital on favorable terms, or at all.

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

The progress and results of our preclinical and clinical testing are highly uncertain.*

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

Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and interim results of trials do not necessarily predict final results. A number of companies in the pharmaceutical and biotechnology industry, including Kosan, have suffered significant setbacks in advanced clinical trials, even after reporting promising results in earlier trials. Also, preclinical and clinical data can be interpreted in different ways, which could delay, limit or prevent further testing or regulatory approval.

We do not know whether clinical trials of our product candidates will begin on time or whether any of our clinical trials will be completed on schedule, or at all. We may plan and initiate clinical trials before final data from earlier studies have been collected and analyzed because it takes a significant amount of time and effort to plan and initiate clinical trials and because of the length of time it takes to successfully develop a product candidate. Consequently, we may need to modify, suspend, cancel or terminate clinical trials based on results from earlier studies. We also do not know whether clinical trials will indicate that an earlier-stage compound or formulation will be more appropriate for clinical and commercial development than a compound or formulation that is at a later stage of clinical development, and therefore result in extended timelines as well as increased development costs. For example, Roche and we decided in February 2007 to cease development of KOS-862 in favor of further development of our second-generation epothilone product candidate, KOS-1584, and in May 2007, we decided to change the formulation for tanespimycin to our injectable suspension formulation, which delayed the commencement of clinical trials. Negative or inconclusive results or adverse medical events during a clinical trial could cause a clinical trial to be suspended, terminated or repeated. Certain of the clinical trials of our product candidates are or may in the future be designed to include two stages, with the decision whether to proceed to the second stage dependent on results obtained in the first stage. Failure to achieve predetermined response rates as defined in the protocol may result in the decision not to proceed into the second stage of the trial.

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

Our ability to commence or timely complete clinical trials may be adversely affected by many factors, including:

•	ineffectiveness of the study compound, or perceptions by physicians that the compound is not effective for a particular indication;

•	inability to manufacture sufficient quantities of compound for use in clinical trials;

•	a failure to obtain approval from the FDA, other regulatory authorities or an investigational site’s institutional review board to conduct a clinical trial;

•	inability to reach agreement with a sufficient number of investigational sites to conduct a study;

•	inability to obtain product liability insurance, including clinical trial insurance, that meets the requirements of a location outside the U.S.

•	the number of patients required, slower than expected rate of patient recruitment or inability to recruit a sufficient number of patients;

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

The FDA and other regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical, clinical or other studies or modifications to the manufacturing processes or facilities or quality control procedures for our product candidates. For example, we plan to commence during 2007 late-stage clinical trials of tanespimycin, and, if the results are favorable, we believe these clinical trials will support the filing of a New Drug Application (“NDA”) with the FDA for the treatment of multiple myeloma. However, the FDA or other regulatory authorities may require additional data prior to accepting or approving an application for marketing approval for tanespimycin or other product candidates, which would result in delays in potential FDA or other regulatory authority approval and additional costs, either of which may be too significant to continue development of tanespimycin or other product candidates. This risk is further compounded by any changes during development of a product candidate, such as changes in manufacturing processes, formulations or dosing regimens.

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

We rely on third parties to conduct, supervise or monitor our clinical trials, and those third parties may not perform satisfactorily.*

We do not have the ability to independently conduct clinical trials for our products, and we rely on third parties such as our partners, contract research organizations, laboratory testing companies, medical institutions and clinical investigators to conduct, supervise or monitor our clinical trials. We have less control over the timing and other aspects of these clinical trials than if we conducted them entirely on our own.

We are supervising and monitoring on our own certain Phase 2 and Phase 2/3 clinical trials in our tanespimycin and alvespimycin development program. In 2007, we opened a broad, multinational registrational program for the treatment of multiple myeloma. The tanespimycin in myeloma evaluation, or TIME program, includes a Phase 2/3 trial and a Phase 3 trial. We have not conducted a clinical trial that was intended to form the basis of an NDA (or foreign equivalent thereto) filing. Additionally, the TIME program, and our planned Phase 2 trials with alvespimycin, are mulitnational trials. We have not conducted large clinical trials outside of North America. Consequently, we may not have the necessary capabilities to successfully execute and complete these planned clinical trials in a manner that supports approval of our clinical candidates for their target indications in a timely manner, or at all Failure to commence or complete, or delays in our planned clinical trials would prevent us from commercializing products, and thus seriously harm our business.

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

Interference, opposition or similar proceedings relating to our patents and patent applications are costly, and an unfavorable outcome could prevent us from commercializing our product candidates.*

We are aware of a significant number of patents and patent applications relating to aspects of our technologies and compounds filed by, and issued to, other parties. Others have filed patent applications or have been granted patents claiming inventions also claimed or licensed by us, and we may have to participate in an interference or other proceeding before a patent agency or court to determine priority of invention or which party was first to invent and, thus, has the right to a patent for these inventions. We believe one or more interferences may be declared between patents and applications we own or have exclusively licensed and patents and applications owned by Abbott Laboratories or Biotica Technologies

Ltd. relating to erythromycin polyketide synthase, or PKS, genes, methods for altering PKS genes, and erythromycin analogs. In April 2005, a hearing was held at the European Patent Office to address an opposition filed by Biotica to one of our exclusively licensed patents related to the recombinant production of polyketides. The European Patent Office maintained, or upheld, the patent, but with narrowing amendments. Both parties appealed this decision. In June 2007, the board of appeals of the European Patent Office held a hearing on the appeal and revoked the patent in its entirety. The revocation of this European patent is not expected to impact our freedom to operate.

We are the exclusive licensee to two patent rights claiming our epothilone clinical candidate KOS-1584. One is a granted patent and one is a patent application, each is owned by a different entity. In June 2007, the US Patent and Trademark Office declared an interference between the patent and patent application.

A proceeding or a lawsuit involving an interference or opposition could result in substantial cost to us even if the outcome is favorable, and if the outcome is unfavorable, we could be required to license the other party’s rights, on terms that may be unfavorable to us, or cease using the technology. We could incur additional cost because we are licensed under both party’s patent rights. An interference or opposition may also result in loss of claims based on patentability grounds raised in the interference or opposition. Although patent and intellectual property disputes in the biotechnology area are often settled through licensing or similar arrangements, costs associated with these arrangements may be substantial and could include ongoing royalties. Furthermore, we cannot be certain that a license would be available to us on satisfactory terms, if at all. Companies and others developing products that could compete with our product candidates, such as Novartis AG in the area of potential epothilone products, may be particularly unwilling to grant us a license at any price. If we are not able to obtain necessary licenses, we may not be able to manufacture or commercialize our product candidates, which would materially harm our business, financial condition and results of operations.

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

Manufacturing difficulties could delay or preclude commercialization of our products and substantially increase our expenses.*

We currently use contract manufacturers to make tanespimycin and alvespimycin active pharmaceutical ingredients. We currently formulate the final drug product for tanespimycin injectable suspension at our facilities and expect to use a contract manufacturer to do so in the future. We currently use a contract manufacturer to formulate the final drug product for alvespimycin. The NCI is responsible for formulating the final drug product for alvespimycin and for formulating tanespimycin for their own trials under our cooperative research and development agreements, or CRADAs. We maintain a limited inventory of tanespimycin and alvespimycin drug product at our facilities in Hayward, California, and we also maintain a limited inventory at the facilities of an outside contractor. The NCI is not obligated to maintain an inventory of either the active pharmaceutical ingredient or formulated drug product for alvespimycin or the formulation of tanespimycin being studied by the NCI under our CRADA. In our epothilone program, we rely on contract manufacturers for the active pharmaceutical ingredient for KOS-1584. Drug product for KOS-1584 is formulated by an outside contractor. We maintain limited inventories of formulated drug product for KOS-1584 at our facilities in Hayward, California and at the facilities of an outside contractor.

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

We face intense competition from pharmaceutical companies, biotechnology companies and academic groups.*

We face, and will continue to face, intense competition from organizations such as biotechnology and pharmaceutical companies, as well as academic and research institutions and government agencies, that are pursuing competing technologies and products. These organizations may develop or currently possess technologies or products that are superior alternatives to ours. For example, companies with competing Hsp90 inhibitors include Biogen Idec Inc., which has initiated Phase 1 clinical trials in solid tumors with its intravenous formulation of tanespimycin and its oral synthetic Hsp90 inhibitor and has announced that it expects to initiate Phase 2 clinical trials in 2007; Infinity Pharmaceuticals, which, in collaboration with MedImmune, Inc. (recently acquired by AstraZeneca), has initiated a Phase 1/2 clinical trial of its intravenous Hsp90 inhibitor in non-small cell lung cancer and a Phase 1 clinical trial in gastrointestinal stromal tumors and has announced its plans to initiate clinical trials with its oral formulation in the second half of 2007; Abraxis BioScience, Inc., which has announced its plans to file an IND in the second half of 2007 for its albumin-bound nanoparticle formulation of tanespimycin; Vernalis plc, which has announced that it has selected an intravenous and an oral Hsp90 inhibitor preclinical development candidate in collaboration with Novartis AG and expects to initiate Phase 1 clinical trials in mid-2007; Serenex, Inc., which has announced plans to initiate Phase 1 clinical trials for its oral Hsp90 inhibitor in the second quarter of 2007; and Synta Pharmaceuticals Corp., which announced plans to file an IND for its Hsp90 inhibitor in 2007, as well as other companies reported to be pursuing Hsp90 inhibitors. Competing epothilones in clinical development include those being developed by Bristol-Myers Squibb Company, which is reported to have filed an NDA; Novartis AG, which is reported to be in Phase 3 clinical trials; and Schering AG, which is reported to be in Phase 2 clinical trials. Gastrointestinal motility competitors include Chugai Pharmaceuticals, whose motilide agonist is reported to be in Phase 2 clinical trials. Thus, it is possible that, even if we are successful in developing any of our product candidates, one or more compounds of our competitors will be approved and marketed before our own. This could place our partners and us at a significant disadvantage and could prevent us from realizing significant commercial benefit from such compounds. Further, our competitors in the polyketide gene-engineering field may be more effective at implementing their technologies to develop commercial products or may hold or develop patents or other proprietary rights that may prevent us from practicing our technologies and pursuing our programs.

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

Our stock price has been, and may continue to be, extremely volatile.*

The trading price of our common stock has been, and is likely to continue to be, highly volatile. During the period from July 1, 2006 through June 30, 2007, our common stock traded between $2.88 and $7.35 on the Nasdaq Global Market. The trading price of our common stock could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

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

Our quarterly and annual operating results have fluctuated in the past and are likely to do so in the future. These fluctuations could cause our stock price to fluctuate significantly or decline. Some of the factors that could cause our operating results to fluctuate include:

•	expiration or termination of partnering arrangements, which may not be renewed or replaced;

•	the success rate of our or our partners’ efforts leading to milestone payments and royalties under our partnering arrangements with Roche or Pfizer or any future collaboration or license agreements;

•	the progress of our product candidates in clinical trials, and therefore, the timing of expenses for those clinical trials;

•	the timing and willingness of partners to develop and commercialize our products;

•	general and industry specific economic conditions, which may affect our partners' research and development expenditures; and

•	costs and expenses related to any litigation or administrative proceedings in which we may be involved.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, on an annual basis, our management is required to report on, and our independent auditors to attest to, the effectiveness of our internal controls over financial reporting. The rules governing the standards that must be met for management to make its annual assessment are complex and require significant documentation and testing. While our internal controls over financial reporting were deemed effective by both our management and our independent auditors as of December 31, 2006, there may be changes in our systems, processes or operations that will affect the effectiveness of internal controls in the future. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our future assessments of internal controls may continue to result in increased expenses and the devotion of significant management resources. If we cannot favorably assess the effectiveness of our internal controls over financial reporting in the future, or if our independent auditors are unable to provide an unqualified attestation report on our internal controls over financial reporting, investor confidence and our stock price could be adversely affected.

Item 4:	Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on May 24, 2007. The results of the voting were as follows:

a)	To elect two directors Charles, J. Homcy, M.D. and Chaitan S. Khosla, Ph.D., to serve as Class A Directors for a term that expires at the Annual Meeting of Stockholders in 2010, or until their respective successors are duly elected and qualified. Directors whose term of office as a director continued after the meeting are Bruce A. Chabner, M.D., Peter Davis, Ph.D., Jean Deleage, Ph.D., Kevan Clemens, Ph.D., Christopher T. Walsh, Ph.D., and Robert G. Johnson, M.D., Ph.D. The number of votes cast as to the election of the Class A directors of the Company at the Annual Meeting of Stockholders is as follows:

Candidate	Shares Voted in Favor	Shares Withheld	Broker Non-Votes
Charles J. Homcy, M.D.	37,126,964	183,424	—
Chaitan S. Khosla, Ph.D.	37,104,581	205,807	—

b)	To ratify the selection of Ernst & Young LLP as independent registered public accounting firm of the Company for its fiscal year ending December 31, 2007.

Shares Voted In Favor	Shares Against	Abstain	Broker Non- Votes
37,135,291	164,788	10,309	—

Item 6:	Exhibits

Exhibit No.

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws of Registrant. (2)

4.1	Form of Specimen Common Stock Certificate. (3)

4.2	Third Amended and Restated Registration Rights Agreement, dated March 30, 2000, between Registrant and certain stockholders. (3)

4.3	Registrant’s Certificate of Designation of Series A Junior Preferred Stock. (4)

4.4	Warrant for the purchase of shares of common stock, dated July 19, 2006, issued by the Registrant to Kingsbridge Capital Limited. (5)

4.5	Registration Rights Agreement, dated July 19, 2006, by and between the Registrant and Kingsbridge Capital Limited. (5)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification by the Chief Executive Officer and the Chief Financial Officer of Kosan Biosciences Incorporated, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United Stated Code (18 U.S.C. 1350). (6)

(1)	Incorporated herein by reference to an exhibit of our quarterly report on Form 10-Q for the period ended June 30, 2001.
(2)	Incorporated herein by reference to an exhibit of our quarterly report on Form 10-Q for the period ended June 30, 2003.
(3)	Incorporated herein by reference to an exhibit of our Registration Statement on Form S-1, Registration No. 333-33732.
(4)	Incorporated by reference to an exhibit of our current report on Form 8-K filed on October 15, 2001.
(5)	Incorporated by reference to an exhibit of our current report on Form 8-K filed on July 25, 2006.
(6)	This certification “accompanies” the Quarterly Report on Form 10-Q to which it relates, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Kosan Biosciences Incorporated under the Securities Act or the Exchange Act (whether made before or after the date of the Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kosan Biosciences Incorporated

August 9, 2007	By:	/s/ Robert G. Johnson, Jr.
Robert G. Johnson, Jr., M.D., Ph.D.
President and Chief Executive Officer

August 9, 2007	By:	/s/ Gary S. Titus
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