Form 10-Q
period 2007-09-30
KOSAN BIOSCIENCES INC
filed 2007-11-09
CIK 1110206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 2007

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from to .

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $.001 par value; 42,585,680 shares outstanding at October 31, 2007.

KOSAN BIOSCIENCES INCORPORATED

Form 10-Q

Quarter Ended September 30, 2007

PART I. FINANCIAL INFORMATION

Item 1:	Financial Statements

KOSAN BIOSCIENCES INCORPORATED

CONDENSED BALANCE SHEETS

(in thousands)

	September 30, 2007	December 31, 2006 (1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$35,248	$35,655
Short-term investments	45,453	27,483
Accounts receivable	1,686	1,152
Prepaid and other current assets	963	907

Total current assets	83,350	65,197
Restricted cash	949	949
Property and equipment, net	4,556	4,801
Other assets	240	240

Total assets	$89,095	$71,187

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,617	$1,323
Accrued liabilities	9,861	6,331
Current portion of deferred revenue	1,428	13,992
Current portion of equipment loans	932	1,289

Total current liabilities	13,838	22,935
Deferred revenue, less current portion	6,069	5,599
Equipment loans, less current portion	811	899
Stockholders’ equity:
Common stock	43	35
Additional paid-in capital	247,786	202,016
Accumulated other comprehensive income	31	9
Accumulated deficit	(179,483)	(160,306)

Total stockholders’ equity	$68,377	$41,754

Total liabilities and stockholders’ equity	$89,095	$71,187

(1)	The balance sheet data at December 31, 2006 has been derived from the audited financial statements at that date.

See accompanying notes.

KOSAN BIOSCIENCES INCORPORATED

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Contract revenue	$1,947	$2,137	$17,071	$7,455
Grant revenue	—	32	—	341

Total revenues	1,947	2,169	17,071	7,796
Operating expenses:
Research and development (including charges for stock-based compensation of $364 and $340 in the three months ended September 30, 2007 and 2006, respectively, and $1,364 and $914 in the nine months ended September 30, 2007 and 2006, respectively)	12,299	8,712	33,381	28,362
General and administrative (including charges for stock-based compensation of $328 and $277 in the three months ended September 30, 2007 and 2006, respectively, and $1,179 and $676 in the nine months ended September 30, 2007 and 2006, respectively)	1,851	1,632	6,054	5,733

Total operating expenses	14,150	10,344	39,435	34,095

Loss from operations	(12,203)	(8,175)	(22,364)	(26,299)
Other income, net	1,070	635	3,187	1,389

Net loss	$(11,133)	$(7,540)	$(19,177)	$(24,910)

Basic and diluted net loss per common share	$(0.26)	$(0.22)	$(0.46)	$(0.76)

Shares used in computing basic and diluted net loss per common share	42,528	34,573	41,384	32,778

See accompanying notes.

KOSAN BIOSCIENCES INCORPORATED

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2007	2006
Operating activities
Net loss	$(19,177)	$(24,910)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,695	1,761
Amortization of investment premiums and discounts	(512)	(125)
Stock-based compensation	2,544	1,590
Gain on sale of property and equipment	(27)	—
Changes in assets and liabilities:
Accounts receivable	(534)	1,535
Prepaid and other assets	(56)	101
Accounts payable and accrued liabilities	3,824	(1,731)
Deferred revenue	(12,094)	(2,458)

Net cash used in operating activities	(24,337)	(24,237)

Investing activities
Acquisition of property and equipment	(1,533)	(265)
Proceeds from sale of property and equipment	110	—
Purchase of investments	(59,371)	(37,181)
Proceeds from maturity of investments	41,935	37,350

Net cash used in investing activities	(18,859)	(96)

Financing activities
Proceeds from issuance of common stock	43,234	24,582
Proceeds from equipment loans	678	270
Principal payments under equipment loans	(1,123)	(1,496)

Net cash provided by financing activities	42,789	23,356

Net decrease in cash and cash equivalents	(407)	(977)
Cash and cash equivalents at beginning of period	35,655	18,750

Cash and cash equivalents at end of period	$35,248	$17,773

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

Hsp90 inhibitors have a novel mechanism of action targeting multiple pathways involved in cancer cell growth and survival. The Company’s proprietary formulations of tanespimycin (KOS-953) are in late stage clinical trials for multiple myeloma in combination with Velcade® (bortezomib) as well as for HER2-positive metastatic breast cancer in combination with Herceptin® (trastuzumab) and as monotherapy for melanoma. Kosan’s Tanespimycin in Myeloma Evaluation, or “TIME,” clinical program includes TIME-1, a Phase 3 pivotal study of tanespimycin in combination with Velcade in first-relapse patients with multiple myeloma, which the Company expects to initiate in the fourth quarter of 2007 or early in the first quarter of 2008, and TIME-2, a Phase 2/3 study of tanespimycin in combination with Velcade in patients with relapsed-refractory multiple myeloma, which the Company initiated in the third quarter of 2007. The TIME program is utilizing the Company’s new, improved tanespimycin injectable suspension formulation, that replaced the prior Cremophor-based formulation. The Company anticipates presenting updated data with the injectable suspension formulation from the ongoing Phase 1b trial in multiple myeloma and from a Phase 2 trial of tanespimycin in combination with Herceptin in patients with HER2-positive metastatic breast cancer in December 2007. In addition, intravenous and oral formulations of a second-generation Hsp90 inhibitor, alvespimycin HCl (KOS-1022), are currently being evaluated in Phase 1 clinical trials.

Epothilones inhibit cell division with a mechanism of action similar to taxanes, one of the most successful classes of anti-tumor agents. Kosan is developing its epothilone, KOS-1584, in Phase 1 clinical trials and it has shown activity in patients with non-small cell lung, ovarian, breast, pancreatic, prostate and other cancers. Although the Company’s epothilone program is currently partnered with Hoffmann-La Roche, Inc. and F. Hoffmann-La Roche Ltd. (collectively, “Roche”) through a global development and commercialization agreement, this agreement will terminate in late February 2008 following a termination notice received from Roche in October 2007. See Notes 2 and 7 for more information on the Company’s agreement with Roche.

Kosan also has a motilin receptor agonist program for the stimulation of gastrointestinal movement, or GI motility. In December 2006, the Company established a worldwide exclusive license agreement with Pfizer Inc. for its motilin agonist program, including KOS-2187 and related compounds. Pfizer is responsible for development, regulatory and commercial activities related to the motilin agonist program and has initiated Phase 1 clinical testing of KOS-2187 as a potential treatment of gastroesophageal reflux disease (“GERD”).

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. The information as of September 30, 2007, and for the three and nine months ended September 30, 2007 and 2006, reflects all adjustments (including normal recurring adjustments) that management of the Company believes are necessary for a fair presentation of the results for the periods presented. Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 16, 2007.

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

The Company recognizes an impairment charge when the decline in the estimated fair value of a marketable security below the amortized cost is determined to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the duration of time during which the fair value has been less than its amortized cost, any adverse changes in the investees’ financial condition and associated downgrades to credit ratings and the Company’s intent and ability to hold the marketable security for a period of time sufficient to allow for any anticipated recovery in market value. For the nine months ended September 30, 2007 and 2006, the Company did not recognize an impairment charge related to its investment securities.

KOSAN BIOSCIENCES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)

(unaudited)

1.	Organization and Summary of Significant Accounting Policies (continued)

Restricted Cash

The Company held a restricted investment consisting of a certificate of deposit of approximately $949,000 at September 30, 2007 and December 31, 2006. This investment is carried at fair value and is restricted as to withdrawal under a letter of credit agreement related to a facility lease.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Property and equipment are depreciated on a straight-line basis over the estimated useful lives of three to five years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the lease term.

Revenue Recognition

The Company generates revenue under collaborative agreements with pharmaceutical companies and, in prior years, under research grants from the National Institutes of Health. The arrangements may include up-front non-refundable fees, reimbursement for personnel and supply costs, milestone payments for the achievement of defined collaboration objectives and royalties on potential sales of commercialized products. The Company recognizes revenue under these arrangements when (i) persuasive evidence of an arrangement exists; (ii) delivery of the services, supplies or technology license has occurred; (iii) the price is fixed or determinable; and (iv) collectability is reasonably assured.

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

Research and Development

Research and development consists of costs incurred for Company-sponsored and collaborative research and development activities. These costs consist primarily of salaries and other personnel-related expenses, including associated stock-based compensation, facility-related expenses, licensing-related expenses, depreciation of facilities and equipment, lab consumables and services performed by clinical research organizations and research institutions, contract manufacturers and other outside service providers. Expenses related to clinical trials and drug manufacturing generally are accrued based on estimates of work performed or the level of patient enrollment and activities according to the planned

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

The Company’s research and development expenses do not reflect the costs incurred by Roche, the National Cancer Institute (the “NCI”) or Pfizer associated with the clinical trials conducted by such parties in connection with the Company’s epothilone, Hsp90 inhibitor and motilin receptor agonist programs, respectively.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) or “SFAS 123R”, “Share-Based Payment”, using the modified prospective transition method. SFAS 123R requires that the compensation cost relating to share-based payment transactions, including stock options and employee stock purchase plans, be recognized in the financial statements. Under this transition method, stock-based compensation expense is recognized for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, “Accounting for Stock-Based Compensation”. Stock-based compensation expense for all stock-based compensation awards granted after December 31, 2005 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs net of an expected forfeiture rate on a graded-vesting basis over the requisite service period of the award, which is generally the option vesting term of one or four years. Prior to the adoption of SFAS 123R, the Company accounted for stock options granted to employees using the intrinsic value method as prescribed by Accounting Principles Board (“APB”) No. 25 “Accounting for Stock Issued to Employees” and related interpretations, and thus, recognized compensation expense for options granted with exercise prices less than the fair value of the Company’s common stock on the date of the grant. Other stock-based compensation expense for options granted to non-employees has been determined in accordance with SFAS 123 and Emerging Issues Task Force (“EITF”) 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. The measurement of other stock-based compensation to non-employees is subject to periodic adjustment as the underlying awards vest. As such, changes to these measurements could be substantial should the Company experience significant changes in its stock price.

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

In June 2007, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus on EITF No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities.” Under EITF 07-3, nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. Such amounts should be expensed as the related goods are delivered or services are performed. If the Company’s expectations change such that it does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. EITF 07-3 is effective for new contracts entered into beginning January 1, 2008. The Company is currently evaluating the impact of EITF 07-3 on its financial statements.

KOSAN BIOSCIENCES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)

(unaudited)

2.	Research and Development Agreements

Roche

In September 2002, the Company entered into a research and development collaboration agreement (the “Roche Agreement”) with Roche. Under the terms of the Roche Agreement, Roche was granted worldwide exclusive rights to market and sell KOS-1584 and any other epothilones developed under the collaboration in the field of oncology, and the Company was granted the right to co-promote in the United States any epothilone products developed under the collaboration. The Roche Agreement provides, among other things, for the Company to receive payments for the reimbursement of agreed upon research and development expenditures. Effective July 1, 2004, the Company entered into an amendment to the Roche Agreement that provided for the reimbursement of costs that exceeded the previously stipulated amounts set forth in the Roche Agreement. In March 2006, the Company entered into a letter agreement with Roche, replacing a particular at-risk milestone payment obligation in the Roche Agreement with an obligation by Roche to pay the Company $2.0 million for certain patent expenses.

The Company recognized revenue related to the Roche Agreement of approximately $2.0 million and $2.1 million for the three months ended September 30, 2007 and 2006, respectively, and approximately $6.4 million and $7.5 million for the nine months ended September 30, 2007 and 2006, respectively. Such amounts, excluding the ratable portion of up-front fees and milestone payments, approximated research and development expenses incurred under the Roche Agreement. Included in contract revenues was approximately $0.4 million and $0.8 million for the three months ended September 30, 2007 and 2006, respectively, and $1.4 million and $2.5 million for the nine months ended September 30, 2007 and 2006, respectively, related to the ratable portion of the $25.0 million up-front fee that is being recognized over the estimated clinical development period for product candidates in clinical trials. In the first quarter of 2007, upon the decision to advance KOS-1584 into Phase 2 clinical trials, the Company determined that the estimated clinical development period extended from 2009 to 2012, resulting in a further deferral of the unrecognized portion of the up-front fee.

KOSAN BIOSCIENCES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)

(unaudited)

2.	Research and Development Agreements (continued)

Pfizer

In December 2006, the Company entered into an exclusive license agreement (the “Pfizer Agreement”) with Pfizer Inc. under which the Company granted to Pfizer a worldwide exclusive license to its motilin agonist program. Under the terms of the Pfizer Agreement, Pfizer and the Company agreed to collaborate on filing of regulatory documents for the initiation of a Phase 1 clinical trial of the Company’s clinical candidate, KOS-2187. Pfizer is responsible for all development, regulatory and commercial activities related to the motilin agonist program. The Company received an up-front fee of $12.5 million in December 2006 and is eligible to receive milestone payments for the successful development and commercialization of licensed compounds, including milestone payments for achieving certain sales amounts, as well as royalties on worldwide sales. For the nine months ended September 30, 2007, the Company recognized revenue of approximately $10.7 million related to the up-front fee.

License Agreements

The Company has license agreements with several academic, government and medical institutions. Included in research and development expenses were fees incurred in connection with these agreements of approximately $202,000 and $78,000 for the nine months ended September 30, 2007 and 2006, respectively.

3.	Comprehensive Income

For the three and nine months ended September 30, 2007 and 2006, comprehensive loss was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net loss	$(11,133)	$(7,540)	$(19,177)	$(24,910)
Unrealized gain (loss) on available-for-sale securities	44	87	22	178

Comprehensive loss	$(11,089)	$(7,453)	$(19,155)	$(24,732)

4.	Equipment Financing

The Company finances certain equipment and facility improvements under debt obligations with terms of 48 months. In April 2004, the Company entered into a $3.5 million equipment line of credit agreement, all of which had been fully utilized as of March 31, 2007. The interest rates of each of the loans are fixed at the time of the draw down, with the interest rates ranging from 6.86% to 9.09%. Obligations under the loans are secured by the assets financed under the loans.

KOSAN BIOSCIENCES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)

(unaudited)

5.	Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2007	December 31, 2006
Research and development-related	$7,216	$3,538
Compensation-related	1,293	1,564
Professional services	711	486
Facilities-related	517	508
Other	124	235

	$9,861	$6,331

6.	Facility Leases

On August 8, 2007, the Company exercised an option to renew the lease for one of its facilities in Hayward, California (the “Premises”) for an additional five years at fair market rents, extending the lease term from 2008 to 2013. The Company expects that the minimum monthly rental expense will be approximately $83,000 for the first year of the extension term and will increase to approximately $97,000 for the final year of the extension term. The Company expects to enter into a formal amendment to the lease with the lessor of the Premises with respect to the exercise of its option.

7.	Stockholders’ Equity

In February 2007, the Company completed a registered direct public offering of 7,000,000 shares of common stock at a public offering price of $6.50 per share. The Company received approximately $42.3 million in net proceeds after placement agent fees and other offering costs.

8.	Subsequent Event

In October 2007, the Company received notice from Roche that it is terminating the Roche Agreement in its entirety, which termination will be effective in late February 2008. Following the termination of the Roche Agreement, the rights licensed to Roche will revert to the Company, and in connection with the termination, Roche is required to provide the Company with certain license rights, data and other assistance related to the product candidates licensed to Roche under the Roche Agreement. Roche’s development funding commitments under the Roche Agreement will continue until the termination date, following which Roche will be obligated to reimburse the Company for certain costs of completing the KOS-1584 Phase 1 clinical trials. The Company expects that the receipt of the notice of termination of the Roche Agreement in October 2007 will result in the acceleration of the unrecognized portion of the $25.0 million up-front fee.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements about:

•	our strategy, including our plans with respect to presenting clinical data and initiating clinical trials;

•	our research and development programs, including clinical testing;

•	sufficiency of our cash resources;

•	revenues from our current licensing arrangement with Pfizer;

•	our research and development and other expenses; and

•	our operations and legal risks.

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

Hsp90 Inhibitors

Tanespimycin

Our proprietary formulations of tanespimycin (KOS-953) are in late stage clinical trials for multiple myeloma in combination with Velcade® (bortezomib), as well as for HER2-positive metastatic breast cancer in combination with Herceptin® (trastuzumab) and as monotherapy for melanoma. Our Tanespimycin in Myeloma Evaluation, or “TIME,” clinical program includes TIME-1, a Phase 3 pivotal study of tanespimycin in combination with Velcade in first-relapse patients with multiple myeloma, which we expect to initiate in the fourth quarter of 2007 or early in the first quarter of 2008, and TIME-2, a Phase 2/3 study of tanespimycin in combination with Velcade in patients with relapsed-refractory multiple myeloma, which we initiated in the third quarter of 2007. The TIME program is utilizing our new, improved tanespimycin injectable suspension formulation that replaced the prior Cremophor-based formulation. We anticipate presenting updated data with the injectable suspension formulation from our ongoing Phase 1b trial in multiple myeloma and from our Phase 2 trial of tanespimycin in combination with Herceptin in patients with HER2-positive metastatic breast cancer in December 2007. Lastly, our Phase 2 clinical trial of tanespimycin in metastatic melanoma is ongoing.

Alvespimycin

Intravenous and oral formulations of a second-generation Hsp90 inhibitor, alvespimycin HCl (KOS-1022), are currently being evaluated in Phase 1 clinical trials. In September 2007, at the ASCO Breast Cancer Symposium, we presented updated data from a Phase 1b clinical trial of intravenous alvespimycin in combination with Herceptin in patients with solid tumors, primarily HER2-positive metastatic breast cancer and ovarian cancer, demonstrating antitumor activity and manageable toxicity. This trial is ongoing and has also been expanded to include the addition of Taxol to the alvespimycin plus Herceptin regimen. We intend to initiate a Phase 2 clinical trial of alvespimycin as monotherapy in patients with HER2-positive metastatic breast cancer later in the fourth quarter of 2007. We anticipate initiating a later stage combination clinical trial in patients with HER2-positive metastatic breast cancer in 2008. Our oral Phase 1 trial is ongoing on two schedules, daily and every other day dosing and we plan to evaluate additional doses and schedules.

Epothilones

KOS-1584 is our epothilone anticancer clinical candidate that is being evaluated in dose-escalating Phase 1 clinical trials in patients with solid tumors. In October, at the 2007 AACR/NCI/EORTC meeting, we presented updated data from one of our KOS-1584 Phase 1 clinical trials, utilizing two different weekly dosing schedules, demonstrating antitumor activity and manageable toxicity in patients with solid tumors. A partial response was reported in a patient with refractory non-small cell lung cancer and clinical activity was observed in a variety of other cancers including breast, ovarian, prostate and pancreatic and other cancers. We expect to initiate our Phase 2 clinical program with KOS-1584 in early 2008.

Our epothilone program is currently partnered with Hoffmann-La Roche, Inc. and F. Hoffmann-La Roche Ltd. (collectively “Roche”) through a global development and commercialization agreement. On October 25, 2007, we received notice from Roche that it is terminating the agreement in its entirety, which termination will be effective in late February 2008. Following the termination of the agreement, the rights licensed to Roche will revert to us, and in connection with the termination, Roche is required to provide us with certain license rights, data and other assistance related to the product candidates licensed to Roche under the agreement. Roche’s development funding commitments under the agreement will continue until the termination date in late February 2008, after which Roche will be obligated to reimburse us for certain costs of completing the KOS-1584 Phase 1 clinical trials. We believe, based on our discussions with Roche, that the decision to terminate the agreement was driven by a re-prioritization within Roche’s research and development group rather than the value of our epothilone program.

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

We have incurred significant losses since our inception. As of September 30, 2007, our accumulated deficit was approximately $179.5 million. We expect to incur additional operating losses over the next several years as we continue to advance our product candidates into and through clinical trials.

We believe that our existing cash and investments, anticipated cash flow from our collaboration with Roche through the effective date of the termination of our agreement with Roche and Roche’s clinical trial cost reimbursement obligations to us following the termination of our agreement, will be sufficient to support our current operating plan into the first half of 2009. We have based this estimate on assumptions that may prove wrong, and we expect that additional financing will be required in order to fund our operations.

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

Results of Operations

Revenues

Revenues were approximately $1.9 million and $17.1 million for the three and nine months ended September 30, 2007, respectively, compared to approximately $2.2 million and $7.8 million for the same periods in 2006. Revenues in 2007 consisted primarily of contract revenues recognized under our agreements with Roche and Pfizer. Revenues in 2006 consisted primarily of contract revenue under our agreement with Roche.

	Three Months Ended September 30,			Nine Month Ended September 30,
(In thousands, except for percentages)	2007	2006	% Change	2007	2006	% Change
Contract revenue	$1,947	$2,137	-9%	$17,071	$7,455	129%
Grant revenue	—	32	-100%	—	341	-100%

Total revenues	$1,947	$2,169	-10%	$17,071	$7,796	119%

Total revenues decreased by approximately 10%, or $0.2 million, for the three months ended September 30, 2007 compared to the same period in 2006. The decrease for the three month period is due to lower contract revenue from Roche, primarily from the extension of the amortization of our up-front fee. Total revenues increased by approximately 119%, or $9.3 million, for the nine months ended September 30, 2007 compared to the same period last year. The increase for the nine month period was primarily due to amortization of the remaining $10.7 million up-front fee from Pfizer recognized in 2007, partially offset by lower contract revenue from Roche as previously discussed. As of March 31, 2007, we had fully amortized the Pfizer up-front fee and, as a result, we do not expect to recognize any further contract revenue related to the amortization of this fee. In February 2007, Roche and we jointly made a decision to advance KOS-1584 into later stage clinical trials. In the first quarter of 2007, we determined that the estimated clinical development period resulting from this decision would be extended from 2009 to 2012. We expect the termination of our agreement with Roche in late February 2008, however, will result in an acceleration of the unrecognized portion of the up-front fee. As discussed above, Roche’s development funding commitments under the agreement will continue until the termination date, after which Roche will be obligated to reimburse us for certain costs of completing the KOS-1584 Phase 1 clinical trials. Accordingly, we expect that our contract revenues from Roche will significantly decrease in 2008 compared to 2007 as a result of the termination of our agreement with Roche.

Research and Development Expenses

Our research and development expenses were approximately $12.3 million and $33.4 million for the three and nine months ended September 30, 2007, respectively, compared to $8.7 million and $28.4 million for the same periods in 2006. Our research and development activities consisted primarily of salaries and other personnel-related expenses, including associated stock-based compensation, facility-related expenses, licensing-related expenses, depreciation of facilities and equipment, lab consumables and services performed by clinical research organizations and research institutions, contract manufacturers and other outside service providers. We group these activities into two major categories: “research and preclinical” and “clinical development.” We are unable to estimate the nature, timing or costs to complete our research and development projects, or when material net cash inflows to us could be expected to commence, if ever, due to the numerous risks and uncertainties associated with developing pharmaceutical products. These risks and uncertainties include those discussed under this report in Part II, Item 1A “Risk Factors.”

	Three Months Ended September 30,			Nine Months Ended September 30,			Inception - September 30, 2007
(In thousands, except for percentages)	2007	2006	% Change	2007	2006	% Change
Clinical development
Epothilones	$2,168	$1,503	44%	$6,268	$5,840	7%	$63,436
Hsp90 inhibitors	7,244	4,720	53%	18,190	12,462	46%	49,944

Total clinical development	9,412	6,223	51%	24,458	18,302	34%	113,380
Research and preclinical (1)	2,887	2,489	16%	8,923	10,060	-11%	160,056

Total research and development	$12,299	$8,712	41%	$33,381	$28,362	18%	$273,436

(1)	“Research and preclinical” constitutes internal research and development costs for our early stage programs in the areas of cancer, gastrointestinal motility and technology development. Expenses for the three months ended September 30, 2007 and 2006 included allocated personnel-related expenses of approximately $1.1 million and $1.2 million, allocated facility-related expenses of approximately $0.8 million and $1.0 million and allocated lab consumables of approximately $0.1 million and $0.1 million, respectively. Expenses for the nine months ended September 30, 2007 and 2006 included allocated personnel-related expenses of approximately $3.6 million and $4.4 million, allocated facility-related expenses of approximately $2.4 million and $3.3 million and allocated lab consumables of approximately $0.4 million and $0.4 million, respectively. Expenses for the period from inception through September 30, 2007 included allocated personnel-related expenses of approximately $78.2 million, allocated facility-related expenses of approximately $39.7 million and allocated lab consumables of approximately $10.7 million.

The increase of 41%, or approximately $3.6 million, and 18%, or approximately $5.0 million, in research and development expenses for the three and nine months ended September 30, 2007 compared to the same periods in 2006 were the result of the following:

•

approximately $3.2 million and $6.2 million in increased clinical costs for the three and nine months ended September 30, 2007, respectively, primarily due to the increased clinical costs in the Hsp90 inhibitor and epothilone programs, including costs associated with the initiation of the clinical trials in our TIME registration program in multiple myeloma in the third quarter of 2007 and KOS-1584 process development, which was funded by Roche;

•	approximately $0.4 million in increased preclinical and research costs for the three month period in 2007, primarily related to the development our next generation epothilone, KOS-1803; and

•

approximately $1.1 million in decreased preclinical and research costs for the nine month period in 2007, primarily related to reorganization related expenses and a reduction in investment in certain early-stage research programs in 2006.

We expect to initiate TIME-1, a Phase 3 pivotal study of tanespimycin in combination with Velcade in first-relapse patients with multiple myeloma, in the fourth quarter of 2007 or early in the first quarter of 2008 and a Phase 2 clinical trial of alvespimycin as monotherapy in patients with HER2-positive metastatic breast cancer later in the fourth quarter of 2007. We also expect to initiate our Phase 2 clinical program with KOS-1584 early in 2008. The preparation for, and initiation of, these clinical trials will result in an increase in our research and development expenses over the next several quarters, particularly following the termination of our agreement with Roche in late February 2008. After the termination of our agreement with Roche, Roche will only be obligated to reimburse us for certain costs of completing the KOS-1584 Phase 1 clinical trials.

Pfizer is funding all of the current KOS-2187 clinical trial costs. The National Cancer Institute (“NCI”) is responsible for the remaining costs of ongoing clinical trials with tanespimycin and alvespimycin that they are conducting. In addition, we are sponsoring other clinical trials of tanespimycin and alvespimycin at our sole expense. Our research and development expenses do not reflect the costs incurred by Roche, the NCI or Pfizer associated with the clinical trials conducted by such parties in connection with our epothilone, Hsp90 inhibitor and motilin receptor agonist programs, respectively.

General and Administrative Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands, except for percentages)	2007	2006	% Change	2007	2006	% Change
General and administrative	$1,851	$1,632	13%	$6,054	$5,733	6%

Our general and administrative expenses were approximately $1.9 million and $6.1 million for the three and nine months ended September 30, 2007, respectively, compared to $1.6 million and $5.7 million for the same periods in 2006. For the three months ended September 30, 2007, general and administrative expenses increased by 13%, or approximately $0.2 million compared to the same period in 2006. For the nine months ended September 30, 2007, general and administrative expenses increased by 6%, or approximately $0.3 million, compared to the same period in 2006. The increase was primarily due to increased personnel costs to support our increasing development activities. We expect our general and administrative expenses to moderately increase in support of our research and development activities as we continue to advance our product candidates through clinical trials.

Other Income, Net

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands, except for percentages)	2007	2006	% Change	2007	2006	% Change
Interest income	$1,104	$706	56%	$3,342	$1,850	81%
Interest expense	(61)	(71)	-14%	(182)	(461)	-61%

Interest income, net	1,043	635	64%	3,160	1,389	128%
Gain from the sale of property and equipment	27	—	100%	27	—	100%

Other income, net	$1,070	$635	69%	$3,187	$1,389	129%

Interest income increased to approximately $1.1 million and $3.3 million for the three and nine months ended September 30, 2007, from approximately $0.7 million and $1.9 million for the same periods in 2006. The increase resulted from higher average investment balances in 2007 compared to 2006 and higher returns in the current interest rate environment.

Interest expense decreased to approximately $0.1 million and $0.2 million for the three and nine months ended September 30, 2007, from approximately $0.1 million and $0.5 million for the same periods in 2006. The decrease is primarily due to expiration of our Silicon Valley Bank line of credit facility in May 2006.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through sales of our equity securities, contract payments received under our collaboration and license agreements and government grant awards, interest income and equipment financing arrangements. As of September 30, 2007, we had received approximately $221.4 million from the sales of equity securities, approximately $130.2 million from contract payments received under our collaboration and license agreements and government grant awards, approximately $21.7 million from interest income and approximately $14.9 million from equipment financing arrangements since inception. As of September 30, 2007, we had approximately $81.7 million in cash, cash equivalents, restricted cash and investments, compared to approximately $64.1 million as of December 31, 2006. Our funds are currently invested in government agency and corporate obligations.

Cash used in operating activities was approximately $24.3 million for the nine months ended September 30, 2007, compared to approximately $24.2 million for the same period last year. Our net loss of approximately $19.2 million for the nine months ended September 30, 2007 included non-cash revenue of approximately $12.1 million related to the amortization of our up-front payment received from Pfizer and Roche, and non-cash charges of approximately $3.7 million related to stock-based compensation, depreciation and amortization of investment premiums and discounts. Cash used in operating activities for the same period in 2006 was primarily used to fund the net loss of approximately $24.9 million, partially offset by non-cash charges of approximately $2.5 million related to the upfront payment received from Roche and $3.2 million related to stock-based compensation, depreciation and amortization of investment premiums and discounts.

Cash used in investing activities, excluding changes in our investments, was approximately $1.4 million for the nine months ended September 30, 2007, compared to approximately $0.3 million for the same period in 2006, due to higher capital spending for the nine months ended September 30, 2007 as compared to the same period in 2006.

Cash provided by financing activities was approximately $42.8 million for the nine months ended September 30, 2007, compared to approximately $23.4 million for the same period in 2006. Financing activities for the nine months ended September 30, 2007 included cash inflows of approximately $0.7 million of equipment debt financing and approximately $43.2 million in proceeds from the sale of our common stock related to our February 2007 registered direct public offering of 7,000,000 shares of common stock, stock option exercises and stock purchases made under our 2000 Employee Stock Purchase Plan, offset by cash outflows of approximately $1.1 million of scheduled payments on our debt arrangements. Financing activities for the nine months ended September 30, 2006 included cash inflows of approximately $0.3 million of equipment debt financing and approximately $24.6 million in proceeds from the sale of our common stock related to our April 2006 underwritten offering of 5,100,000 shares of common stock, stock option exercises and stock purchases made under our 2000 Employee Stock Purchase Plan, offset by approximately $1.5 million of scheduled payments on our debt arrangements.

We believe that our existing cash and investments, anticipated cash flow from our collaboration with Roche through the effective date of the termination of our agreement with Roche and Roche’s clinical trial cost reimbursement obligations to us following the termination of our agreement, will be sufficient to support our current operating plan into the first half of 2009. We have based this estimate on assumptions that may prove to be wrong. Our future capital uses and requirements depend on numerous forward-looking factors, including those set forth in Part II, Item 1A “Risk Factors.”

In addition, we review from time to time potential opportunities to expand our technologies or add to our portfolio of drug candidates. In the future, we may need further capital in order to acquire or invest in technologies, products or businesses.

We expect that additional financing will be required to fund operations. We expect to finance future cash needs through the sale of equity securities, debt financings, additional collaboration or licensing arrangements or any combination of the foregoing or other arrangements. In August 2007, we filed a shelf registration statement on Form S-3 with the SEC pursuant to which we may offer and sell up to $75.0 million of our common stock and/or warrants to purchase our common stock, either individually or in units. Pursuant to two prior shelf registration statements we filed on Form S-3, we may offer and sell approximately $26.0 million of our common stock (including $24.5 million of warrants to purchase our common stock and/or units consisting of common stock and warrants to purchase common stock). In total, we may offer and sell up to $101.0 million of our equity securities under our three shelf registration statements, plus an additional approximately $20.2 million that we could sell under immediately effective related registration statements, assuming we continue to meet the SEC’s eligibility requirements for primary offerings on Form S-3.

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

Contractual Obligations

As of September 30, 2007, our obligations and commitments to make future payments under contracts such as debt and lease agreements were as follows:

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)
Equipment financing obligations	$1,920	$1,042	$811	$67	$—
Operating leases	11,745	1,898	4,263	4,588	996

Total contractual obligations	$13,665	$2,940	$5,074	$4,655	$996

As of September 30, 2007, we had exercised an option to renew the lease for one of our facilities in Hayward, California (the “Premises”) for an additional five years at fair market rents, extending the lease term from 2008 into 2013. We expect to enter into a formal amendment to the lease with the lessor of the Premises with respect to the exercise of our option to extend the term of the lease. The amounts set forth in the table above with respect to operating leases include what we currently expect will be the minimum lease payments during the renewal term of the lease.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investments to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and investment-grade corporate obligations. Although changes in interest rates may affect the fair value of our portfolio and cause unrealized gains and losses, such gains and losses would not be realized unless the investments were sold prior to maturity. Through our money managers, we maintain risk management control systems to monitor interest rate risk. The risk management control systems use analytical techniques, including sensitivity analysis. If market interest rates were to increase by 100 basis points, or 1%, at September 30, 2007 rates, the fair value of our portfolio on that date would decline by approximately $0.2 million.

We did not hold any derivative instruments as of September 30, 2007, and we have never held such instruments in the past. In addition, we had outstanding debt, consisting of borrowings under equipment financings, of approximately $1.7 million as of September 30, 2007, with a range of annual interest rates from 6.86% to 9.09%.

Item 4:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of September 30, 2007, our chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective.

Changes in Internal Controls over Financial Reporting. There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls. The Company’s management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our chief executive officer and chief financial officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures were sufficiently effective to provide reasonable assurance that the objectives of our disclosure control system were met.

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

We have a history of net losses and may never become profitable.*

We commenced operations in 1996 and are still developing our product candidates. We have not commercialized any products, and we have incurred significant losses to date. We have a history of net losses and as of September 30, 2007 we had an accumulated deficit of approximately $179.5 million. To date, our revenues have been primarily from partnering arrangements and government grant awards. Our expenses have consisted principally of costs incurred in research and development and from general and administrative costs associated with our operations. We expect our expenses to increase and to continue to incur operating losses for at least the next several years as we continue our research and development efforts for our product candidates and research programs. The amount of time necessary to successfully commercialize any of our product candidates is long and uncertain, and successful commercialization may not occur at all. As a result, we may never become profitable.

We expect that additional financing will be required, and an inability to obtain the capital necessary to fund our operations on acceptable terms or at all would threaten the continued operation of our business.*

We expect that additional financing will be required to fund operations. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on favorable terms. We have consumed substantial amounts of cash to date and expect to incur significant operating expenditures over the next several years as we continue to advance our product candidates into and through clinical trials. For example, after the termination of our collaborative research, development and commercialization agreement Roche in late February 2008, we will be required, absent any new partnering arrangements with third parties, to independently to fund any KOS-1584 or other epothilone development and clinical trial activities that we may undertake.

We may raise additional financing through public or private equity offerings, debt financings, collaboration or licensing arrangements, government grant awards or any combination of the foregoing or other arrangements. To the extent we raise additional capital by issuing equity securities, our stockholders may experience dilution. Debt financing, if available, may subject us to restrictive covenants and significant interest costs. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies, product candidates or marketing territories.

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

We believe that our existing cash and investments, anticipated cash flow from our collaboration with Roche through the effective date of the termination of our agreement with Roche and Roche’s clinical trial cost reimbursement obligations to us following the termination of our agreement, will be sufficient to support our current operating plan into the first half of 2009. We may choose to obtain additional financing from time to time. We have based this estimate on assumptions that may prove to be wrong. Our future capital uses and requirements depend on numerous forward-looking factors, including the following:

•	our ability to establish any new partnering arrangements, our rights and obligations under any new partnering arrangements and our ability to generate revenues under any new partnering arrangements;

•	the extent to which clinical and other development activities are funded or conducted by future partners, if any;

•	our ability to sell shares of our common stock or other securities, including under our CEFF with Kingsbridge;

•	the progress, success and costs of preclinical testing and clinical trials of our product candidates;

•	any acceleration or expansion of our clinical development plans;

•	our ability to maintain or extend our existing licensing arrangements with Pfizer;

•	the progress, number and costs of our research programs;

•	the costs and timing of obtaining, enforcing and defending patent and other intellectual property rights;

•	any need to obtain licenses to additional patents or other intellectual property in order to use, import, manufacture, market or sell our product candidates;

•	any need to expand our manufacturing capabilities; and

•	expenses associated with any possible future litigation.

If we fail to enter into new partnering or licensing arrangements in the future, our business and operations would be negatively impacted.*

Our strategy depends upon the formation and sustainability of multiple partnering arrangements and license agreements with third parties, including with respect to our Hsp90 inhibitor and epothilone programs. We expect to rely on these arrangements for not only financial resources, but also for expertise that we expect to need in the future relating to clinical trials, manufacturing, sales and marketing, and for license and technology rights. Although we have in the past established partnering arrangements and various license agreements, we do not know if we will be able to establish additional arrangements on favorable terms, or whether any such partnering arrangements will ultimately be successful. For example, although we established a collaboration arrangement with Roche for our epothilone program, the collaboration will terminate in late February 2008 following a termination notice receive from Roche in October 2007. In addition, there have been, and may continue to be, a significant number of business combinations among pharmaceutical companies that have resulted, and may continue to result, in a reduced number of potential future partners, which may limit our ability to find partners who will work with us in developing and commercializing our product candidates. If we do not enter into new partnering arrangements, in particular, partnering arrangements for the further development of our Hsp90 inhibitor and epothilone programs, we will be required to undertake Hsp90 inhibitor and epothilone development and commercialization at our own expense which may limit the number of product candidates that we will be able to develop and commercialize, significantly increase our capital requirements and reduce the likelihood of successful product introduction. We may also be required to curtail, suspend, delay or terminate research and development programs, including planned clinical trials for our product candidates, and therefore our ability to generate revenues from our epothilone, Hsp90 inhibitor or other programs will be adversely affected. Our ability to start new research and development programs may also be materially harmed.

If our current licensing arrangements or potential future partnering or licensing arrangements are unsuccessful or are terminated, or if conflicts develop with our current licensees or licensors, or our potential future partners, licensees or licensors, our research and development efforts could be delayed, curtailed or terminated, our revenues could significantly decrease and our operations may be adversely affected.*

We have a license agreement with Pfizer pursuant to which Pfizer is responsible for development, regulatory and commercial activities related to our motilin agonist program. We also have licenses to technology and compounds from several research groups, including Sloan-Kettering and the Oregon State University in the field of epothilones, the NCI in the field of geldanamycin analogs and Stanford University in the field of polyketide technology. These agreements permit our licensors to terminate the agreements under certain circumstances. Although our epothilone program is currently partnered with Roche, we received notice from Roche in October 2007 that it is terminating our collaborative research, development and commercialization agreement in its entirety, which termination will be effective in late February 2008. In addition, our collaboration agreements with the NCI with respect to the clinical development of tanespimycin and alvespimycin have expired, although we have entered into a data exchange agreement with the NCI regarding the clinical trials originally initiated under our collaboration agreements with the NCI. If we do not maintain, extend or replace our license agreement with Pfizer, we may be required to seek new partners or to undertake motilin agonist development and commercialization at our own expense, the research and development efforts for our motilin agonist program could be delayed, our revenues could significantly decrease and our operations would be adversely affected. Furthermore, if our in-license agreements are terminated, or disputes arise that we are not able to resolve in our favor concerning our rights to particular compounds or technologies, our research and development efforts could be delayed, curtailed or terminated, or we could lose our rights to use the licensed compounds or technologies.

We control neither the amount nor timing of resources that Pfizer devotes to our motilin agonist program, nor the scope, content and timing of the preclinical studies, clinical trials and other development efforts that Pfizer conducts or permits, including for KOS-2187. If we are successful in establishing new partnering arrangements with respect to our epothilone program, our Hsp90 inhibitor program or our other programs, we may not be able to control the amount nor timing of resources that potential future partners devote to our programs. As a result, we do not know if Pfizer or any potential future partners will dedicate sufficient resources, or if the development or commercialization efforts by Pfizer or any potential future partners will be successful. We also do not know if the development or commercialization efforts by Pfizer or any potential future partners will be the same as those we would choose to devote if we solely controlled the development and commercialization of our programs and product candidates. In addition, we do not know whether Pfizer or future partners, if any, might pursue alternative technologies or develop alternative products either on their own or in collaboration with others, including our competitors, as a means for developing treatments for the diseases targeted by the partnering or licensing arrangements with us. In addition, business combinations or significant changes in a partner’s business strategy may adversely affect its willingness or ability to continue the partnering or licensing arrangement with us. If Pfizer or any potential future partners fail to conduct research, development or commercialization activities with respect to compounds or products for which they have rights from us successfully and in a timely manner, or if they or our licensors breach or terminate their agreements with us, the development or commercialization of the affected product candidates, technology or research program could be delayed or terminated. For example, if Pfizer does not successfully develop and commercialize a product from our motilin agonist program, we may not receive any future milestone payments and will not receive any royalties under our license agreement with Pfizer.

Our committed equity financing facility with Kingsbridge may not be available to us if we elect to make a draw down, may require us to make additional “blackout” or other payments to Kingsbridge and may result in dilution to our stockholders.*

In July 2006, we entered into a CEFF with Kingsbridge. The CEFF entitles us to sell and obligates Kingsbridge to purchase, from time to time through September 25, 2009, shares of our common stock for cash consideration up to an aggregate of $47.0 million as of September 30, 2007, subject to certain conditions and restrictions. Kingsbridge will not be obligated to purchase shares under the CEFF unless certain conditions are met, which include a minimum price for our common stock; the accuracy of representations and warranties made to Kingsbridge; compliance with laws; and the effectiveness of a registration statement registering for resale the shares of common stock to be issued in connection with the CEFF. In addition, among other termination rights, Kingsbridge is permitted to terminate the CEFF by providing written notice to us within 10 trading days after it obtains actual knowledge that an event has occurred resulting in a material and adverse effect on our business, operations, properties or financial condition. If we are unable to access funds through the CEFF, or if Kingsbridge terminates the CEFF, we may be unable to access capital on favorable terms, or at all.

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

Our product candidates are in various stages of research and development. We may not be able to develop products that prove to be safe and effective, meet applicable regulatory standards, are capable of being manufactured at reasonable costs or can be marketed successfully. All of the potential products that we are currently developing will require significant development and investment, including extensive clinical testing, before we can submit any application for regulatory approval. For example, we expect to incur significant expenses in connection with our TIME registration program for tanespimycin in combination with Velcade for multiple myeloma. These expenses will be even higher to the extent we are required to pay for patients’ medical or other expenses, including, for example, the cost of Velcade for these studies.

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

We do not know whether clinical trials of our product candidates will begin on time or whether any of our clinical trials will be completed on schedule, or at all. In particular, the timing of the commencement of our Phase 2 clinical trial program with KOS-1584 remains uncertain as a result of our reevaluation of the clinical program in light of the pending termination of our collaboration with Roche. We may plan and initiate clinical trials before final data from earlier studies have been collected and analyzed because it takes a significant amount of time and effort to plan and initiate clinical trials and because of the length of time it takes to successfully develop a product candidate. Consequently, we may need to modify, suspend, cancel or terminate clinical trials based on results from earlier studies. We also do not know whether clinical trials will indicate that an earlier-stage compound or formulation will be more appropriate for clinical and commercial development than a compound or formulation that is at a later stage of clinical development, and therefore result in extended timelines as well as increased development costs. For example, Roche and we decided in February 2007 to cease development of KOS-862 in favor of further development of our second-generation epothilone product candidate, KOS-1584, and in May 2007, we decided to change the formulation for tanespimycin to our injectable suspension formulation, which delayed the commencement of clinical trials. Negative or inconclusive results or adverse medical events during a clinical trial could cause a clinical trial to be suspended, terminated or repeated. Certain of the clinical trials of our product candidates are or may in the future be designed to include two stages, with the decision whether to proceed to the second stage dependent on results obtained in the first stage. Failure to achieve predetermined response rates as defined in the protocol may result in the decision not to proceed into the second stage of the trial.

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

Our ability to commence or timely complete clinical trials may be adversely affected by many factors, including:

•	ineffectiveness of the study compound, or perceptions by physicians that the compound is not effective for a particular indication;

•	inability to manufacture sufficient quantities of compound for use in clinical trials;

•	a failure to obtain approval from the FDA, other regulatory authorities or an investigational site’s institutional review board to conduct a clinical trial;

•	inability to reach agreement with a sufficient number of investigational sites to conduct a study;

•	inability to obtain product liability insurance, including clinical trial insurance, that meets the requirements of a location outside the U.S.;

•	the number of patients required, slower than expected rate of patient recruitment or inability to recruit a sufficient number of patients;

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

Changes in the regulatory approval policy during the development period, changes in or the enactment of additional regulations or statutes, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application for regulatory approval. For example, new federal legislation known as the FDA Amendments Act of 2007 was recently enacted. This legislation grants the FDA extensive new authority to impose post-approval clinical study and clinical trial requirements, require safety-related changes to product labeling, review advertising aimed at consumers, and require the adoption of risk management plans. Other proposals have been made to impose additional requirements on drug approvals, further expand post-approval requirements and restrict sales and promotional activities. The new legislation, and the additional proposals if enacted, may make it more difficult or burdensome for us to obtain approval of our product candidates, any approvals we receive may be more restrictive or be subject to onerous post-approval requirements, our or our current or potential future partners’ ability to commercialize approved products successfully may be hindered and our business may be harmed as a result. Furthermore, the approval procedure and the time required to obtain approval varies among countries and can involve additional testing beyond that required by the FDA. Approval by one regulatory authority does not ensure approval by regulatory authorities in other jurisdictions.

The FDA and other regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical, clinical or other studies or modifications to the manufacturing processes or facilities or quality control procedures for our product candidates. For example, we commenced a Phase 2/3 study of tanespimycin in combination with Velcade in patients with relapsed-refractory multiple myeloma in the third quarter of 2007, and we plan to commence a Phase 3 pivotal study of tanespimycin in combination with Velcade in first-relapse patients with multiple myeloma in the fourth quarter of 2007 or early in the first quarter of 2008. If the results are favorable, we believe these clinical trials will support the filing of a New Drug Application (“NDA”) with the FDA for the treatment of multiple myeloma. However, the FDA or other regulatory authorities may require additional data prior to accepting or approving an application for marketing approval for tanespimycin or other product candidates, which would result in delays in potential FDA or other regulatory authority approval and additional costs, either of which may be too significant to continue development of tanespimycin or other product candidates. This risk is further compounded by any changes during development of a product candidate, such as changes in manufacturing processes, formulations or dosing regimens.

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

We are supervising and monitoring on our own certain Phase 2 and Phase 2/3 clinical trials in our tanespimycin and alvespimycin development program. In 2007, we initiated a broad, multinational registrational program for the treatment of multiple myeloma. The tanespimycin in myeloma evaluation, or TIME program, includes a Phase 2/3 trial that we initiated in the third quarter of 2007 and a Phase 3 trial that we expect to initiate in the fourth quarter of 2007 or early in the first quarter of 2008. To date, we have not successfully conducted a clinical trial intended to form the basis of an NDA (or foreign equivalent thereto) filing. Additionally, the TIME program, and our planned Phase 2 trials with alvespimycin, are multinational trials. We have not conducted large clinical trials outside of North America. Consequently, we may not have the necessary capabilities to successfully execute and complete these planned clinical trials in a manner that supports approval of our clinical candidates for their target indications in a timely manner, or at all. Failure to commence or complete, or delays in our planned or current clinical trials, would prevent us from commercializing products, and thus seriously harm our business.

We also rely on Pfizer to conduct all clinical trials for our motilin agonist program, including KOS-2187. We may rely on future partners, if any, to conduct clinical trials for our product candidates. If any of these third parties do not successfully carry out their obligations or meet expected deadlines, clinical trials may be extended, delayed, suspended or terminated, data generated from clinical trials may not be acceptable to the FDA or other regulatory authorities and our product candidates may not receive regulatory approval or be successfully commercialized.

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

We are the exclusive licensee to two patent rights claiming our epothilone clinical candidate KOS-1584. One is a granted patent and one is a patent application, owned by the Oregon State University and Sloan-Kettering, respectively. In June 2007, the US Patent and Trademark Office declared an interference between the patent and patent application. In October 2007, we entered into a settlement agreement with the Oregon State University and Sloan-Kettering setting forth the agreed upon procedure to conduct the interference. In addition, we entered into amendments to our agreements with the Oregon State University and Sloan-Kettering in connection with the settlement agreement. These amendments confirm, as well as make certain adjustments to, our financial obligations to each of the Oregon State University and Sloan-Kettering under our agreements with them, regardless of which party ultimately prevails in the interference.

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

Our commercial success depends significantly on not infringing the patents and proprietary rights of other parties and not breaching any licenses that we have entered into with regard to our technologies and products. Other parties may currently or in the future possess intellectual property rights covering product candidates that we or our current or potential future partners are developing or desire to develop; methods of treatment or administration involving our product candidates; formulations of our product candidates; and genes, gene fragments, cell lines, compounds and other technologies we use or may wish to use. Any infringement of patent rights or violation of other proprietary rights may require us to obtain a license from another party, forego product development or commercialization or face lawsuits or other claims.

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

Manufacturing difficulties could delay or preclude commercialization of our products and substantially increase our expenses.*

We currently use contract manufacturers to make tanespimycin and alvespimycin active pharmaceutical ingredients. We currently formulate the final drug product for tanespimycin injectable suspension formulation at our facilities and use a contract manufacturer to fill the final drug product vials. In the future, we expect to use a contract manufacturer to conduct the entire tanespimycin injectable suspension formulation and filling process. We currently use a contract manufacturer to formulate the final drug product for alvespimycin. We maintain a limited inventory of tanespimycin and alvespimycin drug product at our facilities in Hayward, California, and we also maintain a limited inventory at the facilities of an outside contractor. In our epothilone program, we rely on contract manufacturers for the active pharmaceutical ingredient for KOS-1584. Drug product for KOS-1584 is formulated by an outside contractor. We maintain limited inventories of formulated drug product for KOS-1584 at our facilities in Hayward, California and at the facilities of outside contractors. For all of our projects, drug product is distributed to clinical sites primarily through outside contractors.

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

We face intense competition from pharmaceutical companies, biotechnology companies and academic groups.*

We face, and will continue to face, intense competition from organizations such as biotechnology and pharmaceutical companies, as well as academic and research institutions and government agencies, that are pursuing competing technologies and products. These organizations may develop or currently possess technologies or products that are superior alternatives to ours. For example, companies with competing Hsp90 inhibitors include Biogen Idec Inc., which has initiated Phase 1 clinical trials in solid tumors with its intravenous formulation of tanespimycin and its oral synthetic Hsp90 inhibitor and has announced that it expects to initiate Phase 2 clinical trials in 2007; Infinity Pharmaceuticals, which, in collaboration with MedImmune, Inc. (recently acquired by AstraZeneca), has initiated a Phase 1/2 clinical trial of its intravenous Hsp90 inhibitor in non-small cell lung cancer and a Phase 1 clinical trial in gastrointestinal stromal tumors and has announced its plans to initiate clinical trials with its oral formulation in the second half of 2007; Abraxis BioScience, Inc., which has announced its plans to file an IND in the second half of 2007 for its albumin-bound nanoparticle formulation of tanespimycin; Vernalis plc, which has announced that it has selected an intravenous and an oral Hsp90 inhibitor preclinical development candidate in collaboration with Novartis AG and which has initiated a Phase 1/2 trial of an Hsp90 inhibitor; Serenex, Inc., which has initiated a Phase 1 clinical trial with its oral Hsp90 inhibitor; and Synta Pharmaceuticals Corp., which announced plans to file an IND for its Hsp90 inhibitor in 2007, as well as other companies reported to be pursuing Hsp90 inhibitors. Competing epothilones in clinical development include those being developed by Novartis AG, which is reported to be in Phase 3 clinical trials; and Schering AG, which is reported to be in Phase 2 clinical trials. Gastrointestinal motility competitors include Chugai Pharmaceuticals, whose motilide agonist is reported to be in Phase 2 clinical trials. In addition, IXEMPRA(TM) (ixabepilone), an epothilone developed by Bristol-Myers Squibb Company, was approved by the FDA in October 2007 for use in breast cancer. Thus, it is possible that, even if we are successful in developing any of our product candidates, one or more compounds of our competitors will be approved and marketed before our own. This could place our partners and us at a significant disadvantage and could prevent us from realizing significant commercial benefit from such compounds. Further, our competitors in the polyketide gene-engineering field may be more effective at implementing their technologies to develop commercial products or may hold or develop patents or other proprietary rights that may prevent us from practicing our technologies and pursuing our programs.

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

We have adopted a rights agreement under which all stockholders have the right to purchase shares of a new series of preferred stock at an exercise price of $70.00 per one one-hundredth of a share (subject to adjustment), if a person acquires more than 20% of our common stock. The rights plan could make it more difficult for a person to acquire a majority of our outstanding voting stock. The rights plan could also reduce the price that investors might be willing to pay for shares of our common stock and result in the market price being lower than it would be without the rights plan. In addition, the existence of the rights plan itself may deter a potential acquirer from acquiring us. As a result, either by operation of the rights plan or by its potential deterrent effect, mergers and acquisitions of us that our stockholders may consider in their best interests may not occur.

Our stock price has been, and may continue to be, extremely volatile.*

The trading price of our common stock has been, and is likely to continue to be, highly volatile. During the period from October 1, 2006 through September 30, 2007, our common stock traded between $3.70 and $7.35 on the Nasdaq Global Market. The trading price of our common stock could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

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

We expect that our quarterly and annual results of operations will fluctuate, and this fluctuation could cause our stock price to decline, creating investor losses.*

Our quarterly and annual operating results have fluctuated in the past and are likely to do so in the future. These fluctuations could cause our stock price to fluctuate significantly or decline. Some of the factors that could cause our operating results to fluctuate include:

•	expiration or termination of current or potential future partnering or licensing arrangements, which may not be renewed or replaced;

•

the success rate of our, Pfizer’s or potential future partners’ efforts leading to milestone payments and royalties under our licensing arrangements with Pfizer or any future collaboration or license agreements that we may establish;

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

If our revenues decline or do not grow due to expiration, termination or amendment of current or future collaboration agreements or licenses, failure to obtain new contracts or other factors, we may not be able to reduce our operating expenses correspondingly. In addition, we expect operating expenses to continue to increase, particularly following the termination of our collaboration arrangement with Roche. Failure to achieve anticipated levels of revenues could therefore significantly harm our operating results for a particular fiscal period.

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

On August 8, 2007, we exercised our option to extend, for a term of five years, the term of that certain lease agreement, dated December 1, 1997 (the “Lease”), with Northern California Industrial Portfolio, Inc. (“Landlord”) for the lease of premises containing approximately 69,512 square feet of office space located at 3825 Bay Center Place, Hayward, California. The five-year extension term will expire on February 28, 2013, with an option to extend for an additional five year term. We expect that our minimum monthly rental expense will be $82,511 for the first year of the extension term and will increase to $96,524 for the final year of the extension term. We expect to enter into a formal amendment with Landlord with respect to the exercise of our option to extend the term of the Lease. Under the terms of the Lease, we are also responsible for our proportionate share of certain operating expenses, including taxes, insurance, common area management and management fees. In the event of a default of certain of our obligations under the Lease, the Landlord would have right to terminate the Lease. The foregoing is only a brief description of the material terms of the Lease, does not purport to be a complete statement of the rights and obligations of the parties under the Lease, and is qualified in its entirety by reference to the Lease that was filed as Exhibit 10.42 to our quarterly report on Form 10-Q for the quarterly period ended June 30, 2002.

Item 6:	Exhibits

Exhibit No.
3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws of Registrant. (2)

4.1	Form of Specimen Common Stock Certificate. (3)

4.2	Third Amended and Restated Registration Rights Agreement, dated March 30, 2000, between Registrant and certain stockholders. (3)

4.3	Registrant’s Certificate of Designation of Series A Junior Preferred Stock. (4)

4.4	Warrant for the purchase of shares of common stock, dated July 19, 2006, issued by the Registrant to Kingsbridge Capital Limited. (5)

4.5	Registration Rights Agreement, dated July 19, 2006, by and between the Registrant and Kingsbridge Capital Limited. (5)

10.39	Consulting Agreement, dated August 24, 2007, by and between the Registrant and Margaret A. Horn.

10.40†	Amendment to the Research and License Agreement, dated October 2, 2007, by and between the Registrant and the Sloan-Kettering Institute for Cancer Research.

10.41†	Exclusive License Agreement, dated April 4, 2005, by and between the Registrant and the State of Oregon, acting by and through the State Board of Higher Education on Behalf of Oregon State University.

10.42†	Amendment No. One to the Exclusive License Agreement, dated October 2, 2007, by and between the Registrant and the State of Oregon, acting by and through the State Board of Higher Education on behalf of Oregon State University.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification by the Chief Executive Officer and the Chief Financial Officer of Kosan Biosciences Incorporated, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United Stated Code (18 U.S.C. 1350). (7)

(1)	Incorporated herein by reference to an exhibit of our quarterly report on Form 10-Q for the period ended June 30, 2001.
(2)	Incorporated herein by reference to an exhibit of our quarterly report on Form 10-Q for the period ended June 30, 2003.
(3)	Incorporated herein by reference to an exhibit of our Registration Statement on Form S-1, Registration No. 333-33732.
(4)	Incorporated by reference to an exhibit of our current report on Form 8-K filed on October 15, 2001.
(5)	Incorporated by reference to an exhibit of our current report on Form 8-K filed on July 25, 2006.
(6)	This certification “accompanies” the Quarterly Report on Form 10-Q to which it relates, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Kosan Biosciences Incorporated under the Securities Act or the Exchange Act (whether made before or after the date of the Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.
†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kosan Biosciences Incorporated

November 9, 2007	By:	/s/ Robert G. Johnson, Jr.
Robert G. Johnson, Jr., M.D., Ph.D. President and Chief Executive Officer and Duly Authorized Officer

November 9, 2007	By:	/s/ Gary S. Titus
Gary S. Titus Senior Vice President and Chief Financial Officer and Duly Authorized Officer

EXHIBIT INDEX

Exhibit No.
3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws of Registrant. (2)

4.1	Form of Specimen Common Stock Certificate. (3)

4.2	Third Amended and Restated Registration Rights Agreement, dated March 30, 2000, between Registrant and certain stockholders. (3)

4.3	Registrant’s Certificate of Designation of Series A Junior Preferred Stock. (4)

4.4	Warrant for the purchase of shares of common stock, dated July 19, 2006, issued by the Registrant to Kingsbridge Capital Limited. (5)

4.5	Registration Rights Agreement, dated July 19, 2006, by and between the Registrant and Kingsbridge Capital Limited. (5)

10.39	Consulting Agreement, dated August 24, 2007, by and between the Registrant and Margaret A. Horn.

10.40†	Amendment to the Research and License Agreement, dated October 2, 2007, by and between the Registrant and the Sloan-Kettering Institute for Cancer Research.

10.41†	Exclusive License Agreement, dated April 4, 2005, by and between the Registrant and the State of Oregon, acting by and through the State Board of Higher Education on Behalf of Oregon State University.

10.42†	Amendment No. One to the Exclusive License Agreement, dated October 2, 2007, by and between the Registrant and the State of Oregon, acting by and through the State Board of Higher Education on behalf of Oregon State University.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification by the Chief Executive Officer and the Chief Financial Officer of Kosan Biosciences Incorporated, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United Stated Code (18 U.S.C. 1350). (6)

(1)	Incorporated herein by reference to an exhibit of our quarterly report on Form 10-Q for the period ended June 30, 2001.
(2)	Incorporated herein by reference to an exhibit of our Quarterly Report on Form 10-Q for the period ended June 30, 2003.
(3)	Incorporated herein by reference to an exhibit of our Registration Statement on Form S-1, Registration No. 333-33732.
(4)	Incorporated by reference to an exhibit of our current report on Form 8-K filed on October 15, 2001.
(5)	Incorporated by reference to an exhibit of our current report on Form 8-K filed on July 25, 2006.
(6)	This certification “accompanies” the Quarterly Report on Form 10-Q to which it relates, pursuant to Section 906 of the Sarbanes Oxley Act of 2002, and is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Kosan Biosciences Incorporated under the Securities Act or the Exchange Act (whether made before or after the date of the Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.
†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.