Form 10-K
period 2007-12-31
KOSAN BIOSCIENCES INC
filed 2008-03-17
CIK 1110206

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

[ x ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2007.

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

(510) 732-8400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, $.001 par value per share	The NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ x ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]    No [ x ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $204,935,000 as of June 29, 2007, based upon the closing sale price on the NASDAQ Global Market reported for such date. The determination of affiliate status for the purposes of this calculation is not necessarily a conclusive determination for other purposes. The calculation excludes approximately 3,267,000 shares held by directors, officers and stockholders whose ownership exceeded ten percent of the registrant’s outstanding Common Stock as of June 29, 2007. Exclusion of these shares should not be construed to indicate that such person controls, is controlled by or is under common control with the registrant.

The number of shares of common stock of the registrant outstanding at February 29, 2008 was 42,592,302 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Proxy Statement in connection with the registrant’s 2008 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report on Form 10-K, are incorporated by reference into Part III of this report.

Kosan Biosciences Incorporated

Form 10-K

For the Fiscal Year Ended December 31, 2007

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

Hsp90 inhibitors have a novel mechanism of action targeting multiple pathways involved in cancer cell growth and survival. Our Hsp90 inhibitor product candidates may have the potential to overcome resistance after relapse and to synergize the initial activity of existing cancer therapies. Our first and second generation Hsp90 inhibitor product candidates have demonstrated antitumor activity in multiple indications in early clinical trials. Our proprietary injectable suspension formulation of tanespimycin, or KOS-953, our first-generation Hsp90 inhibitor and most advanced product candidate, is in a Phase 3 clinical trial in combination with Velcade® (bortezomib) for multiple myeloma, as well as in a Phase 2 clinical trial in combination with Herceptin® (trastuzumab) for HER2-positive metastatic breast cancer.

Epothilones inhibit cell division with a mechanism of action similar to taxanes, one of the most successful classes of anti-tumor agents. KOS-1584 is our epothilone anticancer product candidate that is being evaluated in dose-escalating Phase 1 clinical trials in patients with solid tumors. We expect to initiate our Phase 2 clinical program with KOS-1584 in the first quarter 2008.

KOSAN BIOSCIENCES

Our epothilone program was partnered with Hoffmann-La Roche, Inc. and F. Hoffmann-La Roche Ltd. (collectively “Roche”) through a global development and commercialization agreement. Our agreement with Roche was terminated in its entirety effective in late February 2008. Following the termination of the agreement, the rights licensed to Roche reverted to us, and in connection with the termination, Roche provided us with certain license rights, data and other assistance related to the product candidates licensed to Roche under the agreement. Roche’s development funding commitments under the agreement continued until the termination date in late February 2008, after which Roche is obligated to reimburse us for certain costs of completing the KOS-1584 Phase 1 clinical trials.

We also have a motilin receptor agonist program for the stimulation of gastrointestinal movement, or GI motility. In December 2006, we established a worldwide exclusive license agreement with Pfizer Inc. for our motilin agonist program, including KOS-2187 and related compounds. Pfizer is responsible for all development, regulatory and commercial activities related to the motilin agonist program. Pfizer is conducting Phase 1 clinical testing of KOS-2187 as a potential treatment for gastroesophageal reflux disease (“GERD”).

We also have next-generation Hsp90 inhibitor, next-generation epothilone and nuclear export inhibitor programs for cancer that are undergoing preclinical evaluation. These programs are also based on the use of our technology to improve the structure of known polyketides and the efficiency of large-scale production.

Our Strategy

Our goal is to develop and commercialize innovative cancer therapeutics. Our strategy includes the following components:

Focus on Advancing Later Stage Product Candidates. We are focused on advancing our lead product candidate, Hsp90 inhibitor tanespimycin, in multiple myeloma and in metastatic breast cancer, and our lead epothilone candidate, KOS-1584, in non-small cell lung cancer and potentially other indications. We have prioritized our development portfolio to focus resources on product candidates that we believe represent the highest therapeutic potential and commercial value for the company in the near-term.

Disciplined Management of Our Financial Resources. We intend to focus our financial resources on advancing our clinical product candidates towards regulatory approval and commercialization.

Establish and Leverage Existing Partnering Arrangements. We have a license agreement with Pfizer for the development and commercialization of our motilin agonist program. We plan to establish additional partnering arrangements with pharmaceutical companies and other research and development organizations to help us advance product candidates into or through clinical trials and to the market.

Develop Cancer Therapeutic Products with First-In-Class or Best-In-Class Potential. We have developed a core expertise in the discovery and development of potential cancer therapeutics. We plan to continue to focus on cancer indications to best utilize our expertise and develop potential first-in-class or best-in-class therapies.

Strategically Invest in Our Drug Discovery Efforts and Polyketide Technology Platform. We intend to continue internal research activities on polyketide biosynthesis and chemical synthesis with the goal of advancing high-quality product candidates into preclinical and clinical development. All of our programs are based on the development of polyketides. Polyketides are complex natural products produced by certain microorganisms. Numerous pharmaceutical products in many therapeutic areas have been derived from polyketides. We focus on polyketides because of our expertise in genetic manipulation, chemistry and production of polyketides. We use our technology to improve the structure of known polyketides with validated targets to make potential product candidates. We also improve the efficiency of large-scale production in order to more cost-effectively access promising compounds that cannot be obtained from nature in sufficient quantities to permit development and potential commercialization.

Product Pipeline

The following chart indicates the most advanced stage of development for each of our product candidates.

Oncology

Hsp90 Inhibitors

We are developing compounds that have been shown to cause the degradation of numerous proteins involved in the growth and survival of cancer cells. These compounds bind to and disrupt the function of Hsp90. Hsp90 is a molecular “chaperone” in cells that maintains the stability and function of “client proteins” that are important for cell proliferation, angiogenesis and metastasis of tumors. By preventing Hsp90 from protecting its client proteins, Hsp90 inhibitors cause the client proteins to degrade. By simultaneously depleting multiple proteins involved in the genesis and maintenance of cancer cells, Hsp90 inhibitors may serve as chemotherapeutic agents in a number of cancers. Moreover, studies suggest that Hsp90 inhibitors re-sensitize cancer cells to drugs to which they have become resistant. Hsp90 inhibitors may also enhance the initial activity of existing cancer therapies when used in combination. Hsp90 inhibitors, such as tanespimycin, can simultaneously target several of the key attributes of cancers and may have broad therapeutic activity against multiple types of cancers.

Tanespimycin. Our proprietary injectable suspension formulation of tanespimycin, or KOS-953 (also known as 17-AAG), is in a Phase 3 clinical trial in combination with Velcade® (bortezomib) for multiple myeloma, as well as a Phase 2 clinical trial in combination with Herceptin® (trastuzumab) in HER2-positive metastatic breast cancer. Our Tanespimycin in Myeloma Evaluation, or TIME, clinical program includes TIME-1, a Phase 3 pivotal study of tanespimycin in combination with Velcade in first-relapse patients with multiple myeloma, which has been initiated. We also plan to conduct a second trial in multiple myeloma to support the pivotal TIME-1 trial with additional safety

KOSAN BIOSCIENCES

and efficacy data. We plan to initiate the supporting trial in early 2009 and anticipate that the trial can be completed within the timeframe of TIME-1. The TIME program is utilizing our tanespimycin injectable suspension formulation that replaced the prior Cremophor-based formulation. In addition to multiple myeloma, we intend to advance tanespimycin in metastatic breast cancer. We anticipate presenting updated data with the injectable suspension formulation from our Phase 2 clinical trial of tanespimycin in combination with Herceptin in patients with HER2-positive metastatic breast cancer in the first half of 2008. We expect to conduct enabling studies evaluating tanespimycin as monotherapy and in combination with other agents such as Taxol® (paclitaxel), Xeloda® (capecitabine®) and/or Herceptin® beginning in late 2008 or early 2009. Finally, our Phase 2 clinical trial of tanespimycin in metastatic melanoma was recently completed. As we did not observe sufficient clinical activity to warrant continued pursuit of this indication, we do not plan to develop tanespimycin in this indication.

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

Alvespimycin. Alvespimycin, or KOS-1022 (also known as 17-DMAG), is a highly-potent, water-soluble and orally-active Hsp90 inhibitor. We have evaluated both intravenous and oral formulations of alvespimycin in clinical trials. In February 2008, we terminated development of alvespimycin in order to focus our resources on the development of tanespimycin.

Epothilones

Epothilones are polyketides that inhibit cancer cells by a mechanism of action similar to a class of cytotoxic drugs known as taxanes, including paclitaxel, marketed as Taxol® by Bristol-Myers Squibb Company, and docetaxel, marketed as Taxotere® by Sanofi-Aventis. Epothilones may address a key limitation of the taxane class because they have shown activity against taxane-resistant human tumor cell lines in vitro and in animal models, as well as activity against taxane-sensitive human tumors cells in these models. Through late February 2008, our epothilone program was partnered with Roche through a September 2002 global development and commercialization agreement.

KOS-1584. KOS-1584 is our lead epothilone product candidate being evaluated in dose-escalating Phase 1 clinical trials in patients with solid tumors. KOS-1584 has demonstrated antitumor activity and favorable tolerability in Phase 1 clinical trials in patients with solid tumors, including non-small cell lung, ovarian and pancreatic cancers. We intend to initiate a Phase 2 clinical trial of KOS-1584 in non-small cell lung cancer patients who have received one prior chemotherapy regimen in early 2008. We may conduct additional Phase 2 trials of KOS-1584. Kosan believes that KOS-1584 has best-in-class potential based on the compound’s activity and tolerability profile, which may contrast with currently marketed and other development-stage compounds in this class.

Gastrointestinal Motility

Motilin receptor agonists, called motilides, may be useful to treat diseases such as gastroparesis and other conditions in which GI motility is impaired. Preclinical data indicate that our compound, KOS-2187, is a potent motilin receptor agonist that has high oral bioavailability, is rapidly absorbed and significantly accelerates gastric emptying. In December 2006, we established a worldwide exclusive license agreement with Pfizer for our motilin agonist program, including KOS-2187 and related compounds. Pfizer is responsible for all development, regulatory and commercial activities related to the motilin agonist program. Pfizer is conducting Phase 1 clinical testing of KOS-2187 as a potential treatment for GERD.

Early-Stage Programs

We also have next-generation Hsp90 inhibitor, next-generation epothilone and nuclear export inhibitor programs for cancer that are undergoing preclinical evaluation. These programs are also based on the use of our technology to improve the structure of known polyketides and the efficiency of large-scale production.

Research and Development Expenses

Our research and development expenses consist primarily of salaries and other personnel-related expenses, clinical trial-related services performed by clinical research organizations and research institutions and other outside service providers, licensing-related expenses, lab consumables and facility-related expenses. Our research and development expenses were approximately $47.3 million in 2007, $37.2 million in 2006 and $38.4 million in 2005.

Intellectual Property

Our intellectual property consists of patents, copyrights, trademarks, trade secrets and know-how. Our ability to compete effectively depends in large part on our ability to obtain patents and trademarks for our technologies and products, maintain trade secrets, operate without infringing the rights of others and prevent others from infringing our proprietary rights. We will be able to protect our technologies from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents, or are effectively maintained as trade secrets. Accordingly, patents or other proprietary rights are an essential element of our business. As of December 31, 2007, we owned or exclusively licensed approximately 143 patents and 79 patent applications in the U.S. and approximately 80 foreign patents and 265 foreign patent applications. We pursue patent protection in countries where we believe it is commercially reasonable and advantageous to do so. Generally, U.S. and foreign patents are granted for a term of 20 years counting from the date of filing or the earliest claimed priority date, whichever is earlier. The aforementioned patents licensed or owned by Kosan have filing or earliest priority dates ranging from 1993 to the present.

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

Collaborative Research, Development and License Agreements

Roche

In September 2002, we entered into a research and collaboration agreement with Roche. Our agreement with Roche was terminated in its entirety effective in late February 2008. Following the termination of the agreement, the rights licensed to Roche reverted to us, and in connection with the termination, Roche provided us with certain license rights, data and other assistance related to the product candidates licensed to Roche under the agreement. Roche’s development funding commitments under the agreement continued until the termination date in February 2008, after which Roche is obligated to reimburse us for certain costs of completing the KOS-1584 Phase 1 clinical trials.

We recognized under this agreement approximately $12.0 million and $11.3 million of contract revenue in 2007 and 2006, respectively, of which $2.0 million was related to a non-recurring milestone earned in 2006. Included in 2007 and 2006 revenue was the ratable portion of the $25.0 million up-front fee that was recognized through the estimated clinical development period. As of December 31, 2007, we had received approximately $88.0 million from our collaboration with Roche.

KOSAN BIOSCIENCES

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

We received an up-front fee of $12.5 million in December 2006 and are eligible to receive milestone payments for the successful development and commercialization of licensed compounds, including milestone payments for achieving certain sales amounts, as well as royalties on worldwide sales. We recognized revenue of approximately $10.7 million and $1.8 million in contract revenue in 2007 and 2006, respectively, which represents the ratable portion of the $12.5 million up-front fee that was recognized over the estimated period of the Company’s participation in the development of KOS-2187.

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

Either party may terminate the agreement at any time for the other party’s uncured material breach of the agreement. Pfizer may terminate the agreement for convenience. Upon a termination by Pfizer for uncured material breach by us, the license rights shall become perpetual and irrevocable. In the event of a termination by Pfizer for convenience or by us for uncured material breach by Pfizer, the licensed rights would revert to us, Pfizer may be required to provide us with certain license rights, regulatory filings, data and technical transfer assistance. Unless earlier terminated, the agreement will remain in effect for the life of the relevant patents or a specified number of years from the first commercial sale on a country-by-country basis.

Sloan-Kettering Institute for Cancer Research

Effective August 2000, we entered into a research and license agreement with the Sloan-Kettering Institute for Cancer Research, or Sloan-Kettering, relating to epothilones. Under the agreement, we worked collaboratively with Sloan-Kettering to develop epothilone compounds and production methods. In addition, Sloan-Kettering granted us an exclusive license for all further development and commercialization of compounds selected by us in accordance with the agreement.

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

NIH/NCI

Under a November 2002 license agreement with the NIH, we obtained exclusive commercial rights under patent rights relating to the formulation of tanespimycin being studied by the NCI, alvespimycin and other geldanamycin analogs. Initially, our license was limited to specified medical fields of use, including the treatment of cancer, and the prevention of undesired cell growth or its deleterious effects, such as the prevention of restenosis and neurodegenerative diseases. In May 2005, we amended the license to include several additional fields of use. We paid the NIH an up-front fee and will owe annual minimum royalties, patent fees, royalties based on net sales of licensed products, milestone payments if clinical development milestones are reached and a portion of any sublicensing revenues. Our license could terminate if we are not diligent in developing licensed products or otherwise default in performing our material obligations under the agreement and fail to cure the deficiency. We may terminate the agreement on a country-by-country basis. The agreement contains standard NIH licensing terms. Unless the agreement is earlier terminated, our license will remain in effect for the life of the licensed patents. We developed our proprietary formulations of tanespimycin independently from the NIH.

Oregon State University

Under an April 2005 license agreement with Oregon State University, or OSU, we obtained an exclusive right to a patent and related intellectual property for synthesizing epothilones and epothilone analogs. Under the terms of the agreement, we paid a license issue fee to OSU, and we pay annual maintenance fees and patent fees, make milestone payments based on achievement of specified events with licensed products, pay royalties on net sales of products claimed in or originating from the licensed technology and pay a share of some sublicensing fees. Our license could terminate if we are not diligent in developing licensed products or otherwise default in performing our material obligations under the agreement and fail to cure the deficiency. Unless the agreement is earlier terminated, our license will remain in effect for the life of the licensed patents. In October 2007, we amended the license agreement

KOSAN BIOSCIENCES

because we entered into a settlement agreement with OSU and Sloan-Kettering setting forth the agreed upon procedure to conduct an interference hearing. This amendment confirms, as well as makes certain adjustments to, our financial obligations to OSU under our license agreement regardless of which party ultimately prevails in the interference.

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

We expect to encounter significant competition for any of the pharmaceutical products we develop. Companies that complete clinical trials, obtain required regulatory approvals and commence commercial sales of their products before their competitors may achieve a significant competitive advantage. We are aware that many other companies or institutions are pursuing the development of drugs and technologies directly targeted at applications for which we are developing our drug compounds. Companies with competing Hsp90 inhibitors include Biogen Idec Inc., which has initiated Phase 1 and 2 clinical trials in solid tumors with its oral synthetic Hsp90 inhibitor; Infinity Pharmaceuticals, which has initiated a Phase 1/2 clinical trials of its intravenous Hsp90 inhibitor in gastrointestinal stromal tumors, and has an oral formulation in preclinical development in collaboration with MedImmune, Inc. (now a part of the AstraZeneca group of companies); Abraxis BioScience, Inc., which has an albumin-bound particle suspension formulation of 17-AAG in preclinical development; Vernalis plc, which has announced that it has selected an intravenous and an oral Hsp90 inhibitor preclinical development candidate in collaboration with Novartis AG and initiated a Phase 1 clinical trial in late 2007; Serenex, Inc., which has initiated Phase 1 clinical trials for its oral Hsp90 inhibitor in solid and hematological tumors and has agreed to be acquired by Pfizer; and Synta Pharmaceuticals Corp., which initiated Phase 1 clinical trials for its Hsp90 inhibitor in melanoma, as well as other companies reported to be pursuing Hsp90 inhibitors. Competing epothilones in clinical development include those being developed by Novartis AG, which is reported to be in Phase 3 clinical trials; and Schering AG, which is reported to be in Phase 2 clinical trials. In addition, IXEMPRA(TM) (ixabepilone), an epothilone developed by Bristol-Myers Squibb Company, was approved by the FDA in October 2007 for use in breast cancer and Bristol-Myers Squibb Company is reported to be in numerous post-marketing clinical trials of ixabepilone. Gastrointestinal motility competitors include Chugai Pharmaceuticals, whose motilide agonist is reported to be in Phase 2 clinical trials.

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

KOSAN BIOSCIENCES

New federal legislation known as the FDA Amendments Act of 2007 was recently enacted. This legislation grants the FDA extensive new authority to impose post-approval clinical study and clinical trial requirements, require safety-related changes to product labeling, review advertising aimed at consumers, and require the adoption of risk management plans. Other proposals have been made to impose additional requirements on drug approvals, further expand post-approval requirements and restrict sales and promotional activities. The new legislation, and the additional proposals if enacted, may make it more difficult or burdensome for us to obtain approval of our product candidates, any approvals we receive may be more restrictive or be subject to onerous post-approval requirements.

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

Employees

As of February 29, 2008, we had 91 full-time employees, 34 of whom held Ph.D. degrees and 73 of whom were engaged in research and development activities. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppage.

Corporate Information

Kosan was incorporated under the laws of the state of California in January 1995 and commenced operations in 1996. In July 2000, we were reincorporated under the laws of the state of Delaware. We maintain a website at www.kosan.com; however, information found on, or that can be accessed through, our website is not incorporated by reference into this report.

Available Information

We file electronically with the U.S. Securities and Exchange Commission our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. We make available on our website at www.kosan.com, free of charge, copies of these reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Further, copies of these reports are located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding our filings, at www.sec.gov.

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

We commenced operations in 1996 and are still developing our product candidates. We have not commercialized any products, and we have incurred net losses since our inception, including a net loss of approximately $28.7 million for the year ended December 31, 2007. As of December 31, 2007, we had an accumulated deficit of approximately $189.0 million. To date, our revenues have been primarily from partnering arrangements and government grant awards. Our expenses have consisted principally of costs incurred in research and development and from general and administrative costs associated with our operations. We expect our expenses to increase and to continue to incur operating losses for at least the next several years as we continue our research and development efforts for our product candidates and research programs. The amount of time necessary to successfully commercialize any of our product candidates is long and uncertain, and successful commercialization may not occur at all. As a result, we may never become profitable.

We expect that additional financing will be required, and an inability to obtain the capital necessary to fund our operations on acceptable terms or at all would threaten the continued operation of our business.

We expect that additional financing will be required to fund operations. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on favorable terms. We have consumed substantial amounts of cash to date and expect to incur significant operating expenditures over the next several years as we continue to advance our product candidates into and through clinical trials. We currently have no commitments from third parties for external funding of our product development efforts (other than limited clinical trial cost reimbursements from Roche) and absent any new partnering arrangements with third parties, we will be required to independently to fund any development and clinical trial activities that we may undertake.

If we are unable to raise sufficient funds when needed, we may be required to delay, scale back or eliminate some or all of our research or development programs; lose rights under existing licenses; or relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Insufficient funds may adversely affect our ability to operate as a going concern, and an inability to obtain the capital necessary to fund our operations on acceptable terms or at all would threaten the continued operation of our business. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Result of Operations.”

We believe that our existing cash and investments will be sufficient to support our current operating plan into the first half of 2009. We have based this estimate on assumptions that may prove to be wrong. Our future capital uses and requirements depend on numerous forward-looking factors, including the following:

•	our ability to establish new partnering arrangements, our rights and obligations under any new partnering arrangements and our ability to generate revenues under any new partnering arrangements;

•	the extent to which clinical and other development activities are funded or conducted by potential future partners, if any;

•	the progress, success and costs of preclinical testing and clinical trials of our product candidates;

•	the costs of any drugs used in combination with our product candidates in our clinical trials;

KOSAN BIOSCIENCES

•	any acceleration or expansion of our clinical development plans;

•	our ability to maintain or extend our existing licensing arrangement with Pfizer;

•	the progress, number and costs of our research programs;

•	the costs and timing of obtaining, enforcing and defending patent and other intellectual property rights;

•	any need to obtain licenses to additional patents or other intellectual property in order to use, import, manufacture, market or sell our product candidates;

•	any need to expand our manufacturing capabilities; and

•	expenses associated with any possible future litigation.

We may raise additional financing through public or private equity offerings, debt financings, partnering or licensing arrangements, government grant awards or any combination of the foregoing or other arrangements. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience dilution. Debt financing, if available, may subject us to restrictive covenants and significant interest costs. To the extent that we raise additional funds through collaboration and licensing arrangements, we would be required to relinquish some rights to our technologies, product candidates or marketing territories.

If we fail to enter into new partnering or licensing arrangements in the future, our business and operations would be negatively impacted.

Our strategy depends upon the formation and sustainability of multiple partnering arrangements and license agreements with third parties, particularly with respect to our Hsp90 inhibitor and epothilone programs. We expect to rely on these arrangements for not only financial resources, but also for expertise that we expect to need in the future relating to clinical trials, manufacturing, sales and marketing, and for license and technology rights. Although we have in the past established partnering arrangements and various license agreements, we do not know if we will be able to establish additional arrangements on favorable terms, or whether any such partnering arrangements will ultimately be successful. For example, our collaboration arrangement with Roche for our epothilone program was terminated by Roche, effective in late February 2008, and our cooperative research and development agreements with the NCI with respect to the clinical development of tanespimycin and alvespimycin have also expired. There have been, and may continue to be, a significant number of business combinations among pharmaceutical companies that have resulted, and may continue to result, in a reduced number of potential future partners, which may limit our ability to find partners who will work with us in developing and commercializing our product candidates. If we do not enter into new partnering arrangements, in particular, partnering arrangements for the further development of our Hsp90 inhibitor and epothilone programs, we will be required to undertake Hsp90 inhibitor and epothilone development and commercialization at our own expense, which would likely limit the number of product candidates that we will be able to develop and commercialize and significantly increase our capital requirements and may reduce the likelihood of successful product introduction. We may also be required to further curtail, suspend, delay or terminate research and development programs, including planned clinical trials for our product candidates, and therefore our ability to generate revenues from our epothilone, Hsp90 inhibitor or other programs will be adversely affected. Our ability to partner our Hsp90 inhibitor program may be difficult because the composition of matter of patent for 17-AAG is in the public domain. Our novel formulation patent applications combined with method of treatment patent applications may not be sufficient to attract partners. In addition, there may be new information that may weaken the strength of the issued patent for 17-DMAG or alvespimycin. Our ability to start new research and development programs may also be materially harmed if we are unable to establish new partnering arrangements with third parties.

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

We have obtained licenses to technology and compounds from several research groups, including Sloan-Kettering and the Oregon State University in the field of epothilones, the NCI in the field of geldanamycin analogs and Stanford University in the field of polyketide technology. These agreements permit our licensors to terminate the agreements under certain circumstances. We also have a license agreement with Pfizer pursuant to which Pfizer is responsible for development, regulatory and commercial activities related to our motilin agonist program, which may be terminated by Pfizer at any time for its convenience. If we do not maintain, extend or replace our license agreement with Pfizer, we may be required to seek new third parties to undertake motilin agonist development and commercialization or to undertake such efforts at our own expense, the research and development efforts for our motilin agonist program could be delayed, our revenues could significantly decrease and our operations would be adversely affected. Furthermore, if our in-license agreements are terminated, or disputes arise that we are not able to resolve in our favor concerning our rights to particular compounds or technologies, our research and development efforts could be delayed, curtailed or terminated, or we could lose our rights to use the licensed compounds or technologies.

We control neither the amount nor timing of resources that Pfizer devotes to our motilin agonist program, nor the scope, content and timing of the preclinical studies, clinical trials and other development efforts that Pfizer conducts or permits, including for KOS-2187. Even if we are successful in establishing new partnering arrangements with respect to our epothilone program, our Hsp90 inhibitor program or our other programs, we may not be able to control the amount nor timing of resources that potential future partners devote to our programs. As a result, we do not know if Pfizer or any potential future partners will dedicate sufficient resources, or if the development or commercialization efforts by Pfizer or any potential future partners will be successful. We also do not know if the development or commercialization efforts by Pfizer or any potential future partners will be the same as those we would choose to devote if we solely controlled the development and commercialization of our programs and product candidates. In addition, we do not know whether Pfizer or potential future partners, if any, might pursue alternative technologies or develop alternative products either on their own or in collaboration with others, including our competitors, as a means for developing treatments for the diseases targeted by the partnering or licensing arrangements with us. In addition, business combinations or significant changes in a partner’s business strategy may adversely affect its willingness or ability to continue the partnering or licensing arrangement with us. If Pfizer or any potential future partners fail to conduct research, development or commercialization activities with respect to compounds or products for which they have rights from us successfully and in a timely manner, or if they or our licensors breach or terminate their agreements with us, the development or commercialization of the affected product candidates, technology or research program could be delayed or terminated. For example, if Pfizer does not successfully develop and commercialize a product from our motilin agonist program, we may not receive any future milestone payments and will not receive any royalties under our license agreement with Pfizer.

Our committed equity financing facility with Kingsbridge may not be available to us if we elect to make a draw down, may require us to make additional “blackout” or other payments to Kingsbridge and may result in dilution to our stockholders.

In July 2006, we entered into a CEFF with Kingsbridge. The CEFF entitles us to sell and obligates Kingsbridge to purchase, from time to time through September 25, 2009, shares of our common stock for cash consideration up to an aggregate of $47.0 million as of December 31, 2007, subject to certain conditions and restrictions. Kingsbridge will

KOSAN BIOSCIENCES

not be obligated to purchase shares under the CEFF unless certain conditions are met, which include a minimum price for our common stock (which condition, for example, would not have been met as of March 5, 2008 and will not be met unless the volume weighted average market price of our common stock is at least $2.00), the accuracy of representations and warranties made to Kingsbridge; compliance with laws; and the effectiveness of a registration statement registering for resale the shares of common stock to be issued in connection with the CEFF. In addition, among other termination rights, Kingsbridge is permitted to terminate the CEFF by providing written notice to us within 10 trading days after it obtains actual knowledge that an event has occurred resulting in a material and adverse effect on our business, operations, properties or financial condition. If we are unable to access funds through the CEFF, or if Kingsbridge terminates the CEFF, we may be unable to access capital on favorable terms, or at all.

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

Retaining our current management and other employees and recruiting qualified personnel to perform future research, manufacturing, development and other work will be critical to our success. None of our employees has employment commitments for any fixed period of time and could leave our employment at will. In the past, we have experienced turnover among our management, including the resignations in 2007 of our former General Counsel and former Chief Medical Officer, and the recently-announced resignation of our former Chief Executive Officer. We may have difficulty attracting and retaining required personnel as a result of our management turnover, our need for additional financing and the associated perceived risk of expense reductions, or for other reasons. Competition is intense among biotechnology, pharmaceutical and healthcare companies, universities and non-profit research institutions for experienced scientists and other personnel, and we may not be able to retain or recruit sufficient skilled personnel on acceptable terms to allow us to pursue potential partnering arrangements and develop our product candidates and research programs, which would likely have an adverse effect on our business.

Our only product candidates currently in clinical development are tanespimycin, our first-generation Hsp90 inhibitor product candidate, and KOS-1584, our epothilone anticancer product candidate. Substantial additional effort and expense will be necessary for further clinical development of tanespimycin and KOS-1584 and there can be assurance that our clinical trials will show that tanespimycin, KOS-1584 or our potential future product candidates are safe and effective treatments.

Our only product candidates currently in clinical development are tanespimycin and KOS-1584. Our motilin agonist program has been exclusively licensed to Pfizer, and our remaining potential product candidates are in preclinical development. We may not be able to develop product candidates, including tanespimycin and KOS-1584, that prove to be safe and effective, meet applicable regulatory standards, are capable of being manufactured at reasonable costs or can be marketed successfully. Tanespimycin, KOS-1584 and our potential future product candidates will require significant development and investment, including extensive clinical testing, before we can submit any application for regulatory approval. For example, we expect to incur significant expenses in connection with our TIME registration program for tanespimycin in combination with Velcade for multiple myeloma. These expenses will be even higher to the extent we are required to pay for patients’ medical or other expenses, including, for example, the cost of Velcade or any other drugs used in combination with our product candidates for these studies.

Our product candidates must satisfy rigorous standards of safety and efficacy before they can be approved by the FDA and international regulatory authorities for commercial use. We will need to conduct significant additional research and clinical trials before we can determine if our product candidates are sufficiently safe and effective to file with the FDA and other regulatory agencies for product approval. Clinical trials are expensive and time-consuming, and therefore, significant amounts of money will need to be spent testing our product candidates. Further, we may incur significant development costs for one or more of our product candidates and subsequently discontinue the development of any of these product candidates as a result of clinical trial failures or other factors. For example, we recently ceased the development of alvespimycin, our former second-generation Hsp90 inhibitor product candidate, as a result of a reprioritization of our development portfolio and we do not expect to receive any return on our investment in that product candidate.

In addition, significant time and investment will be required to try to develop manufacturing processes for our products so that they are economical to manufacture on a commercial scale and satisfactory to the FDA and other governmental authorities.

The progress and results of our preclinical and clinical testing are highly uncertain.

We must provide the FDA and foreign regulatory authorities with clinical data that demonstrate the safety and efficacy of our product candidates before they can be approved for commercial sale. As a result, commercialization of our product candidates depends upon successful completion of preclinical and clinical trials. Preclinical testing and clinical development are long, expensive and uncertain processes. It may take us a number of years to complete our testing, and failure can occur at any stage of testing. We could experience failures in current or future clinical testing of our product candidates or determine to discontinue the development of any of our product candidates as a result of clinical trial failures or other factors.

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

KOSAN BIOSCIENCES

We do not know whether clinical trials of our product candidates will begin on time or whether any of our clinical trials will be completed on schedule, or at all. We may plan and initiate clinical trials before final data from earlier studies have been collected and analyzed because it takes a significant amount of time and effort to plan and initiate clinical trials and because of the length of time it takes to successfully develop a product candidate. Consequently, we may need to modify, suspend, cancel or terminate clinical trials based on results from earlier studies. We also do not know whether clinical trials will indicate that an earlier-stage compound or formulation will be more appropriate for clinical and commercial development than a compound or formulation that is at a later stage of clinical development, and therefore result in extended timelines as well as increased development costs. For example, Roche and we decided in February 2007 to cease development of KOS-862 in favor of further development of our second- generation epothilone product candidate, KOS-1584, and in May 2007, we decided to change the formulation for tanespimycin to our injectable suspension formulation, which delayed the commencement of clinical trials. Negative or inconclusive results or adverse medical events during a clinical trial could cause a clinical trial to be suspended, terminated or repeated. Certain of the clinical trials of our product candidates are or may in the future be designed to include two stages, with the decision whether to proceed to the second stage dependent on results obtained in the first stage. Failure to achieve predetermined response rates as defined in the protocol may result in the decision not to proceed into the second stage of the clinical trial.

Tanespimycin and KOS-1584 are in human clinical trials for the treatment of cancer. Anticancer drugs frequently have a narrow therapeutic window between efficacy and toxicity. If unacceptable toxicity is observed in a clinical trial, the trial may be terminated at an early stage. We cannot predict whether any clinical trials of our product candidates will demonstrate toxicity issues or adverse events resulting in significant patient withdrawals.

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

Our product candidates and the activities associated with their development, manufacture and commercialization are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States, and by comparable authorities in other countries. Our products may not be commercialized unless and until we or our partners, if any, obtain regulatory approval from the FDA or foreign governmental authorities to do so. The process of obtaining regulatory approvals is expensive, often takes many years, if approval is obtained at all, and can vary substantially based upon the type, complexity, novelty, safety and efficacy of the product candidates involved. We have not received regulatory approval to market any of our product candidates in any jurisdiction and, although our personnel have experience from working at other companies, we as a company have no experience in preparing and filing the applications necessary to gain regulatory approvals to commercialize our products. This lack of experience may impede our ability to obtain FDA or other foreign regulatory approvals to commercialize our products in a timely manner, if at all.

Changes in the regulatory approval policy during the development period, changes in or the enactment of additional regulations or statutes, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application for regulatory approval. For example, new federal legislation known as the FDA Amendments Act of 2007 was recently enacted. This legislation grants the FDA extensive new authority to impose post-approval clinical study and clinical trial requirements, require safety-related changes to product labeling, review advertising aimed at consumers, and require the adoption of risk management plans. Other proposals have been made to impose additional requirements on drug approvals, further expand post-approval requirements and restrict sales and promotional activities. The new legislation, and the additional proposals if enacted, may make it more difficult or burdensome for us to obtain approval of our product candidates, any approvals we receive may be more restrictive or be subject to onerous post-approval requirements, Pfizer’s or our potential future partners’ ability to commercialize approved products successfully may be hindered and our business may be harmed as a result. Furthermore, the approval procedure and the time required to obtain approval varies among countries and can involve additional testing beyond that required by the FDA. Approval by one regulatory authority does not ensure approval by regulatory authorities in other jurisdictions.

The FDA and other regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical, clinical or other studies or modifications to the manufacturing processes or facilities or quality control procedures for our product candidates. For example, we commenced a Phase 3 clinical trial of tanespimycin in combination with Velcade

KOSAN BIOSCIENCES

in first-relapse patients with multiple myeloma and we plan to commence an additional supportive clinical trial in multiple myeloma in 2009, and, if the results are favorable, we believe that these clinical trials will support the filing of an NDA with the FDA for the treatment of multiple myeloma. However, the FDA or other regulatory authorities may require additional data prior to accepting or approving an application for marketing approval for tanespimycin or other product candidates, which would result in delays in potential FDA or other regulatory authority approval and additional costs, either of which may be too significant to continue development of tanespimycin or other product candidates. This risk is further compounded by any changes during development of a product candidate, such as changes in manufacturing processes, formulations or dosing regimens.

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

We do not know whether clinical trials for our product candidates will demonstrate safety and efficacy sufficient to obtain the requisite regulatory approvals or will result in marketable products. The failure to adequately demonstrate the safety and efficacy of our products under development will prevent receipt of FDA and foreign approvals and, ultimately, commercialization of our products.

We rely on third parties to conduct our clinical trials, and those third parties may not perform satisfactorily.

We do not have the ability to independently conduct all clinical trials for our product candidates, and we rely on third parties such as Pfizer with respect to KOS-2187, contract research organizations, laboratory testing companies, medical institutions and clinical investigators to conduct, supervise or monitor our clinical trials. We have less control over the timing and other aspects of these clinical trials than if we conducted them entirely on our own.

We are supervising our Phase 3 clinical trial for tanespimycin but rely on contract research organizations and testing laboratories to assist in the conduct of the trial. In 2007, we initiated a broad, multinational registration program for the treatment of multiple myeloma. The tanespimycin in myeloma evaluation, or TIME program, includes a Phase 3 clinical trial that we initiated in the first quarter of 2008 and an additional supportive clinical trial that we plan to commence in 2009. To date, we have not successfully conducted a clinical trial intended to form the basis of an NDA (or foreign equivalent thereto) filing. Additionally, the TIME program includes a multinational clinical trial. We have not conducted large clinical trials outside of North America. Consequently, we may not have the necessary capabilities to successfully execute and complete these planned clinical trials in a manner that supports approval of our product candidates for their target indications in a timely manner, or at all. Failure to commence or complete, or delays in our planned or current clinical trials, would prevent us from commercializing products, and thus seriously harm our business.

We also rely on Pfizer to conduct all clinical trials for our motilin agonist program, including KOS-2187. We may rely on potential future partners, if any, to conduct clinical trials for our product candidates. If any of these third parties do not successfully carry out their obligations or meet expected deadlines, clinical trials may be extended, delayed, suspended or terminated, data generated from clinical trials may not be acceptable to the FDA or other regulatory authorities and our product candidates may not receive regulatory approval or be successfully commercialized.

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

Even if the FDA or other regulatory authorities approves a product candidate, the approval may impose significant restrictions on the indicated uses, conditions for use, labeling, advertising, promotion, marketing and/or production of such product, and may impose ongoing requirements for post-approval studies, including additional research and development and clinical trials. In addition, regulatory agencies subject a product, its manufacturer and the manufacturer’s facilities to continual review and periodic inspections. If a regulatory agency discovers previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, our partners, if any, or us, including requiring withdrawal of the product from the market.

If we, Pfizer, potential future partners or any of our product candidates that become approved for marketing by a regulatory authority fail to comply with applicable regulatory requirements, a regulatory authority may take various actions, including:

•	issuing warning letters;

•	imposing civil or criminal penalties;

•	suspending regulatory approval;

•	refusing to approve pending applications or supplements to approved applications filed by us or our partners, if any;

•	imposing restrictions on operations, including costly new manufacturing requirements; or

•	seizing or detaining products or requiring a product recall.

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

KOSAN BIOSCIENCES

Any patents that we or our potential future partners own or license from third parties may not provide protection against competitors. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies and products are covered by valid and enforceable patents or are effectively maintained as trade secrets. However, our patent positions, as well as the patent positions of biotechnology companies and other third parties, involve complex legal and factual questions, and, therefore, we cannot predict with certainty whether our patent applications will be allowed or any resulting patents will be valid and enforceable. Further, our patents or patent applications or those of our licensors could be placed into interference, and we may lose our rights in such patents or applications. Patents may be challenged, held unenforceable, invalidated or circumvented. Certain of our current exclusive license agreements restrict, and any future exclusive license agreements may restrict, our rights under patents and patent applications to certain fields of use, and therefore, we may not have the ability to prevent competitors from developing and commercializing our product candidates or technologies in fields of use not covered by our exclusive license agreements.

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

We apply for patents covering our technologies, product candidates, formulations and uses thereof, as we deem appropriate. However, we may fail to apply for patents on important technologies or products in a timely fashion or at all. Our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products and technologies. For example, tanespimycin was originally disclosed in a now-expired third party patent. Consequently, others can develop products containing tanespimycin. We are aware of at least three other companies that have been developing product candidates containing or based on tanespimycin, and these companies have filed patent applications relating to their products in development. Other competitors may currently be developing, or may in the future develop, products containing or based on tanespimycin. In addition, we generally are unable to control the patent prosecution of technology that we license from others to the same degree as we would for our own technology. Further, some of our patents and patent applications for our motilide program have been assigned to Pfizer, and additional patents and patent applications may in the future be assigned to Pfizer or potential future partners. We generally are unable to control the filing, prosecution and maintenance of patent rights that we assign to partners to the same degree as we would if we maintained ownership of them.

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

We are the exclusive licensee to two patent rights claiming our epothilone product candidate KOS-1584. One is a granted patent and one is a patent application, owned by the Oregon State University and Sloan-Kettering, respectively. In June 2007, the US Patent and Trademark Office declared an interference between the patent and patent application. In October 2007, we entered into a settlement agreement with the Oregon State University and Sloan-Kettering setting forth the agreed upon procedure to conduct the interference. In addition, we entered into amendments to our agreements with the Oregon State University and Sloan-Kettering in connection with the settlement agreement. These amendments confirm, as well as make certain adjustments to, our financial obligations to each of the Oregon State University and Sloan-Kettering under our agreements with them, regardless of which party ultimately prevails in the interference.

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

Our commercial success depends significantly on not infringing the patents and proprietary rights of other parties and not breaching any licenses that we have entered into with regard to our technologies and products. Other parties may currently or in the future possess intellectual property rights covering product candidates that we, Pfizer or potential future partners are developing or desire to develop; methods of treatment or administration involving our product candidates; formulations of our product candidates; and genes, gene fragments, cell lines, compounds and other technologies we use or may wish to use. Any infringement of patent rights or violation of other proprietary rights may require us to obtain a license from another party, forego product development or commercialization or face lawsuits or other claims.

KOSAN BIOSCIENCES

The biotechnology industry is characterized by extensive litigation regarding patents and other intellectual property rights. We are aware of patents and published patent applications that, if valid, and if we are unsuccessful in circumventing or acquiring the rights to these patents, may block our ability to commercialize products based on the product candidates that we are developing or pursue our PKS gene manipulation and production technologies. We cannot be sure that other parties have not filed for or obtained relevant patents that could affect our ability to obtain patents or operate our business. Others, including Pfizer or potential future partners, may challenge our patent or other intellectual property rights or sue us for patent infringement, misappropriation of their intellectual property rights or breach of license agreements. We may be required to commence legal proceedings to resolve our patent or other intellectual property rights. An adverse determination in any litigation or administrative proceeding to which we may become a party could subject us to significant liabilities, result in our patents being deemed invalid, unenforceable or revoked, require us to license disputed rights from others or to cease using the disputed technology. In addition, our involvement in any of these proceedings may cause us to incur substantial costs and result in diversion of management and technical personnel.

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

Manufacturing and supply difficulties could delay or preclude commercialization of our products and substantially increase our expenses.

We currently use contract manufacturers to make and supply us with the tanespimycin active pharmaceutical ingredient. We currently formulate the final drug product for tanespimycin injectable suspension formulation at our facilities and use a contract manufacturer to fill the final drug product vials. In the future, we expect to use a contract manufacturer to conduct the entire tanespimycin injectable suspension formulation and filling process. We maintain a limited inventory of tanespimycin drug product at our facilities in Hayward, California, and we also maintain a limited inventory at the facilities of an outside contractor. In our epothilone program, we rely on contract manufacturers for the active pharmaceutical ingredient for KOS-1584. Drug product for KOS-1584 is formulated by an outside contractor. We maintain limited inventories of formulated drug product for KOS-1584 at our facilities in Hayward,

California and at the facilities of outside contractors. For all of our projects, drug product is distributed to clinical sites primarily through outside contractors.

If any of our or our contract manufacturers’ manufacturing or inventory facilities encounter delays, are destroyed or otherwise become unavailable to us, then the clinical development of our product candidates or submissions for their regulatory approval, and therefore commercialization, could be delayed or precluded. In addition, in our clinical trials for tanespimycin, tanespimycin is being evaluated in combination with another pharmaceutical compound. If any of the manufacturers of the drug compounds used in these combination therapy clinical trials are unable to continue to manufacture these drug compounds, or those manufacturers’ manufacturing or inventory facilities encounter delays, are destroyed or otherwise become unavailable, then the clinical development of tanespimycin, or submissions for its regulatory approval, and therefore commercialization, could be delayed or precluded. Adverse effects would be particularly acute if problems arise with our sole sourcing or inventory relationships. Alternative qualified production capacity may not be available on a timely basis or at all because manufacturing processes for our product candidates are complex and may be subject to a lengthy regulatory approval process.

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

KOSAN BIOSCIENCES

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

We face, and will continue to face, intense competition from organizations such as biotechnology and pharmaceutical companies, as well as academic and research institutions and government agencies, that are pursuing competing technologies and products. These organizations may develop or currently possess technologies or products that are superior alternatives to ours. For example, companies with competing Hsp90 inhibitors include Biogen Idec Inc., which has initiated Phase 1 and 2 clinical trials in solid tumors with its oral synthetic Hsp90 inhibitor; Infinity Pharmaceuticals, which has initiated a Phase 1/2 clinical trials of its intravenous Hsp90 inhibitor in gastrointestinal stromal tumors, and has an oral formulation in preclinical development in collaboration with MedImmune, Inc. (now a part of the AstraZeneca group of companies); Abraxis BioScience, Inc., which has an albumin-bound particle suspension formulation of 17-AAG in preclinical development; Vernalis plc, which has announced that it has selected an intravenous and an oral Hsp90 inhibitor preclinical development candidate in collaboration with Novartis AG and initiated a Phase 1 clinical trial in late 2007; Serenex, Inc., which has initiated Phase 1 clinical trials for its oral Hsp90 inhibitor in solid and hematological tumors and has agreed to be acquired by Pfizer; and Synta Pharmaceuticals Corp., which initiated Phase 1 clinical trials for its Hsp90 inhibitor in melanoma, as well as other companies reported to be pursuing Hsp90 inhibitors. Competing epothilones in clinical development include those being developed by Novartis AG, which is reported to be in Phase 3 clinical trials; and Schering AG, which is reported to be in Phase 2 clinical trials. In addition, IXEMPRA(TM) (ixabepilone), an epothilone developed by Bristol-Myers Squibb Company, was approved by the FDA in October 2007 for use in breast cancer and Bristol-Myers Squibb Company is reported to be in numerous post-marketing clinical trials of ixabepilone. Gastrointestinal motility competitors include Chugai Pharmaceuticals, whose motilide agonist is reported to be in Phase 2 clinical trials. Thus, it is possible that, even if we are successful in developing any of our product candidates, one or more compounds of our competitors will be approved and marketed before our own. This could place us and our current or potential future partners at a significant disadvantage and could prevent us from realizing significant commercial benefit from such compounds.

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

We believe that our ability to successfully compete will depend on, among other things:

•	our ability to develop novel product candidates with attractive pharmaceutical properties and to secure and protect intellectual property rights based on our innovations;

•	the efficacy and safety of our product candidates;

•	the speed at which we, Pfizer and potential future partners develop our product candidates;

•	our, Pfizer’s and potential future partners’ ability to design and successfully execute appropriate clinical trials;

•	our, Pfizer’s and potential future partners’ ability to obtain regulatory approvals to market our product candidates and the timing and scope of any regulatory approvals;

•	our, Pfizer’s and potential future partners’ ability to manufacture commercial quantities and sell any product candidates that are approved for marketing;

•	acceptance of future products by physicians and other healthcare providers; and

•	the development of effective pricing and reimbursement strategies.

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

KOSAN BIOSCIENCES

We use hazardous chemicals and radioactive and biological materials in our business. Any claims relating to improper handling, storage or disposal of these materials could be time consuming and costly.

Our research and development processes involve the controlled use of hazardous materials, including hazardous chemicals and radioactive and biological materials. Some of these materials may be novel, including bacteria with novel properties and bacteria that produce biologically active compounds. Our operations also produce hazardous waste products. We cannot eliminate the risk of accidental contamination or discharge and any resultant injury from these materials. Federal, state and local laws and regulations govern the use, manufacture, storage, handling, shipment and disposal of these materials. We could be subject to civil damages in the event of an improper or unauthorized release of, or exposure of individuals to, hazardous materials. In addition, we could be sued for injury or contamination that results from our use or the use by third parties or our current or potential future partners of these materials, and our liability may exceed our insurance coverage and total assets. Compliance with environmental laws and regulations may be expensive, and current or future environmental regulations may impair our research, development or commercialization efforts. In the event we do not comply with any of these laws or regulations, we may incur significant fines, our governmental licenses or permits may be revoked or we may face additional penalties, any of which could harm our business.

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

The trading price of our common stock has been, and is likely to continue to be, highly volatile. During the period from January 1, 2007 through December 31, 2007, our common stock traded between $3.20 and $7.35 on the

NASDAQ Global Market. The trading price of our common stock could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

•	delay or failure in initiating, conducting, completing or analyzing clinical trials or unsatisfactory design of or data from these trials;

•	our ability to enter into new partnering arrangements on favorable terms, or at all;

•	announcements of data from clinical trials or other developments that do not meet the expectations of analysts, investors or other third parties;

•	developments in clinical trials for potentially competitive product candidates;

•	changes in the United States or foreign health care systems or regulations;

•	regulatory approvals for competitive product candidates or delays or failures in obtaining regulatory approvals for our product candidates;

•	new products or services introduced or announced by us or our competitors;

•	announcements of technological developments in research by us or our competitors;

•	published reports by securities analysts;

•	announcements of expirations, terminations or amendments of our current license agreements, or announcements that we have entered into new partnering, licensing or similar arrangements;

•	departures of key personnel;

•	developments or disputes as to patent or other proprietary rights;

•	litigation or an unfavorable outcome in litigation;

•	sales of our common stock;

•	announcements of, and actual or anticipated fluctuations in, our financial results; and

•	economic and other external factors, disasters or crises.

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

Our quarterly and annual operating results have fluctuated in the past and are likely to do so in the future. These fluctuations could cause our stock price to fluctuate significantly or decline. Some of the factors that could cause our operating results to fluctuate include:

•	expiration or termination of licensing arrangements, which may not be renewed or replaced;

•

the success rate of our, Pfizer’s or potential future partners’ efforts leading to milestone payments and royalties under our licensing arrangements with Pfizer, or any future partnering arrangements that we may establish;

•	the progress of our product candidates in clinical trials, and therefore, the timing of expenses for those clinical trials;

KOSAN BIOSCIENCES

•	the timing and willingness of Pfizer and potential future partners to develop and commercialize our products;

•	general and industry specific economic conditions, which may affect Pfizer’s and potential future partners’ research and development expenditures; and

•	costs and expenses related to any litigation or administrative proceedings in which we may be involved.

If our revenues decline or do not grow due to the failure to enter into new partnering arrangements or as a result of the expiration, termination or amendment of our current licensing agreements or other factors, we may not be able to reduce our operating expenses correspondingly. In addition, we expect operating expenses to continue to increase since, absent any new partnering arrangements with third parties, we will be required to independently to fund any development and clinical trial activities that we may undertake. Failure to achieve anticipated levels of revenues could therefore significantly harm our operating results for a particular fiscal period.

Due to the possibility of fluctuations in our revenues and expenses, we believe that quarter-to-quarter or year-to-year comparisons of our operating results are not a good indication of our future performance. Our operating results in some quarters or years may not meet the expectations of stock market analysts and investors. In that case, our stock price may decline.

If we are unable to favorably assess the effectiveness of our internal control over financial reporting, or if our independent auditors are unable to provide an unqualified attestation report on our internal control over financial reporting, our stock price could be adversely affected.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the SEC, on an annual basis, our management is required to report on, and our independent auditors to attest to, the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to make its annual assessment are complex and require significant documentation and testing. While our internal controls over financial reporting were deemed effective by both our management and our independent auditors as of December 31, 2007, there may be changes in our systems, processes or operations that will affect the effectiveness of internal controls in the future. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our future assessments of internal control over financial reporting may continue to result in increased expenses and the devotion of significant management resources. If we cannot favorably assess the effectiveness of our internal controls over financial reporting in the future, or if our independent auditors are unable to provide an unqualified attestation report on our internal control over financial reporting, investor confidence and our stock price could be adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our facilities consist of research and office space located in Hayward, California. Our lease commitments expire in February 2013, although we have options to renew for an additional period of five years. We believe that our current facilities are adequate for our needs for the foreseeable future.

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

KOSAN BIOSCIENCES

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant’s Common Equity

Our common stock trades on the NASDAQ Global Market under the symbol “KOSN.” The following table shows the high and low sales prices per share of our common stock as reported on the NASDAQ Global Market for the periods indicated:

2007	High	Low	2006	High	Low
Fourth Quarter	$6.29	$3.20	Fourth Quarter	$5.68	$3.70
Third Quarter	$6.40	$4.00	Third Quarter	$5.00	$2.88
Second Quarter	$6.58	$4.83	Second Quarter	$5.93	$3.65
First Quarter	$7.35	$4.90	First Quarter	$6.19	$4.43

As of February 29, 2008, there were approximately 90 record holders of our common stock.

Dividend Policy

We have never declared or paid dividends on our capital stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

KOSAN BIOSCIENCES

Performance Graph(1)

The following graph shows the total stockholder return of an investment of $100 in cash on December 31, 2002 through December 29, 2007, the last date of trading of the 2007 fiscal year, for (i) our common stock, (ii) the NASDAQ Stock Market (U.S.) Index and (iii) the NASDAQ Pharmaceutical Index. All values assume reinvestment of the full amount of all dividends.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURNS

PERFORMANCE GRAPH FOR

KOSAN BIOSCIENCES INCORPORATED

(1)	This section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of Kosan Biosciences Incorporated under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

ITEM 6. SELECTED FINANCIAL DATA

The statement of operations data for each of the years ended December 31, 2007, 2006 and 2005, and the balance sheet data as of December 31, 2007 and 2006, have been derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. We have derived the statement of operations data for the years ended December 31, 2004 and 2003, and the balance sheet data as of December 31, 2005, 2004 and 2003 from our audited financial statements that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of results to be expected for any future period. The data presented below have been derived from financial statements that have been prepared in accordance with accounting principles generally accepted in the United States and should be read with our financial statements, including the notes, and with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

(in thousands, except per share data)
	Year Ended December 31,
	2007	2006 (2)	2005	2004	2003
STATEMENT OF OPERATIONS DATA:
Contract revenue	$22,707	$13,105	$11,916	$20,493	$28,482
Grant revenue	—	401	1,494	2,399	2,907

Total revenues	22,707	13,506	13,410	22,892	31,389
Operating expenses (1):
Research and development	47,283	37,179	38,400	40,175	36,789
General and administrative	8,162	7,823	6,038	5,934	5,137

Total operating expenses	55,445	45,002	44,438	46,109	41,926

Loss from operations	(32,738)	(31,496)	(31,028)	(23,217)	(10,537)
Interest and other income, net	4,080	2,027	1,391	1,091	869

Net loss	$(28,658)	$(29,469)	$(29,637)	$(22,126)	$(9,668)

Basic and diluted net loss per common share	$(0.69)	$(0.88)	$(1.01)	$(0.77)	$(0.38)

Shares used in computing basic and diluted net loss per common share	41,685	33,394	29,227	28,913	25,567
(1) Includes non-cash charges for stock-based compensation as follows:
Research and development	$1,698	$1,419	$224	$594	$695
General and administrative	1,493	1,046	131	163	232

	$3,191	$2,465	$355	$757	$927

(2)	Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) or SFAS 123R, “Share-Based Payment,” using the modified prospective transition method and therefore have not restated prior periods’ results. See Note 3 to the financial statements.

KOSAN BIOSCIENCES

(in thousands, except per share data)
	Year Ended December 31,
	2007	2006	2005	2004	2003
BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments	$70,008	$63,138	$54,177	$67,560	$81,459
Working capital	54,222	42,262	44,458	60,276	75,773
Restricted cash	949	949	949	949	904
Long-term investments	—	—	—	14,884	22,936
Total assets	77,867	71,187	65,997	96,613	123,189
Deferred revenue, current portion	3,268	13,992	3,277	3,277	5,625
Deferred revenue, less current portion	—	5,599	8,876	12,153	15,234
Equipment loans, less current portion	699	899	1,785	2,283	2,701
Accumulated deficit	(188,964)	(160,306)	(130,837)	(101,200)	(79,074)
Stockholders’ equity	59,560	41,754	41,106	69,186	89,452

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

Hsp90 Inhibitors

Tanespimycin

Our proprietary injectable suspension formulation of tanespimycin, or KOS-953 (also known as 17-AAG), is in a Phase 3 clinical trial in combination with Velcade® (bortezomib) for multiple myeloma, as well as a Phase 2 clinical trial in combination with Herceptin® (trastuzumab) for HER2-positive metastatic breast cancer. Our Tanespimycin in Myeloma Evaluation, or TIME, clinical program includes TIME-1, a Phase 3 pivotal clinical trial of tanespimycin in combination with Velcade in first-relapse patients with multiple myeloma, which has been initiated. We also plan to conduct a second clinical trial in multiple myeloma to support the pivotal TIME-1 clinical trial with additional safety and efficacy data. We plan to initiate the supporting clinical trial in early 2009 and anticipate that the clinical trial can be completed within the timeframe of TIME-1. The TIME program is utilizing our tanespimycin injectable suspension formulation that replaced the prior Cremophor-based formulation. In addition to multiple myeloma, we intend to advance tanespimycin in metastatic breast cancer. We anticipate presenting updated data with the injectable suspension formulation of tanespimycin from our Phase 2 clinical trial of tanespimycin in combination with Herceptin in patients with HER2-positive metastatic breast cancer in the first half of 2008. We expect to conduct enabling studies evaluating tanespimycin as monotherapy and in combination with other agents such as Taxol® (paclitaxel), Xeloda® (capecitabine®) and/or Herceptin® beginning in late 2008 or early 2009.

Alvespimycin

Alvespimycin, or KOS-1022 (also known as 17-DMAG), is a highly-potent, water-soluble and orally-active Hsp90 inhibitor. We have evaluated both intravenous and oral formulations of alvespimycin in clinical trials. In February 2008, we terminated development of alvespimycin in order to focus our resources on the development of tanespimycin.

Epothilones

KOS-1584. KOS-1584 is our lead epothilone anticancer product candidate being evaluated in dose-escalating Phase 1 clinical trials in patients with solid tumors. KOS-1584 has demonstrated antitumor activity and favorable tolerability in Phase 1 clinical trials in patients with solid tumors, including non-small cell lung, ovarian and pancreatic cancers. We intend to initiate in the first quarter of 2008 a Phase 2 clinical trial of KOS-1584 in non-small cell lung cancer patients who have received one prior chemotherapy regimen. Kosan may conduct additional Phase 2 trials of KOS-1584.

Our epothilone program was partnered with Hoffmann-La Roche, Inc. and F. Hoffmann-La Roche Ltd., or collectively Roche, through a global development and commercialization agreement. Our agreement with Roche was terminated in its entirety effective late in February 2008. Following the termination of the agreement, the rights licensed to Roche

KOSAN BIOSCIENCES

reverted to us, and in connection with the termination, Roche provided us with certain license rights, data and other assistance related to the product candidates licensed to Roche under the agreement. Roche’s development funding commitments under the agreement continued until the termination date in late February 2008, after which Roche is obligated to reimburse us for certain costs of completing the KOS-1584 Phase 1 clinical trials.

Other Programs

We also have a motilin receptor agonist program for the stimulation of gastrointestinal movement, or GI motility. In December 2006, we established a worldwide exclusive license agreement with Pfizer for our motilin agonist program, including KOS-2187 and related compounds. Pfizer is responsible for all development, regulatory and commercial activities related to the motilin agonist program. Pfizer is conducting Phase 1 testing of KOS-2187 as a potential treatment for gastroesophageal reflux disease (“GERD”).

We also have next-generation Hsp90 inhibitor, next-generation epothilone and nuclear export inhibitor programs for cancer that are undergoing preclinical evaluation. These programs are also based on the use of our technology to improve the structure of known polyketides and the efficiency of large-scale production.

We have incurred significant losses since our inception.

As of December 31, 2007, our accumulated deficit was approximately $189.0 million. We expect to incur additional operating losses over the next several years as we continue to advance our product candidates into and through clinical trials.

We believe that our existing cash and investment securities will be sufficient to support our current operating plan into the first half of 2009. We have based this estimate on assumptions that may prove to be wrong, and we expect that additional financing will be required in order to fund our operations.

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

Revenue Recognition

We recognize revenue when (i) persuasive evidence of an arrangement exists; (ii) delivery of the services, supplies or technology license has occurred; (iii) the price is fixed and determinable; and (iv) collectibility is reasonably assured. We recognize license and other up-front fees pursuant to research and development collaboration agreements over our estimated period of continuing involvement with the research and development of the respective agreement. These estimates are reviewed on a periodic basis and updated if the underlying assumptions are modified. Any changes in these estimates will result in either an acceleration or further deferral of the related revenue recognition. Payments related to substantive performance milestones that are at risk at the initiation of an agreement are recognized upon successful completion of a performance milestone event.

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

In the first quarter of 2007, upon the decision to advance KOS-1584 into Phase 2 clinical trials, we determined that the estimated clinical development period of our agreement with Roche extended from 2009 to 2012. The change in this estimate as of March 1, 2007, resulted in a further deferral of the unrecognized portion of the Roche up-front fee. On October 25, 2007, we received notice from Roche that it is terminating our agreement in its entirety, which termination was effective in late February 2008. The termination of our agreement resulted in an acceleration of the unrecognized portion of the Roche up-front fee to 2008. The net effect of these changes resulted in increased revenue of approximately $2.3 million in 2007. We expect that we will recognize the remaining portion of the Roche up-front fee of approximately $3.3 million in the first quarter of 2008.

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

Stock-Based Compensation

Effective January 1, 2006, we adopted the fair value expense recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) or “SFAS 123R”, “Share-Based Payment”, using the modified prospective transition method and therefore we did not restate prior periods’ results. Under this transition method, stock-based compensation expense beginning January 1, 2006 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all stock-based payment awards granted after December 31, 2005 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. We recognize these compensation costs, net of an expected forfeiture rate, on a graded-vesting basis over the requisite service period of the award, which is generally the option vesting term of one or four years.

We use the Black-Scholes model to value stock-based compensation expense. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. Expected term is based on the simplified method allowed under the provisions of Staff Accounting Bulletin No. 107. The risk-free interest rate is based on the U.S. Treasury zero coupon issues with an equivalent remaining term at the time of the option grant. Expected volatility is based on the historical volatility of our stock price and other factors. The assumptions used to value stock-based compensation to employees are subject to periodic adjustment. As such, changes to these assumptions in the future could be substantial.

KOSAN BIOSCIENCES

Stock-based compensation expense for options granted to non-employees has been determined in accordance with SFAS 123 and Emerging Issues Task Force 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. The measurement of stock-based compensation to non-employees is subject to periodic adjustment as the underlying securities vest. As such, changes to these future period measurements could be substantial should we experience significant changes in our stock price.

Impairment of Investments

We carry our investments of debt securities at fair value, estimated as the amount at which an asset or liability could be bought or sold in a current transaction between willing parties. In 2007, the credit markets began reacting to these changing factors and the prices of many securities backed by subprime mortgages began to decline. Lower volumes of transactions in certain types of collateralized securities might make it more difficult to obtain relevant market information to estimate the fair value of these financial instruments. However, we do not hold any mortgage-backed securities, auction rate securities or other securities where credit risk have increased significantly in the current markets. In accordance with our investment policy, we diversify our credit risk and invest in debt securities with high credit quality. Substantially all of our investments held as of December 31, 2007 are actively traded and our estimate of fair value is based upon quoted market prices. We will continue to monitor our credit risks and evaluate the potential need for impairment charges related to credit risks in future periods. We recognize an impairment charge when the decline in the estimated fair value of a marketable security below the amortized cost is determined to be other-than-temporary. We consider various factors in determining whether to recognize an impairment charge, including the duration of time and the severity to which the fair value has been less than its amortized cost, any adverse changes in the investees’ financial condition and associated downgrades to credit ratings and our intent and ability to hold the marketable security for a period of time sufficient to allow for any anticipated recovery in market value. We do not believe any unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence as of these dates. We have the intention and ability to hold such securities until the maturity dates, which are all currently within one year. For the years ended December 31, 2007, 2006 and 2005, we did not recognize an impairment charge related to our investment securities.

Concentration of Risk

Financial instruments that potentially subject us to a concentration of credit risk consist of cash, cash equivalents, investments and restricted cash. Substantially all of our cash, cash equivalents and restricted cash are held by two financial institutions that we believe are of high credit quality. Such deposits may, at times, exceed federally insured limits. We have not experienced any losses on our deposits of cash, cash equivalents and restricted cash. Our investments are held in high-credit quality government sponsored enterprise and corporate obligations. We believe that our guidelines for investment of our excess cash maintain safety and liquidity through diversification and investment maturity. We are exposed to credit risk in the event of default by the institutions holding our cash, cash equivalents, investments and restricted cash to the extent of the amounts recorded on our balance sheets.

Results of Operations

Revenues

(in thousands except percentages)
	Year Ended December 31,			Annual Percent Change
	2007	2006	2005	2007/2006	2006/2005

Contract revenue	$22,707	$13,105	$11,916	73%	10%
Grant revenue	—	401	1,494	(100)%	(73)%

Total revenues	$22,707	$13,506	$13,410	68%	1%

Revenues for the years ended December 31, 2007, 2006 and 2005 were approximately $22.7 million, $13.5 million and $13.4 million, respectively, of which $2.0 million was related to a non-recurring milestone earned in 2006. Revenues in 2007 and 2006 consisted primarily of contract revenue recognized under our agreements with Roche and Pfizer. Revenues in 2005 consisted primarily of contract revenue recognized under our agreement with Roche and funded research related to government grant awards.

The increase in revenues of approximately 68%, or $9.2 million, in 2007 compared to 2006 was the result of the following:

•	approximately $8.9 million in increased contract revenue from Pfizer, reflecting the amortization of the $12.5 million up-front payment received in December 2006;

•

approximately $0.7 million in increased contract revenue from Roche, reflecting an acceleration of the unrecognized portion of our up-front fee and higher funding for our KOS-1584 program, partially offset by the $2.0 million non-recurring milestone and a decrease in KOS-862 development activities due to the conclusion of certain clinical trials; offset by

•	approximately $0.4 million in decreased grant revenue.

The increase in revenues of approximately 1%, or $0.1 million, in 2006 compared to 2005 was the result of the following:

•	approximately $1.8 million in contract revenue from Pfizer, reflecting the amortization of the $12.5 million up-front payment received in December 2006; and

•

approximately $0.6 million in lower contract revenue from Roche, reflecting a decrease in KOS-862 development activities due to the conclusion of certain clinical trials, partially offset by the $2.0 million non-recurring milestone; offset by

•	approximately $1.1 million in decreased grant revenue due to fewer grant awards in 2006.

On October 25, 2007, we received notice from Roche that it was terminating our agreement in its entirety, which termination was effective in late February 2008. The termination of our agreement resulted in an acceleration of the unrecognized portion of the up-front fee. Roche’s development funding commitments under the agreement continued until the termination date, after which Roche is obligated to reimburse us for certain costs of completing the KOS-1584 Phase 1 clinical trials. Accordingly, we expect that we will recognize the remaining portion of the Roche up-front fee of approximately $3.3 million in the first quarter of 2008 and that our contract revenues from Roche will significantly decrease in 2008 compared to 2007 as a result of the termination of our agreement. As of March 31, 2007, we had fully amortized the Pfizer up-front fee and, as a result, we do not expect to recognize any further contract revenue related to the amortization of this fee.

KOSAN BIOSCIENCES

Research and Development Expenses

For the years ended December 31, 2007, 2006 and 2005, our research and development expenses were approximately $47.3 million, $37.2 million, and $38.4 million, respectively. Our research and development activities consist primarily of salaries and other personnel-related expenses, including associated stock-based compensation, facility-related expenses, licensing-related expenses, depreciation of facilities and equipment, lab consumables and services performed by clinical research organizations and research institutions, contract manufacturers and other outside service providers. We group these activities into two major categories: “clinical development” and “research and preclinical.” We are unable to estimate the nature, timing or costs to complete our major research and development projects, or when material net cash inflows to us could be expected to commence, if ever, due to the numerous risks and uncertainties associated with developing pharmaceutical products. These risks and uncertainties are fully discussed in this Annual Report under Part I, Item 1A. “Risk Factors.”

The costs associated with clinical development and research and preclinical activities approximated the following:

(In thousands, except for percentages)
	Year Ended December 31,			Annual Percent Change		Inception – December 31, 2007
	2007	2006	2005	2007/2006	2006/2005
Clinical development
Epothilones	$8,303	$7,627	$11,170	9%	(32)%	$65,471
Hsp90 inhibitors	26,694	16,680	9,616	60%	73%	58,448

Total clinical development	34,997	24,307	20,786	44%	17%	123,919
Research and preclinical (1)	12,286	12,872	17,614	(5)%	(27)%	163,418

Total research and development	$47,283	$37,179	$38,400	27%	(3)%	$287,337

(1)	“Research and preclinical” constitutes research and development costs for our early stage programs in the areas of cancer, gastrointestinal motility and technology development in 2007, 2006 and 2005 and infectious disease in 2005. Expenses for the years ended December 31, 2007, 2006, and 2005 include allocated personnel-related expenses of approximately $4.8 million, $6.1 million and $8.2 million, allocated facility-related expenses of approximately $3.3 million, $3.9 million and $5.5 million and allocated lab consumables of approximately $0.5 million, $0.5 million and $1.2 million, respectively. Expenses for the period from inception through December 31, 2007 include allocated personnel-related expenses of approximately $79.4 million, allocated facility-related expense of approximately $40.6 million and allocated lab consumables of approximately $10.8 million.

The increase of 27%, or approximately $10.1 million, in research and development expenses for the year ended December 31, 2007 compared to 2006 was primarily due to the following:

•

an increase of approximately $10.7 million in clinical development, primarily due to the increased clinical costs in the Hsp90 inhibitor and epothilone programs, including costs associated with the initiation of the clinical trials in our TIME registration program in multiple myeloma and preparation for the KOS-1584 phase 2 clinical program, which preparation was funded by Roche; offset by

•

a decrease of approximately $0.6 million in preclinical and research costs primarily related to reorganization related expenses and a reduction in investment in certain early-stage research programs in 2006, partially offset by costs associated with the development our next generation epothilone, KOS-1803.

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

We allocate salary-driven and space-use-driven overhead expenses to research and development and to general and administrative expenses based on salaries and utilization by each respective area. Our research and development employees increased to 76 employees in 2007 from 62 in 2006, primarily in support of our clinical development programs. We initiated TIME-1, a Phase 3 pivotal clinical trial of tanespimycin in combination with Velcade in first-relapse patients with multiple myeloma, and plan to initiate a supporting clinical trial in multiple myeloma in early 2009. We also expect to initiate our Phase 2 clinical program with KOS-1584 in non-small cell lung cancer in the first quarter of 2008. These clinical trials will result in an increase in our research and development expenses over the next several quarters.

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

General and Administrative Expenses

For the years ended December 31, 2007, 2006 and 2005, general and administrative expenses were approximately $8.2 million, $7.8 million and $6.0 million, respectively.

(in thousands, except percentages)
	Year Ended December 31,			Annual Percent Change
	2007	2006	2005	2007/2006	2006/2005
General and administrative	$8,162	$7,823	$6,038	4%	30%

The increase of 4%, or approximately $0.3 million, in general and administrative expenses in 2007 compared to 2006 was primarily due to increased personnel costs to support our increasing development activities. The increase of 30%, or approximately $1.8 million, in general and administrative expenses in 2006 compared to 2005 was primarily due to severance related payments in 2006 to a former officer and the recognition of stock-based compensation expense due to the implementation of SFAS 123R. Our general and administrative employees increased to 18 in 2007 from 17 in 2006, primarily to support our increasing development activities. We expect our general and administrative expenses to increase in the first quarter of 2008 due to payments associated with the resignation of our former Chief Executive Officer in February 2008.

KOSAN BIOSCIENCES

Interest Income and Interest Expense

(in thousands except percentages)
	Year Ended December 31,			Annual Percent Change
	2007	2006	2005	2007/2006	2006/2005
Interest income	$4,283	$2,549	$1,711	68%	49%
Interest expense	(230)	(522)	(320)	(56)%	63%
Gain on sale of property and equipment	27	—	—	100%	—

Other income, net	$4,080	$2,027	$1,391	101%	46%

Interest Income. Interest income increased to approximately $4.3 million in 2007 from approximately $2.5 million in 2006. We received approximately $42.3 million in net proceeds from the sale of our common stock in February 2007. The increase in interest income in 2007 compared to 2006 primarily resulted from higher average investment balances in 2007 compared to 2006. Interest income increased to approximately $2.5 million in 2006 from approximately $1.7 million in 2005. We received approximately $24.0 million in net proceeds from the sale of our common stock in April 2006. The increase in interest income in 2006 compared to 2005 primarily resulted from higher returns in a rising interest rate environment, partially offset by lower average investment balances in 2006 compared to 2005.

Interest Expense. Interest expense decreased to approximately $0.2 million in 2007 from approximately $0.5 million in 2006. Interest expense increased to $0.5 million in 2006 from approximately $0.3 million in 2005. The changes from year-to-year primarily resulted from fees associated with our Silicon Valley Bank line of credit facility, which expired in May 2006.

Provision for Income Taxes

We incurred net operating losses in the years ended December 31, 2007, 2006 and 2005 and consequently did not pay federal or state income taxes. As of December 31, 2007, we had approximately $148.2 million of federal and $138.0 million of state net operating loss carryforwards available to offset future taxable income. The federal net operating loss carryforwards will expire at various dates beginning in the year 2010 through 2027, if not utilized. The state net operating loss carryforwards will expire at various dates from 2012 through 2017, if not utilized. At December 31, 2007, we also had federal and state research and development tax credit carryforwards of approximately $5.4 million and $4.9 million, respectively, and federal orphan drug credit carryforwards of approximately $6.2 million. The federal tax credit carryforwards will begin to expire in 2011, if not utilized. The state tax credit carryforwards do not expire. Use of the net operating losses and credits may be subject to a substantial annual limitation due to the change in ownership provisions of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. See Note 10 of our financial statements.

Liquidity and Capital Resources

Since inception we have financed our operations primarily through sales of our equity securities, contract payments received under our collaboration and license agreements and government grant awards, interest income and equipment financing arrangements. As of December 31, 2007, we had received approximately $221.5 million from the sales of equity securities, approximately $131.9 million from contract payments received under our corporate collaboration and license agreements and government grant awards, approximately $22.7 million from interest income and approximately $14.9 million from equipment financing arrangements. As of December 31, 2007, we had approximately $71.0 million in cash, cash equivalents, restricted cash and investments, compared to approximately $64.1 million as of December 31, 2006. Our funds are currently invested in government sponsored enterprise and corporate obligations.

Cash used in operating activities was approximately $34.7 million in 2007, compared to approximately $16.4 million in 2006. Our net loss of approximately $28.7 million in 2007 was partially offset by non-cash expenses of approximately $4.7 million related to stock-based compensation, depreciation and amortization of property and equipment and investment premiums and discounts, and an approximately $10.8 million decrease in assets and liabilities primarily due to the net effect of deferred revenue from the up-front fees from Pfizer and Roche. Our net loss of approximately $29.5 million in 2006 was partially offset by non-cash expenses of approximately $4.6 million related to stock-based compensation, depreciation and amortization of property and equipment and investment premiums and discounts, and an approximately $8.5 million increase in assets and liabilities primarily due to the net effect of deferred revenue from the up-front fees from Pfizer and Roche. We do not anticipate generating cash from operating activities at least for the next several years.

Cash used in investing activities, excluding changes in our restricted cash and investments, for the year ended December 31, 2007 was approximately $1.7 million, compared to approximately $1.1 million in 2006. Investing activities in 2007 and 2006 primarily reflected the purchase of additional laboratory and office equipment.

Cash provided by financing activities was approximately $42.6 million for the year ended December 31, 2007, compared to approximately $26.0 million in 2006. Financing activities in 2007 included approximately $43.3 million in net proceeds from the sale of our common stock, stock option exercises and stock purchases made under our 2000 Employee Stock Purchase Plan and approximately $0.7 million of equipment debt financing, offset by approximately $1.3 million of scheduled payments on equipment loans. Financing activities in 2006 included approximately $27.5 million in net proceeds from the sale of our common stock, stock option exercises and stock purchases made under our 2000 Employee Stock Purchase Plan and approximately $0.5 million of equipment debt financing, offset by approximately $1.9 million of scheduled payments on equipment loans.

On July 19, 2006, we entered into a Committed Equity Financing Facility, or CEFF, with Kingsbridge, pursuant to which Kingsbridge committed to purchase up to $50.0 million of our common stock, subject to certain conditions including a minimum price for our common stock (which condition will not be met unless the volume weighted average market price of our common stock is at least $2.00). The CEFF allows us to raise capital as required, at the time and in the amounts deemed suitable to us, through September 25, 2009. We are not obligated to sell any of the $50.0 million of common stock available under the CEFF, and there are no minimum commitments or minimum use penalties. Under the terms of the CEFF, the maximum number of shares that we may sell to Kingsbridge is 6,879,868 shares (exclusive of the shares underlying a warrant), which may limit the amount of proceeds that we are able to obtain from the CEFF. In connection with the CEFF, we issued a warrant to Kingsbridge to purchase 285,000 shares of our common stock at an exercise price of $4.94 per share. The warrant is currently exercisable and expires in 2011. In October 2006, we received $3.0 million in gross proceeds for the sale of 770,351 shares of our common stock to Kingsbridge.

We believe that our existing cash and investment securities will be sufficient to support our current operating plan into the first half of 2009. We have based this estimate on assumptions that may prove to be wrong, and we expect that additional financing will be required in order to fund our operations. Our future capital uses and requirements depend on numerous forward-looking factors, including those set forth in Part I, Item 1A. “Risk Factors.”

In addition, we review from time to time potential opportunities to expand our technologies or add to our portfolio of product candidates. In the future, we may need further capital in order to acquire or invest in technologies, products or businesses.

KOSAN BIOSCIENCES

We expect that additional financing will be required in order to fund our operations. We expect to finance future cash needs through public or private equity offerings, debt financings, additional partnering or licensing arrangements or any combination of the foregoing or other arrangements. In August 2007, we filed a shelf registration statement on Form S-3 with the SEC pursuant to which we may offer and sell up to $75.0 million of our common stock and/or warrants to purchase our common stock, either individually or in units. Pursuant to two prior shelf registration statements we filed on Form S-3, we may offer and sell approximately $26.0 million of our common stock (including $24.5 million of warrants to purchase our common stock and/or units consisting of common stock and warrants to purchase common stock). In total, we may offer and sell up to $101.0 million of our equity securities under our three shelf registration statements, plus an additional approximately $20.2 million that we could sell under immediately effective related registration statements, assuming we continue to meet the SEC’s eligibility requirements for primary offerings on Form S-3. We filed a resale registration statement covering the resale of 6,879,868 shares issuable pursuant to the CEFF with Kingsbridge and 285,000 shares underlying the warrant at an exercise price of $4.94 issued to Kingsbridge in connection with our CEFF. We have the availability to sell under the CEFF up to $47.0 million of common stock in the future, subject to certain conditions, including a minimum price for our common stock (which condition will not be met unless the volume weighted average market price of our common stock is at least $2.00).

We have no current commitments to offer and sell any securities that may be offered or sold pursuant to the registration statements described above. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience dilution. Debt financing, if available, may subject us to restrictive covenants and significant interest costs. To the extent that we raise additional funds through collaboration and licensing arrangements, we would be required to relinquish some rights to our technologies, product candidates or marketing territories. Additional financing or collaboration and licensing arrangements may not be available when needed or, if available, may not be on terms favorable to us or our stockholders. Insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs, to lose rights under existing licenses or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Insufficient funds may preclude us from meeting the conditions required for the extension of credit and may adversely affect our ability to operate as a going concern. In addition, see Part I, Item 1A. “Risk Factors.”

As of December 31, 2007, our obligations and commitments to make future payments under contracts, such as debt and lease agreements, were as follows:

(in thousands)
	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Equipment financing obligations	$1,695	$941	$715	$39	$—
Operating leases	11,319	1,988	4,303	4,630	398

Total contractual obligations	$13,014	$2,929	$5,018	$4,669	$398

Off-Balance Sheet Arrangements

As of December 31, 2007, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital for the purpose of funding our operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the value of the principal amount of the investments to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and investments in a variety of securities, which may include commercial paper, money market funds, government and non-government debt securities and investment-grade corporate obligations. Although changes in interest rates may affect the fair value of our portfolio and cause unrealized gains and losses, such gains and losses would not be realized unless the investments were sold prior to maturity. Through our money managers, we maintain risk management control systems to monitor interest rate risk. The risk management control systems use analytical techniques, including sensitivity analysis. If market interest rates were to increase by 100 basis points, or 1%, at December 31, 2007 and 2006 rates, the fair value of our portfolio on those dates would decline by approximately $20,000 and $0.1 million, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The reports of our Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements begin on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of December 31, 2007, our principal executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective.

Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our principal executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

KOSAN BIOSCIENCES

inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on our evaluation under the framework in Internal Controls – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

Ernst & Young LLP, an independent registered public accounting firm, has issued an unqualified opinion on the effectiveness of our internal control over financial reporting, as stated in their report included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Kosan Biosciences Incorporated

We have audited Kosan Biosciences Incorporated’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Kosan Biosciences Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Kosan Biosciences Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying balance sheets of Kosan Biosciences Incorporated as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 13, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Francisco, California

March 13, 2008

KOSAN BIOSCIENCES

Changes in Internal Controls over Financial Reporting. There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls. Our management, including our principal executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our principal executive officer and chief financial officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures were sufficiently effective to provide reasonable assurance that the objectives of our disclosure control system were met.

ITEM 9B. OTHER INFORMATION

None.

PART III

KOSAN BIOSCIENCES

Certain information required by Part III is omitted from this Annual Report on Form 10-K since we intend to file our definitive Proxy Statement for our 2008 Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “2008 Proxy Statement”), not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included in the Proxy Statement is incorporated herein by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(1) The information required by this Item concerning our directors and nominees for director, including information with respect to our audit committee and audit committee financial experts, may be found under the section entitled “Proposal 1 – Election of Directors” appearing in the 2008 Proxy Statement. Such information is incorporated herein by reference.

(2) The information required by this Item concerning our executive officers may be found under the section entitled “Executive Officers” appearing in the 2008 Proxy Statement. Such information is incorporated herein by reference.

(3) The information required by this Item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 may be found in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the 2008 Proxy Statement. Such information is incorporated herein by reference.

(4) We have adopted a Code of Business Conduct and Ethics that applies to our employees, officers and directors. We have posted the text of our Code of Business Conduct and Ethics on our website at www.kosan.com on the “Corporate Governance” page under the “Investors/Press” tab. In addition, we intend to promptly disclose (1) the nature of any amendment to our Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (2) the nature of any waiver, including an implicit waiver, from a provision of our Code of Business Conduct and Ethics that is granted to one of these specified officers, the name of such person who is granted the waiver and the date of the waiver on our website in the future.

ITEM 11. EXECUTIVE COMPENSATION

(1) The information required by this Item concerning director and executive compensation is incorporated herein by reference to the information from the 2008 Proxy Statement under the sections entitled “Executive Compensation” and “Director Compensation.”

(2) The information required by this Item concerning Compensation Committee interlocks and insider participation is incorporated herein by reference to the information from the 2008 Proxy Statement under the section entitled “Compensation Committee Interlocks and Insider Participation.”

KOSAN BIOSCIENCES

(3) The information required by this Item concerning our Compensation Committee’s review and discussion of the Compensation Discussion and Analysis section of the 2008 Proxy Statement is incorporated herein by reference to the information from the 2008 Proxy Statement under the section entitled “Compensation Committee Report.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(1) The information required by this Item with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the information from the 2008 Proxy Statement under the section entitled “Security Ownership of Certain Beneficial Owners and Management.”

(2) The following table summarizes the securities for issuance under our equity compensation plans as of December 31, 2007, including our 1996 Stock Option Plan, 2000 Non-Employee Director Stock Option Plan, 2000 Employee Stock Purchase Plan and 2006 Equity Incentive Plan:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(1) (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	5,049,480	$6.83	3,496,299
Equity compensation plans not approved by security holders	—	—	—

Total	5,049,480	$6.83	3,496,299

(1)	As of December 31, 2007, 159,500 shares of common stock remained available for future issuance under our 2000 Non-Employee Director Stock Option Plan and 3,244,173 shares of common stock remained available for future issuance under our 2006 Equity Incentive Plan. In addition, as of December 31, 2007, 92,626 shares of common stock remained available for future issuance under our 2000 Employee Stock Purchase Plan and 30,716 shares were subject to outstanding purchase rights under our 2000 Employee Stock Purchase Plan. The number of shares reserved for issuance under our 2000 Employee Stock Purchase Plan automatically increases on January 1 of each year equal to the lesser of (i) 150,000 shares, (ii) 0.75% of the outstanding shares on such date, or (iii) a lesser amount determined by our board of directors.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

(1) The information required by this Item concerning related party transactions is incorporated herein by reference to the information from the 2008 Proxy Statement under the section entitled “Certain Relationships and Related Party Transactions.”

(2) The information required by this Item concerning director independence is incorporated herein by reference to the information from the 2008 Proxy Statement under the section entitled “Proposal 1 – Election of Directors – Independence of the Board of Directors.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information from the 2008 Proxy Statement under the section entitled “Proposal 2 – Ratification of Selection of Independent Registered Public Accounting Firm.”

PART IV

KOSAN BIOSCIENCES

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed or incorporated by reference as part of this Annual Report on Form 10-K:

(1)	Financial Statements:

Report of Independent Registered Public Accounting Firm

Balance Sheets—December 31, 2007 and 2006

Statements of Operations—Years Ended December 31, 2007, 2006, and 2005

Statement of Changes in Stockholders’ Equity—Years Ended December 31, 2007, 2006 and 2005

Statements of Cash Flows—Years Ended December 31, 2007, 2006 and 2005

Notes to Financial Statements

(2)	Financial Statement Schedules:

All financial statement schedules are omitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

(3)	Exhibits:

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Registrant. (1)

3.2	Amended and Restated Bylaws of Registrant. (2)

4.1	Specimen Registrant’s Common Stock Certificate. (3)

4.2	Third Amended and Restated Registration Rights Agreement, dated March 30, 2000, between Registrant and certain stockholders. (3)

4.3	Registrant’s Certificate of Designation of Series A Junior Preferred Stock. (4)

4.4	Warrant for the purchase of shares of common stock, dated July 19, 2006, issued by the Registrant to Kingsbridge Capital Limited. (5)

4.5	Registration Rights Agreement, dated July 19, 2006, by and between the Registrant and Kingsbridge Capital Limited. (5)

10.1	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.

10.2	Form of Level I Change of Control and Severance Benefit Agreement. (6)*

10.3	Form of Level II Change of Control and Severance Benefit Agreement. (6)*

10.4	1996 Stock Option Plan, as amended. (3)*

10.5	2000 Employee Stock Purchase Plan and related agreements. (3)*

10.6	2000 Non-Employee Director Stock Option Plan and related agreements, as amended. (7)*

10.7	2006 Equity Incentive Plan. (8)*

10.8	Form of Stock Option Grant Notice and Stock Option Agreement under the 2006 Equity Incentive Plan. (8)*

KOSAN BIOSCIENCES

Exhibit No.	Description

10.9	Non-Employee Director Compensation Arrangements, effective as of July 2006. (9)*

10.10	2007 Compensation Information for Executive Officers.*

10.11	Summary of 2007 Executive Officer Cash Bonus Plan. (10)*

10.12†	Research and License Agreement between Registrant and The Sloan-Kettering Institute for Cancer Research, dated August 25, 2000. (3)

10.13†	Consent and Amendment to the License Agreement, effective as of September 16, 2002, by and between Registrant and The Sloan-Kettering Institute for Cancer Research. (11)

10.14†	Settlement Agreement, entered into September 19, 2003, by and between Registrant and The Sloan-Kettering Institute for Cancer Research. (12)

10.15†	Letter Agreement between Registrant and The Sloan-Kettering Institute for Cancer Research, dated May 4, 2006. (7)

10.16†	License Agreement between Registrant and The Board of Trustees of The Leland Stanford Junior University, dated March 11, 1996. (3)

10.17†	Amendment No. 1 to License Agreement with the Board of Trustees of The Leland Stanford Junior University, dated March 1996; Letter to Mona Wan to confirm the agreement between Registrant and the Board of Trustees of The Leland Stanford Junior University, dated September 21, 1998; and Amendment No. 3 to License Agreement, dated March 10, 2000. (3)

10.18†	Consent and Amendment to the License Agreement, effective as of September 16, 2002, by and between Registrant and Stanford University. (11)

10.19†	License Agreement between Registrant and President and Fellows of Harvard College, dated December 2, 1998. (3)

10.20	Employment Agreement between Registrant and Robert G. Johnson, Jr., dated September 5, 2000. (3)*

10.21	Rights Agreement, dated as of October 5, 2001, between Registrant and Mellon Investor Services, LLC. (4)

10.22	Lease Agreement, dated as of June 7, 2002, by and between EOP-Industrial Portfolio, L.L.C. and Registrant. (13)

10.23	Landlord Consent to Assignment and Assumption of Lease, dated as of June 20, 2002, by and among EOP-Industrial Portfolio, L.L.C., Aventis Pharmaceuticals, Inc. and Registrant. (13)

10.24†	Collaborative Research, Development and Commercialization Agreement, dated as of September 19, 2002, by and among Registrant, Hoffmann-La Roche, Inc. and F. Hoffmann-La Roche Ltd. (11)

10.25	Amendment to Collaborative Research, Development and Commercialization Agreement, effective July 1, 2004, by and among Registrant, Hoffmann-La Roche Inc. and F. Hoffmann-La Roche Ltd. (14)

10.26†	Letter agreement among Registrant, Hoffmann-La Roche Inc. and F. Hoffmann-La Roche Ltd. dated March 27, 2006. (15)

Exhibit No.	Description

10.27	Loan and Security Agreement between the Registrant and Silicon Valley Bank dated July 15, 2005. (16)

10.28	First Amendment to Loan and Security Agreement between Registrant and Silicon Valley Bank dated as of February 21, 2006. (6)

10.29	Employment Agreement between Registrant and Peiter Timmermans, Ph.D. dated December 6, 2004. (6)*

10.30	Employment Agreement between Registrant and Margaret A. Horn dated December 1, 2005. (17)*

10.31	Consulting Agreement between Registrant and Susan M. Kanaya dated January 1, 2006. (6)*

10.32	Separation and Consulting Agreement between Registrant and Daniel V. Santi, M.D., Ph.D. dated March 20, 2006. (15)*

10.33	Common Stock Purchase Agreement between Registrant and Kingsbridge Capital Limited, dated July 19, 2006. (5)

10.34	Amendment No. 1 to Common Stock Purchase Agreement between Registrant and Kingsbridge Capital Limited, dated January 24, 2007. (21)

10.35	Scientific Advisory Board Agreement between Registrant and Chaitan S. Khosla, Ph.D., dated July 19, 2006. (18)*

10.36	Employment Agreement between Registrant and Gary S. Titus dated August 7, 2006. (19)*

10.37	Employment Agreement between Registrant and Robert L. De Jager, M.D., F.A.C.P. dated October 24, 2006. (20)*

10.38†	Exclusive License Agreement between Registrant and Pfizer Inc. dated December 19, 2006. (21)

10.39†	Consulting Agreement, dated August 24, 2007, by and between the Registrant and Margaret A. Horn. (22)

10.40†	Amendment to the Research and License Agreement, dated October 2, 2007, by and between the Registrant and the Sloan-Kettering Institute for Cancer Research. (22)

10.41†	Exclusive License Agreement, dated April 4, 2005, by and between the Registrant and the State of Oregon, acting by and through the State Board of Higher Education on Behalf of Oregon State University. (22)

10.42†	Amendment No. One to the Exclusive License Agreement, dated October 2, 2007, by and between the Registrant and the State of Oregon, acting by and through the State Board of Higher Education on behalf of Oregon State University. (22)

10.43	2008 Compensation Information for Executive Officers.*

10.44	Summary of 2008 Executive Officer Cash Bonus Plan. (23)*

10.45	Employment Agreement between Registrant and Helen S. Kim dated December 5, 2007.*

10.46	Employment Agreement between Registrant and Jonathan Wright dated October 29, 2007.*

KOSAN BIOSCIENCES

Exhibit No.	Description

10.47‡	Form of Executive Employee Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2006 Equity Incentive Plan.*

10.48	Form of Non-Executive Employee Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2006 Equity Incentive Plan.*

10.49	Severance Benefits and Consulting Agreement, effective as of August 8, 2007, by and between the Registrant and Robert L. De Jager, M.D., F.A.C.P.*

10.50	Non-Employee Director Compensation Arrangements, effective as of January 1, 2008.*

10.51	Employment Agreement between Registrant and Peter J. Licari, Ph.D., dated July 10, 1998.*

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included in signature page hereto).

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification by the Chief Executive Officer and Chief Financial Officer of Kosan Biosciences Incorporated, as required by Rule 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350). (24)

(1)	Incorporated herein by reference to an exhibit of our quarterly report on Form 10-Q for the period ended June 30, 2001.
(2)	Incorporated herein by reference to an exhibit of our quarterly report on Form 10-Q for the period ended June 30, 2003.
(3)	Incorporated herein by reference to an exhibit of our Registration Statement on Form S-1, Registration No. 333-33732.
(4)	Incorporated herein by reference to an exhibit of our current report on Form 8-K filed on October 15, 2001.
(5)	Incorporated herein by reference to an exhibit of our current report on Form 8-K filed on July 25, 2006.
(6)	Incorporated herein by reference to an exhibit of our Annual Report on Form 10-K for the period ended December 31, 2005.
(7)	Incorporated herein by reference to an exhibit of our quarterly report on Form 10-Q for the period ended June 30, 2006.
(8)	Incorporated herein by reference to an exhibit of our current report on Form 8-K filed on June 1, 2006.
(9)	Incorporated herein by reference to an exhibit of our quarterly report on Form 10-Q for the period ended September 30, 2006.
(10)	Incorporated herein by reference to an exhibit of our current report on Form 8-K filed on December 22, 2006.
(11)	Incorporated herein by reference to an exhibit of our quarterly report on Form 10-Q for the period ended September 30, 2002.
(12)	Incorporated herein by reference to an exhibit of our quarterly report on Form 10-Q for the period ended September 30, 2003.
(13)	Incorporated herein by reference to an exhibit of our quarterly report on Form 10-Q for the period ended June 30, 2002.

(14)	Incorporated herein by reference to an exhibit of our quarterly report on Form 10-Q for the period ended September 30, 2004.
(15)	Incorporated herein by reference to an exhibit of our quarterly report on Form 10-Q for the period ended March 31, 2006.
(16)	Incorporated by reference to an exhibit of our quarterly report on Form 10-Q for the period ended June 30, 2005.
(17)	Incorporated by reference to an exhibit of our current report on Form 8-K filed on December 7, 2005.
(18)	Incorporated by reference to an exhibit of our current report on Form 8-K filed on July 25, 2006.
(19)	Incorporated by reference to an exhibit of our current report on Form 8-K filed on August 15, 2006.
(20)	Incorporated by reference to an exhibit of our current report on Form 8-K filed on October 26, 2006.
(21)	Incorporated herein by reference to an exhibit of our Annual Report on Form 10-K for the period ended December 31, 2007.
(22)	Incorporated by reference to an exhibit of our quarterly report on Form 10-Q for the period ended September 30, 2007.
(23)	Incorporated by reference to an exhibit of our current report on Form 8-K filed on January 29, 2008.
(24)	This certification accompanies this Annual Report on Form 10-K and shall not be deemed “filed” by Registrant for purposes of Section 18 of the Exchange Act.
†	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
‡	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
*	Represents a management or director compensation plan.

KOSAN BIOSCIENCES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kosan Biosciences Incorporated

March 14, 2008	By:	/s/ Helen Kim
Helen S. Kim
President and Chief Business Officer

POWER OF ATTORNEY

KNOW TO ALL PERSONS BY THESE PRESENTS, that the persons whose signatures appear below each severally constitutes and appoints Helen S. Kim and Gary S. Titus or either of them, his or her true and lawful attorneys-in-fact and agents, with full powers of substitution and re-substitution, for him or her and in his or her name, place and stead, in any and all capacities to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto the attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that the attorneys-in-fact and agents, or either of them, or their, his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Helen Kim Helen S. Kim	President and Chief Business Officer (Principal Executive Officer)	March 14, 2008

/s/ Gary S. Titus Gary S. Titus	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2008

/s/ Peter Davis, Ph.D. Peter Davis, Ph.D.	Chairman	March 14, 2008

/s/ Bruce A. Chabner, M.D. Bruce A. Chabner, M.D.	Director	March 14, 2008

/s/ Kevan E. Clemens, Ph. D. Kevan E. Clemens, Ph. D.	Director	March 14, 2008

/s/ Jean Deleage, Ph.D. Jean Deleage, Ph.D.	Director	March 14, 2008

/s/ Charles J. Homcy, M.D. Charles J. Homcy, M.D.	Director	March 14, 2008

/s/ Chaitan S. Khosla, Ph.D. Chaitan S. Khosla, Ph.D.	Director	March 14, 2008

/s/ Christopher T. Walsh, Ph.D. Christopher T. Walsh, Ph.D.	Director	March 14, 2008

Kosan Biosciences Incorporated

REPORT OF INDEPENDENT

REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Kosan Biosciences Incorporated

We have audited the accompanying balance sheets of Kosan Biosciences Incorporated as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of Kosan Biosciences Incorporated’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kosan Biosciences Incorporated at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the Notes to Financial Statements, under the heading Organization and Summary of Significant Accounting Policies – Stock-Based Compensation, in 2006 Kosan Biosciences Incorporated changed its method of accounting for employee stock-based compensation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Kosan Biosciences Incorporated’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2008 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

San Francisco, California

March 13, 2008

Kosan Biosciences Incorporated

BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$46,950	$35,655
Short-term investments	23,058	27,483
Accounts receivable	1,301	1,152
Prepaid and other current assets	521	907

Total current assets	71,830	65,197
Restricted cash	949	949
Property and equipment, net	4,848	4,801
Other assets	240	240

Total assets	$77,867	$71,187

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,840	$1,323
Accrued liabilities	10,656	6,331
Current portion of deferred revenue	3,268	13,992
Current portion of equipment loans	844	1,289

Total current liabilities	17,608	22,935
Deferred revenue, less current portion	—	5,599
Equipment loans, less current portion	699	899
Commitments
Stockholders’ equity:
Convertible preferred stock, $0.001 par value, 10,000,000 shares authorized, 1,000,000 shares designated as Series A junior preferred stock, no shares issued and outstanding at December 31, 2007 and 2006	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized 42,592,302 and 35,389,717 shares issued and outstanding at December 31, 2007 and 2006, respectively	43	35
Additional paid-in capital	248,452	202,016
Accumulated other comprehensive income	29	9
Accumulated deficit	(188,964)	(160,306)

Total stockholders’ equity	59,560	41,754

Total liabilities and stockholders’ equity	$77,867	$71,187

See accompanying notes.

Kosan Biosciences Incorporated

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005
Revenues:
Contract revenue	$22,707	$13,105	$11,916
Grant revenue	—	401	1,494

Total revenues	22,707	13,506	13,410
Operating expenses:
Research and development (including charges for stock-based compensation of $1,698, $1,419 and $224 for the years ended December 31, 2007, 2006 and 2005, respectively)	47,283	37,179	38,400
General and administrative (including charges for stock-based compensation of $1,493, $1,046 and $131 for the years ended December 31, 2007, 2006 and 2005, respectively)	8,162	7,823	6,038

Total operating expenses	55,445	45,002	44,438

Loss from operations	(32,738)	(31,496)	(31,028)
Interest income	4,283	2,549	1,711
Interest expense	(230)	(522)	(320)
Gain from sale of property and equipment	27	—	—

Net loss	$(28,658)	$(29,469)	$(29,637)

Basic and diluted net loss per common share	$(0.69)	$(0.88)	$(1.01)

Shares used in computing basic and diluted net loss per common share	41,685	33,394	29,227

See accompanying notes.

Kosan Biosciences Incorporated

STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except shares)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss/(Income)	Total Accumulated Deficit	Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCES AT DECEMBER 31, 2004	—	$—	29,096,333	$29	$170,735	$(378)	$(101,200)	$69,186
Issuance of common stock upon exercise of options for cash	—	—	80,400	—	320	—	—	320
Issuance of common stock under employee stock purchase plan	—	—	194,869	—	673	—	—	673
Stock-based compensation	—	—	—	—	355	—	—	355
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	(29,637)	(29,637)
Change in unrealized gain on available-for-sale securities, net	—	—	—	—	—	209	—	209

Comprehensive loss								(29,428)

BALANCES AT DECEMBER 31, 2005	—	$—	29,371,602	$29	$172,083	$(169)	$(130,837)	$41,106
Issuance of common stock in a direct offering, net of offering costs of $1,520	—	—	5,100,000	5	23,975	—	—	23,980
Issuance of common stock upon exercise of options for cash	—	—	59,994	—	222	—	—	222
Issuance of common stock under employee stock purchase plan	—	—	87,770	—	379	—	—	379
Issuance of common stock in connection with committed equity financing facility, net of issuance costs of $107	—	—	770,351	1	2,892	—	—	2,893
Financing cost of warrant issued in connection with committed equity financing facility	—	—	—	—	(629)	—	—	(629)
Issuance of warrant in connection with committed equity financing facility	—	—	—	—	629	—	—	629
Stock-based compensation	—	—	—	—	2,465	—	—	2,465
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	(29,469)	(29,469)
Change in unrealized gain on available-for-sale securities, net	—	—	—	—	—	178	—	178

Comprehensive loss								(29,291)

BALANCES AT DECEMBER 31, 2006	—	$—	35,389,717	$35	$202,016	$9	$(160,306)	$41,754
Issuance of common stock in a direct offering, net of offering and shelf registration costs of $3,240	—	—	7,000,000	7	42,253	—	—	42,260
Issuance of common stock upon exercise of options for cash	—	—	81,308	—	487	—	—	487
Issuance of common stock under employee stock purchase plan	—	—	121,277	1	505	—	—	506
Stock-based compensation	—	—	—	—	3,191	—	—	3,191
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	(28,658)	(28,658)
Change in unrealized gain on available-for-sale securities, net	—	—	—	—	—	20	—	20

Comprehensive loss								(28,638)

BALANCES AT DECEMBER 31, 2007	—	$—	42,592,302	$43	$248,452	$29	$(188,964)	$59,560

See accompanying notes.

Kosan Biosciences Incorporated

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2007	2006	2005
OPERATING ACTIVITIES
Net loss	$(28,658)	$(29,469)	$(29,637)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,246	2,326	2,532
Amortization of investment premiums and discounts	(688)	(224)	610
Stock-based compensation expense	3,191	2,465	355
Gain on sale of property and equipment	(27)	—	—
Changes in assets and liabilities:
Accounts and other receivables	(149)	2,167	711
Prepaid and other current assets	386	285	68
Other assets and notes receivable from related parties	—	59	55
Accounts payable and accrued liabilities	5,305	(1,445)	1,301
Deferred revenue	(16,323)	7,438	(3,277)

Net cash used in operating activities	(34,717)	(16,398)	(27,282)

INVESTING ACTIVITIES
Acquisition of property and equipment	(1,839)	(1,066)	(1,434)
Proceeds from sale of property and equipment	110	—	—
Purchase of investments and restricted cash	(64,103)	(39,004)	(28,287)
Proceeds from maturity of investments and restricted cash	69,236	47,350	61,126

Net cash provided by investing activities	3,404	7,280	31,405

FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance costs	43,253	27,474	993
Proceeds from equipment loans	678	458	2,005
Principal payments under equipment loans	(1,323)	(1,909)	(2,148)

Net cash provided by financing activities	42,608	26,023	850

Net increase in cash and cash equivalents	11,295	16,905	4,973
Cash and cash equivalents at beginning of period	35,655	18,750	13,777

Cash and cash equivalents at end of period	$46,950	$35,655	$18,750

SUPPLEMENTAL DISCLOSURE
Interest paid	$230	$522	$320

NON-CASH FINANCING ACTIVITIES
Issuance of warrant in connection with committed equity financing facility	$—	$629	$—

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

Kosan is a cancer therapeutics company focused on advancing two new classes of anticancer agents through clinical development: heat shock protein 90, or Hsp90, inhibitors and epothilones. Hsp90 inhibitors have a novel mechanism of action targeting multiple pathways involved in cancer cell growth and survival. Kosan’s Hsp90 inhibitor product candidates may have the potential to overcome resistance after relapse and to synergize the initial activity of existing cancer therapies. Kosan’s Hsp90 inhibitor product candidates have demonstrated antitumor activity in multiple indications in early clinical trials. Kosan’s proprietary injectable suspension formulation of tanespimycin (KOS-953), its first-generation Hsp90 inhibitor and most advanced product candidate, is in a Phase 3 clinical trial in combination with Velcade® (bortezomib) for multiple myeloma, as well as a Phase 2 clinical trial in combination with Herceptin® (trastuzumab) for HER-2 positive metastatic breast cancer. In February 2008, the Kosan terminated the development of alvespimycin, which it had evaluated in clinical trials, in order to focus the Kosan’s resources on the development of tanespimycin.

Kosan is also developing KOS-1584 in Phase 1 dose-escalating clinical trials in patients with solid tumors. Epothilones inhibit cell division with a mechanism of action similar to taxanes, one of the most successful classes of anti-tumor agents. The epothilone program was partnered with Hoffmann-La Roche, Inc. and F. Hoffmann-La Roche Ltd. (collectively, “Roche”) through a global development and commercialization agreement. The agreement with Roche was terminated in its entirety effective in late February 2008.

Kosan also has a motilin receptor agonist program for the stimulation of gastrointestinal movement, or GI motility. In December 2006, the Company established a worldwide exclusive license agreement with Pfizer Inc. for its motilin agonist program, including KOS-2187 and related compounds. Pfizer is responsible for all development, regulatory and commercial activities related to the motilin agonist program. Pfizer is conducting a Phase 1 clinical trial of KOS-2187 as a potential treatment for gastroesophageal reflux disease.

Kosan also has next-generation Hsp90 inhibitor, next-generation epothilone and nuclear export inhibitor programs for cancer that are undergoing preclinical evaluation. These programs are also based on the use of the Company’s technology to improve the structure of known polyketides and the efficiency of large-scale production.

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

The Company recognizes an impairment charge when the decline in the estimated fair value of a marketable security below the amortized cost is determined to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the duration of time and the severity to which the fair value has been less than its amortized cost, any adverse changes in the investees’ financial condition and associated downgrades to credit ratings and the Company’s intent and ability to hold the marketable security for a period of time sufficient to allow for any anticipated recovery in market value. For each of the three years ended December 31, 2007, the Company did not recognize an impairment charge related to its investment securities.

Restricted Cash

The Company held a restricted investment consisting of a certificate of deposit of approximately $949,000 at December 31, 2007 and 2006. This investment is carried at fair value and is restricted as to withdrawal under a letter of credit agreement related to a facility lease.

Concentration of Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, investments and restricted cash. Substantially all the Company’s cash, cash equivalents and restricted cash are held by two financial institutions that the Company believes are of high credit quality. Such deposits may, at times, exceed federally insured limits. The Company has not experienced any losses on its deposits of cash, cash equivalents and restricted cash. The Company’s investments are held in high-credit quality government sponsored enterprise and corporate obligations. The Company believes that its guidelines for investment of its excess cash maintain safety and liquidity through diversification and investment maturity. The Company is exposed to credit risk in the event of default by the institutions holding the cash, cash equivalents, investments and restricted cash to the extent of the amounts recorded on the balance sheets.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Property and equipment are depreciated on a straight-line basis over the estimated useful lives of three to five years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the lease term.

Revenue Recognition

The Company generates revenue under license agreements with pharmaceutical companies and, in prior years, under research grants from the National Institutes of Health. The arrangements may include up-front non-refundable fees, reimbursement for personnel and supply costs, milestone payments for the achievement of defined collaboration objectives and royalties on potential sales of commercialized products. The Company recognizes revenue under these arrangements when (i) persuasive evidence of an arrangement exists; (ii) delivery of the services, supplies or technology license has occurred; (iii) the price is fixed and determinable; and (iv) collectibility is reasonably assured.

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

Research and Development

Research and development consists of costs incurred for Company-sponsored and collaborative research and development activities. These costs consist primarily of salaries and other personnel-related expenses, including associated stock-based compensation, facility-related expenses, licensing-related expenses, depreciation of facilities and equipment, lab consumables, services performed by clinical research organizations and research institutions and other outside service providers. Expenses related to clinical trials and drug manufacturing generally are accrued based on estimates of work performed or the level of patient enrollment and activities according to the protocols and agreements. The Company monitors planned protocols, work performed, patient enrollment levels and related activities to the extent possible and adjusts estimates accordingly. Research and development expenses under government grant awards and collaborative agreements approximated the revenue recognized, excluding milestone, up-front fees received under such arrangements.

The Company’s research and development expenses do not reflect the costs incurred by the Company’s partners, Roche, the National Cancer Institute (“NCI”) or Pfizer, associated with the clinical trials they are conducting in connection with the Company’s epothilone, Hsp90 inhibitor and motilin agonist receptor programs, respectively.

Net Loss Per Share

Basic and diluted net loss per common share have been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net loss is not presented separately as the Company is in a net loss position and including potentially dilutive securities in the loss per share computation would be antidilutive.

The Company has excluded all convertible preferred stock and outstanding stock options and warrants from the calculation of diluted net loss per common share because all such securities are antidilutive for all applicable periods presented. The total number of outstanding stock options and warrants excluded from the calculations of diluted net loss per share, prior to application of the treasury stock method for options, was 5,334,480, 4,652,852, and 4,902,597 for the years ended December 31, 2007, 2006 and 2005, respectively. Such securities, had they been dilutive, would have been included in the computations of diluted net loss per share. See Notes 3 and 9 for further information on these securities.

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

Effective January 1, 2007, the Company adopted FASB Interpretation No. (“FIN”) 48 “Accounting for Uncertainty in Income Taxes”. FIN 48 prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The Company did not recognize any material adjustment in its liability for unrecognized income tax benefits upon the adoption of FIN 48, including any amounts for interest and penalties. The Company recognizes interest and penalties related to income taxes in income tax expense. See Note 10 for further information.

Segment Reporting

The Company has determined that it operates in only one segment. Accordingly, no segment disclosures have been included in the accompanying notes to the financial statements.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective beginning January 1, 2008, except that, with

Kosan Biosciences Incorporated

NOTES TO FINANCIAL STATEMENTS (Continued)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

respect to the nonfinancial assets and nonfinancial liabilities, the effective date is January 1, 2009. The Company is currently evaluating the impact of SFAS 157 on its financial statements.

In June 2007, the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on EITF No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities.” Under EITF 07-3, nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. Such amounts should be expensed as the related goods are delivered or services are performed. If the Company’s expectations change such that it does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. EITF 07-3 is effective for new contracts entered into beginning January 1, 2008. The Company is currently evaluating the impact of EITF 07-3 on its financial statements.

In December 2007, the FASB ratified EITF No. 07-1, “Accounting for Collaborative Arrangements.” EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 also establishes the appropriate income statement presentation and classification guidance for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. EITF 07-1 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of EITF 07-1 on its financial statements.

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 110, which permits entities, under certain circumstances, to continue to use the simplified method as the basis for estimating the expected term of plain vanilla share options as allowed under the provisions of SAB 107. Expected term is a valuation assumption used to determine stock-based compensation expense. The use of the simplified method was scheduled to expire on December 31, 2007. SAB 110 is effective beginning January 1, 2008. The Company currently uses the simplified method as prescribed by SAB 107 and the extension of this method under SAB 110 will have no impact on the Company’s financial statements.

2. RESEARCH AND DEVELOPMENT AGREEMENTS

Roche

In September 2002, the Company entered into a research and development collaboration agreement (the “Roche Agreement”) with Roche. Under the terms of the Roche Agreement, Roche was granted worldwide exclusive rights to market and sell KOS-1584 and any other epothilones developed under the collaboration in the field of oncology, and the Company was granted the right to co-promote in the United States any epothilone products developed under the collaboration. The Roche Agreement provided, among other things, for the Company to receive payments for the reimbursement of agreed upon research and development expenditures. The Roche Agreement was terminated in its entirety effective in late February 2008. Following the termination of the agreement, the rights licensed to Roche reverted to the Company, and in connection with the termination, Roche provided the Company with certain license rights, data and other assistance related to the product candidates licensed to Roche under the agreement. Roche’s development funding commitments under the agreement continued until the termination date in late February 2008, after which Roche will be obligated to reimburse the Company for certain costs of completing the KOS-1584 Phase 1 clinical trials.

For the years ended December 31, 2007, 2006 and 2005, the Company recognized revenue related to the Roche Agreement of approximately $12.0 million, $11.3 million, and $11.9 million, respectively, representing approximately

Kosan Biosciences Incorporated

NOTES TO FINANCIAL STATEMENTS (Continued)

2. RESEARCH AND DEVELOPMENT AGREEMENTS (Continued)

53%, 84%, and 89%, respectively, of total revenues, of which $2.0 million was related to a non-recurring milestone earned in 2006. Such amounts, excluding the ratable portion of up-front fees and milestone payments, approximated research and development expenses incurred under the Roche Agreement. Included in total Roche-related revenue for 2007, 2006 and 2005 was approximately $5.6 million, $3.3 million, and $3.3 million, respectively, related to the ratable portion of the $25.0 million up-front fee that is being recognized through the current estimated clinical development period for product candidates in clinical trials. In the first quarter of 2007, upon the decision to advance KOS-1584 into Phase 2 clinical trials, the Company determined that the estimated clinical development period of its agreement with Roche extended from 2009 to 2012. The change in this estimate as of March 1, 2007, resulted in a further deferral of the unrecognized portion of the Roche up-front fee. On October 25, 2007, as a result of the termination of the Company’s agreement with Roche, the amortization of the unrecognized portion of the Roche up-front fee was accelerated to 2008. The net effect of these changes resulted in increased revenue of approximately $2.3 million in 2007. The Company expects that it will recognize the remaining portion of the Roche up-front fee of approximately $3.3 million in the first quarter of 2008. The Company’s research and development expenses do not reflect the costs incurred by Roche associated with the clinical trials it is conducting in connection with the Company’s epothilone program. At December 31, 2007 and 2006, approximately $1.3 million and $1.1 million, or 100% and 95%, respectively, of accounts receivable were due from Roche.

Pfizer

In December 2006, the Company entered into an exclusive license agreement (the “Pfizer Agreement”) with Pfizer Inc. under which the Company granted to Pfizer a worldwide exclusive license to its motilin agonist program. Under the terms of the Pfizer Agreement, Pfizer and the Company agreed to collaborate on filing of regulatory documents for the initiation of a Phase 1 clinical trial of the Company’s product candidate, KOS-2187. Pfizer is responsible for all development, regulatory and commercial activities related to the motilin agonist program. The Company received an up-front fee of $12.5 million in December 2006 and is eligible to receive milestone payments for the successful development and commercialization of licensed compounds, including milestone payments for achieving certain sales amounts, as well as royalties on worldwide sales. For the years ended December 31, 2007 and 2006, the Company recognized revenue of approximately $10.7 million and $1.8 million of contract revenue from Pfizer, representing approximately 47% and 13% of total revenues for fiscal year 2007 and 2006, respectively. Such amounts represent the ratable portion of the $12.5 million up-front fee that was recognized through the current estimated period of the Company’s participation in the development of KOS-2187.

License Agreements

The Company has license agreements with several academic, government and medical institutions. Included in research and development expenses were fees incurred in connection with these agreements of approximately $227,000, $578,000, and $428,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

3. STOCK-BASED COMPENSATION

At December 31, 2007, the Company had the following stock-based compensation plans:

2006 Equity Incentive Plan

The Company’s 2006 Equity Incentive Plan (the “2006 Plan”) provides for the granting of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights and other forms of equity compensation. The 2006 Plan also provides for the granting of performance stock awards and performance cash awards so that the Compensation Committee of the Company’s board of directors may use

Kosan Biosciences Incorporated

NOTES TO FINANCIAL STATEMENTS (Continued)

3. STOCK-BASED COMPENSATION (Continued)

performance criteria in establishing specific targets to be attained as a condition to the grant or vesting of one or more awards under the 2006 Plan. Incentive and nonstatutory stock options may be granted with exercise prices not less than fair value on the date of determination. The fair value of grants is determined by the closing sales price of the Company’s common stock as listed on an established stock exchange on the last market trading date preceding the date of grant. Stock options granted to a stockholder owning more than 10% of voting stock of the Company may be granted with an exercise price of not less than 110% of the fair value on the date of grant. Options expire no later than ten years from the date of the grant. The number of shares, terms and exercise periods are determined by the Company’s board of directors or its delegates. Options generally vest at 25% per year over a four-year period. Certain option awards are subject to accelerated vesting if there is a change in control.

1996 Stock Option Plan

The Company’s 1996 Stock Option Plan (the “1996 Plan”) provided for the granting of incentive stock options and nonstatutory stock options to employees, officers, directors and consultants of the Company. Incentive stock options were granted with exercise prices not less than fair value, and nonstatutory stock options were granted with exercise prices not less than 85% of the fair value on the date of grant. The fair value of grants was determined by the closing sales price of the Company’s common stock as listed on any established stock exchange for the last market trading day prior to the time of determination. Stock options granted to a stockholder owning more than 10% of voting stock of the Company were granted with an exercise price of not less than 110% of the fair value on the date of grant. Options expire no later than ten years from the date of the grant. The number of shares, terms and exercise period were determined by the Company’s board of directors or its delegates. Options generally vest at 25% per year over a four-year period. Certain option awards are subject to accelerated vesting if there is a change in control. The 1996 Plan expired in June 2006.

Shares subject to outstanding options under the 1996 Plan as of May 25, 2006 that expire or otherwise terminate without being exercised in full will be added to the share reserve under the 2006 Plan. The maximum number of shares of common stock authorized for issuance under the 1996 Plan and the 2006 Plan was 11,475,000 as of December 31, 2007.

2000 Employee Stock Purchase Plan

The Company’s 2000 Employee Stock Purchase Plan (the “Purchase Plan”) permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. The maximum number of shares authorized for issuance pursuant to the Purchase Plan was 900,000 as of December 31, 2007. The Purchase Plan provides for an annual increase of shares on January 1 of each year equal to the lesser of 150,000 shares, 0.75% of the outstanding shares on such date or such amount as determined by the Company’s board. The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the common stock on the first day of the offering or 85% of the fair market value of the Company’s common stock on the purchase date. Each offering is for a six-month period. As of December 31, 2007, 807,374 shares were issued under the Purchase Plan.

2000 Non-Employee Director Stock Option Plan

The Company’s 2000 Non-Employee Director Stock Option Plan (the “Directors’ Plan”) provides for the granting of nonstatutory stock options to non-employee directors of the Company. The maximum number of shares of common stock authorized for issuance pursuant to the Directors’ Plan was 500,000 as of December 31, 2007. Under the Directors’ Plan, as amended, each non-employee director who becomes a director of the Company will be automatically granted a non-statutory stock option to purchase 20,000 shares of common stock on the date on which such person first becomes a director, and such option will vest over four years. Beginning with the 2002 Annual

Kosan Biosciences Incorporated

NOTES TO FINANCIAL STATEMENTS (Continued)

3. STOCK-BASED COMPENSATION (Continued)

Stockholders Meeting and each year thereafter, each non-employee director will automatically be granted, one day following each year’s annual meeting of stockholders, a non-statutory option to purchase 5,000 shares of common stock, which will vest one day before the annual meeting of stockholders subsequent to the date of grant. The exercise price of options under the Directors’ Plan will be equal to the fair market value of the common stock on the date of grant. The maximum term of the options granted under the Directors’ Plan is ten years. As of December 31, 2007, options to purchase 340,500 shares were granted under the Director’s Plan.

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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data) had the Company applied the fair value recognition provisions under SFAS 123 for the year ended December 31, 2005:

Net loss as reported	$(29,637)
Plus: Stock-based employee compensation expense included in reported net loss	—
Less: Stock-based employee compensation expense determined under fair value based method for all awards	(2,312)

Pro forma net loss	$(31,949)

Basic and diluted net loss per common share:
As reported	$(1.01)
Pro forma	$(1.09)

Kosan Biosciences Incorporated

NOTES TO FINANCIAL STATEMENTS (Continued)

3. STOCK-BASED COMPENSATION (Continued)

The Company uses the Black-Scholes model to value stock-based compensation expense. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The table below presents the valuation assumptions used to determine stock-based compensation expense under the provisions of SFAS 123R and SFAS 123 for each of the three years ended December 31, 2007. Expected term under SFAS 123R is based on the simplified method allowed under the provisions of SAB No. 107. The risk-free interest rate is based on the U.S. Treasury zero coupon issues with an equivalent remaining term at the time of the option grant. Expected volatility is based on the historical volatility of the Company’s stock price and other factors.

	Year Ended December 31,
	2007	2006	2005
Risk-free interest rate	3.9%-4.8%	4.6%-5.0%	4.0%
Expected dividends	—	—	—
Expected term (in years)	6.25	6.25	4.0
Expected volatility	61%-66%	65%-67%	64%

A summary of stock option activity as of December 31, 2007, and changes during the year then ended is presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Instrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at January 1, 2007	4,368	$7.16
Granted	1,167	$5.42
Forfeited or expired	(405)	$6.53
Exercised	(81)	$5.99

Outstanding at December 31, 2007	5,049	$6.83	5.57	$300

Vested and expected to vest at December 31, 2007	4,504	$6.97	5.53	$285
Exercisable at December 31, 2007	3,351	$7.53	4.49	$247

The weighted-average grant-date fair value of options granted for the years ended December 31, 2007, 2006 and 2005 was $5.42, $2.73 and $2.41 per share, respectively. The total intrinsic value of options exercised for the years ended December 31, 2007, 2006 and 2005 was approximately $16,000, $107,000 and $295,000, respectively. The unamortized compensation expense related to unvested options as of December 31, 2007, excluding estimated forfeitures, was $2.9 million. The weighted-average period over which compensation expense related to these options is expected to be recognized is 1.5 years.

The Company recognized stock-based compensation of approximately $2.8 million, $2.1 million and $0 for the years ended December 31, 2007, 2006 and 2005, respectively.

Kosan Biosciences Incorporated

NOTES TO FINANCIAL STATEMENTS (Continued)

3. STOCK-BASED COMPENSATION (Continued)

Non-Employee Stock-Based Compensation

As of December 31, 2007, the Company had issued consultant stock options totaling approximately 1.4 million shares with exercise prices ranging from $0.15 to $14.40 and terms up to ten years. Compensation related to the grants of stock options is recorded in accordance with SFAS 123 and EITF 96-18 using the Black-Scholes Model. The measurement of stock-based compensation to non-employees is subject to periodic adjustment as the underlying awards vest. The Company recognized non-employee stock-based compensation of approximately $0.4 million for each of the three years ended December 31, 2007, 2006 and 2005.

4. INVESTMENTS

The amortized cost and fair value of securities, with gross unrealized gains and losses, at December 31, were as follows (in thousands):

	2007				2006
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Debt Securities:
Government Sponsored Enterprise notes	$10,458	$19	—	$10,477	$23,637	$12	$(3)	$23,646
Corporate bonds	12,574	8	(1)	12,581	3,837	—	—	3,837

	$23,032	$27	$(1)	$23,058	$27,474	$12	$(3)	$27,483

At December 31, 2007, all available-for-sale securities had remaining contractual maturities of less than one year.

5. PROPERTY AND EQUIPMENT

Property and equipment at December 31, consisted of the following (in thousands):

	2007	2006
Lab equipment	$12,959	$11,499
Leasehold improvements	5,211	5,128
Computer equipment and software	2,268	2,211
Office furniture	537	517

	20,975	19,355
Less accumulated depreciation and amortization	(16,127)	(14,554)

	$4,848	$4,801

Depreciation and amortization expense was approximately $2.2 million, $2.3 million, and $2.5 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Kosan Biosciences Incorporated

NOTES TO FINANCIAL STATEMENTS (Continued)

6. EQUIPMENT FINANCING

The Company financed certain equipment and facility improvements under debt obligations. The term of the debt obligations is 48 months. Interest rates are fixed at the time of the draw down, with rates ranging from 6.86% to 9.09%. Obligations under the loans are secured by the underlying assets financed. As of December 31, 2007, future minimum loan payments under these obligations were as follows (in thousands):

Year Ended December 31,
2008	$941
2009	488
2010	227
2011	39

Total minimum debt payments	1,695
Less amount representing interest	(152)

Present value of net minimum payments	1,543
Less current portion	(844)

Long-term portion	$699

7. FACILITY LEASES

The Company holds two non-cancelable operating leases, both of which expire in February 2013, with options to renew for an additional five years. Minimum annual rental commitments at December 31, 2007 were as follows (in thousands):

Year Ended December 31,
2008	1,988
2009	2,112
2010	2,191
2011	2,272
2012	2,358
Thereafter	398

Total minimum payments	$11,319

Rent expense for operating leases was approximately $1.7 million for each of the three years ended December 31, 2007.

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

Kosan Biosciences Incorporated

NOTES TO FINANCIAL STATEMENTS (Continued)

8. ACCRUED LIABILITIES

Accrued liabilities at December 31, consisted of the following (in thousands):

	2007	2006
Research and development-related	$7,775	$3,538
Compensation-related	1,639	1,564
Professional services	632	486
Facilities-related	514	508
Other	96	235

	$10,656	$6,331

9. STOCKHOLDERS’ EQUITY

Common Stock Offering

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

In connection with the CEFF, the Company issued a warrant to Kingsbridge to purchase 285,000 shares of the Company’s common stock at an exercise price of $4.94 per share. The warrant is exercisable beginning six months after the date of grant and for a period of five years thereafter. The fair value of the warrant was valued on the date of issuance under the Black-Scholes method using the following assumptions: contractual life of 5.5 years, risk free

Kosan Biosciences Incorporated

NOTES TO FINANCIAL STATEMENTS (Continued)

9. STOCKHOLDERS’ EQUITY (Continued)

interest rate of 4.84%, volatility of 66% and no dividends. The fair value of the warrant was $629,000 and was recorded as a contra-equity amount in additional paid-in-capital. As of December 31, 2007, a warrant to purchase 285,000 shares was outstanding.

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

In October 2006, the Company received proceeds of $3.0 million, before expenses of approximately $0.1 million relating to the execution of the CEFF in July 2006 and the sale of 770,351 shares of common stock to Kingsbridge in October 2006.

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

The board of directors can redeem the Rights at any time prior to a person becoming an Acquiring Person at a redemption price of $0.001 per Right. In addition, the board of directors may, after any time a person becomes an Acquiring Person, exchange each Right for one share of common stock of the Company. As of December 31, 2007, no shares had been issued under the Rights Plan.

10. INCOME TAXES

As of December 31, 2007, the Company had approximately $148.2 million of federal and $138.0 million of state net operating loss carryforwards available to offset future taxable income. The federal net operating loss carryforwards will expire at various dates beginning in the year 2010 through 2027, if not utilized. The state net operating loss

Kosan Biosciences Incorporated

NOTES TO FINANCIAL STATEMENTS (Continued)

10. INCOME TAXES (Continued)

carryforwards will expire at various dates from 2012 through 2017, if not utilized. At December 31, 2007, the Company also had federal and state research and development tax credit carryforwards of approximately $5.4 million and $4.9 million, respectively, and federal orphan drug credit carryforwards of approximately $6.2 million. The federal tax credit carryforwards will begin to expire in 2011, if not utilized. The state tax credit carryforwards do not expire.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets for financial reporting and the amount used for income tax purposes. Significant components of the Company’s deferred tax assets for federal income taxes as of December 31 were as follows (in thousands):

	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$58,670	$43,700
Deferred revenue	1,310	7,830
Depreciable assets	1,550	1,210
Research and development and orphan drug credits	7,420	5,330
Capitalized research and development expenses	760	1,050
Other	3,260	1,370

Total deferred tax assets	72,970	60,490

Valuation allowance	(72,970)	(60,490)

Net deferred taxes	$—	$—

Based on the available evidence, management of the Company believes it is more likely than not that the net deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance against its deferred tax assets for all periods presented. The valuation allowance increased by $12.5 million and $13.6 million during the years ended December 31, 2007 and 2006, respectively.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2007	$5,460
Additions based on tax positions related to the current year	2,790
Additions for tax positions related to prior years	—
Reductions for tax positions related to prior years	—

Balance at December 31, 2007	$8,250

Kosan Biosciences Incorporated

NOTES TO FINANCIAL STATEMENTS (Continued)

10. INCOME TAXES (Continued)

In the event that any unrecognized tax benefits are recognized, the effective tax rate will be affected. Approximately $7.4 million of unrecognized tax benefit would impact the effective tax rate if recognized. The Company’s policy is to classify interest accrued or penalties related to unrecognized tax benefits as a component of income tax expense. No such interest or penalties have been recorded to date.

All tax years remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company does not anticipate significant changes to its uncertain tax positions through the next twelve months.

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

12. QUARTERLY INFORMATION (Unaudited)

The Company’s quarterly results were as follows (in thousands, except per share amounts):

	Quarter Ended				Total
	March 31,	June 30,	September 30,	December 31,
2007
Revenue	$12,918	$2,206	$1,947	$5,636	$22,707
Income/(Loss) from operations	1,777	(11,938)	(12,203)	(10,374)	(32,738)
Net Income/(Loss)	2,744	(10,788)	(11,133)	(9,481)	(28,658)
Basic and diluted earnings per common share	$0.07	$(0.25)	$(0.26)	$(0.22)	$(0.69)
2006
Revenue	$2,961	$2,666	$2,169	$5,710	$13,506
Loss from operations	(10,948)	(7,176)	(8,175)	(5,197)	(31,496)
Net loss	(10,581)	(6,789)	(7,540)	(4,559)	(29,469)
Basic and diluted earnings per common share	$(0.36)	$(0.20)	$(0.22)	$(0.13)	$(0.88)