Form 10-Q
period 2008-03-31
KOSAN BIOSCIENCES INC
filed 2008-05-12
CIK 1110206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2008, 42,656,290 shares of the registrant’s Common Stock, $.001 par value were outstanding.

KOSAN BIOSCIENCES INCORPORATED

Form 10-Q

Quarter Ended March 31, 2008

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

KOSAN BIOSCIENCES INCORPORATED

CONDENSED BALANCE SHEETS

(in thousands)

	March 31, 2008	December 31, 2007 (1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$43,661	$46,950
Short-term investments	14,412	23,058
Accounts receivable	1,203	1,301
Prepaid and other current assets	594	521

Total current assets	59,870	71,830
Restricted cash	949	949
Property and equipment, net	5,119	4,848
Other assets	240	240

Total assets	$66,178	$77,867

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,593	$2,840
Accrued liabilities	10,745	10,656
Current portion of deferred revenue	—	3,268
Current portion of equipment loans	730	844

Total current liabilities	14,068	17,608
Equipment loans, less current portion	541	699
Stockholders’ equity:
Common stock	43	43
Additional paid-in capital	249,012	248,452
Accumulated other comprehensive income	22	29
Accumulated deficit	(197,508)	(188,964)

Total stockholders’ equity	$51,569	$59,560

Total liabilities and stockholders’ equity	$66,178	$77,867

(1)	The balance sheet data at December 31, 2007 has been derived from the audited financial statements at that date.

See accompanying notes.

KOSAN BIOSCIENCES INCORPORATED

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2008	2007
Contract revenue	$4,649	$12,918
Operating expenses:
Research and development	10,799	8,990
General and administrative	2,922	2,151

Total operating expenses	13,721	11,141

(Loss) income from operations	(9,072)	1,777
Other income, net	528	967

Net (loss) income	$(8,544)	$2,744

Basic and diluted net (loss) earnings per common share	$(0.20)	$0.07

Shares used in computing basic net (loss) earnings per common share	42,593	39,100
Shares used in computing diluted net (loss) earnings per common share	42,593	39,170

See accompanying notes.

KOSAN BIOSCIENCES INCORPORATED

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2008	2007
Operating activities
Net (loss) income	$(8,544)	$2,744
Adjustment to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	438	579
Amortization of investment premiums and discounts	(88)	(110)
Stock-based compensation	467	1,052
Changes in assets and liabilities:
Accounts receivable	98	(284)
Prepaid and other assets	(73)	(243)
Accounts payable and accrued liabilities	30	(658)
Deferred revenue	(3,268)	(11,380)

Net cash used in operating activities	(10,940)	(8,300)

Investing activities
Acquisition of property and equipment	(897)	(45)
Purchase of investments	(6,373)	(23,026)
Proceeds from maturity of investments	15,100	12,850

Net cash provided by (used in) investing activities	7,830	(10,221)

Financing activities
Proceeds from issuance of common stock	93	43,014
Proceeds from equipment loans	—	678
Principal payments under equipment loans	(272)	(407)

Net cash (used in) provided by financing activities	(179)	43,285

Net (decrease) increase in cash and cash equivalents	(3,289)	24,764
Cash and cash equivalents at beginning of period	46,950	35,655

Cash and cash equivalents at end of period	$43,661	$60,419

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

Kosan is a cancer therapeutics company focused on advancing two new classes of anticancer agents through clinical development: heat shock protein 90, or Hsp90, inhibitors and epothilones. Hsp90 inhibitors have a novel mechanism of action targeting multiple pathways involved in cancer cell growth and survival. Kosan’s Hsp90 inhibitor product candidates may have the potential to overcome resistance after relapse and to synergize the initial activity of existing cancer therapies. Kosan’s Hsp90 inhibitor product candidates have demonstrated antitumor activity in multiple indications in early clinical trials. Kosan’s proprietary injectable suspension formulation of tanespimycin (KOS-953), its first-generation Hsp90 inhibitor and most advanced product candidate, is in a Phase 3 clinical trial in combination with Velcade® (bortezomib) for multiple myeloma, as well as a Phase 2 clinical trial in combination with Herceptin ® (trastuzumab) for HER-2 positive metastatic breast cancer. In February 2008, the Company discontinued the development of alvespimycin, which it had evaluated in clinical trials, in order to focus the Company’s resources on the development of its lead Hsp90 inhibitor, tanespimycin.

Kosan is also developing KOS-1584, the Company’s lead epothilone product candidate, and has completed enrollment in Phase 1 dose escalating clinical trials in patients with solid tumors. A Phase 2 trial in patients with non-small cell lung cancer has been initiated. Epothilones inhibit cell division with a mechanism of action similar to taxanes, one of the most successful classes of anti-tumor agents.

Kosan has a motilin receptor agonist program for the stimulation of gastrointestinal movement, or GI motility. In December 2006, the Company established a worldwide exclusive license agreement with Pfizer Inc. for its motilin agonist program, including KOS-2187 and related compounds. Pfizer is responsible for all development, regulatory and commercial activities related to the motilin agonist program. Pfizer is conducting a Phase 1 clinical trial of KOS-2187 as a potential treatment for gastroesophageal reflux disease.

Kosan has next-generation Hsp90 inhibitor, next-generation epothilone and nuclear export inhibitor programs for cancer that are undergoing preclinical evaluation.

Kosan has funded its operations primarily through equity financing, contract payments under its collaboration agreements, equipment financing arrangements and government grants.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. The information as of March 31, 2008, and for the three months ended March 31, 2008 and 2007, reflect all adjustments (including normal recurring adjustments) that management of the Company believes are necessary for a fair presentation of the results for the periods presented. Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 17, 2008.

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

The Company recognizes an impairment charge when the decline in the estimated fair value of a marketable security below the amortized cost is determined to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the duration of time during which the fair value has been less than its amortized cost, any adverse changes in the investees’ financial condition and associated downgrades to credit ratings and the Company’s intent and ability to hold the marketable security for a period of time sufficient to allow for any anticipated recovery in market value. For the three months ended March 31, 2008 and 2007, the Company did not recognize an impairment charge related to its investment securities.

Revenue Recognition

The Company generated revenue under license agreements with pharmaceutical companies. The arrangements included up-front non-refundable fees, reimbursement for personnel and supply costs, milestone payments for the achievement of defined collaboration objectives and royalties on potential sales of commercialized products. The Company recognizes revenue under these arrangements when (i) persuasive evidence of an arrangement exists; (ii) delivery of the services, supplies or technology license has occurred; (iii) the price is fixed and determinable; and (iv) collectibility is reasonably assured.

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

Net (Loss) Earnings per Share

Basic (loss) earnings per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted (loss) earnings per common share is calculated based on the weighted-average number of shares of common stock and other dilutive securities outstanding during the period. The Company excludes convertible preferred stock, outstanding stock options, restricted stock unit awards and warrants from the calculation of diluted net (loss) earnings per common share when such securities are antidilutive. The total number of outstanding stock options, restricted stock unit awards and warrants excluded from the calculations of diluted net (loss) earnings per share, prior to application of the treasury stock method for options, was 5,247,418 and 5,141,190 for the three months ended March 31, 2008 and 2007, respectively. The following table presents the calculation of basic and diluted (loss) earnings per share (in thousands, except per share data):

	Three Months Ended March 31,
	2008	2007
Numerator:
Net (loss) income	$(8,544)	$2,744

Denominator:
Weighted-average shares outstanding used to compute basic earnings per share	42,593	39,100
Effect of dilutive securities	—	70

Weighted-average shares outstanding and dilutive securities used to compute dilutive earnings per share	42,593	39,170

Basic and diluted (loss) earnings per share	$(0.20)	$0.07

KOSAN BIOSCIENCES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)

(unaudited)

1. Organization and Summary of Significant Accounting Policies (continued)

Income Taxes

The Company recognizes income taxes under the liability method. Deferred income taxes are recognized for differences between the financial statement and tax basis of assets and liabilities at enacted statutory rates in effect for years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The Company accounts for its uncertain income tax positions in accordance with FASB Interpretation No. (“FIN”) 48 “Accounting for Uncertainty in Income Taxes”. FIN 48 prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The Company’s policy is to classify interest accrued or penalties related to unrecognized tax benefits as a component of income tax expense. All tax years remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company does not anticipate significant changes to its uncertain tax positions through the next twelve months.

New Accounting Pronouncements

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”) for financial instruments. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. With respect to nonfinancial assets and nonfinancial liabilities, SFAS 157 is effective January 1, 2009 and the Company is currently evaluating the impact on its financial statements. SFAS 157 establishes a three tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers are Level 1, quoted prices in active markets for identical assets or liabilities using observable inputs; Level 2, inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, significant unobservable inputs in which little or no market data exists. The adoption of SFAS 157 for financial assets and liabilities did not significantly impact the Company’s financial statements.

On January 1, 2008, the Company adopted Emerging Issues Task Force (“EITF”) No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities.” Under EITF 07-3, nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. Such amounts should be expensed as the related goods are delivered or services are performed. If the Company’s expectations change such that it does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. EITF 07-3 is effective for new contracts entered into beginning January 1, 2008. The adoption of EITF 07-3 did not have a significant impact on the Company’s financial statements.

On January 1, 2008, the Company adopted Staff Accounting Bulletin (“SAB”) No. 110, which permits entities, under certain circumstances, to continue to use the simplified method as the basis for estimating the expected term of plain vanilla share options as allowed under the provisions of SAB 107. Expected term is a valuation assumption used to determine stock-based compensation expense. The use of the simplified method was scheduled to expire on December 31, 2007. Through December 31, 2007, the Company was applying the simplified method as prescribed by SAB 107 and the extension of this method under SAB 110 had no impact on the Company’s financial statements.

KOSAN BIOSCIENCES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)

(unaudited)

2. Research and Development Agreements

Roche

In September 2002, the Company entered into a research and development collaboration agreement (the “Roche Agreement”) with Hoffmann-La Roche, Inc. and F. Hoffmann-La Roche Ltd. (collectively, “Roche”). Under the terms of the Roche Agreement, Roche was granted worldwide exclusive rights to market and sell KOS-1584 and any other epothilones developed under the collaboration in the field of oncology, and the Company was granted the right to co-promote in the United States any epothilone products developed under the collaboration. The Roche Agreement provided, among other things, for the Company to receive payments for the reimbursement of agreed upon research and development expenditures. The Roche Agreement was terminated in its entirety effective in late February 2008 and the rights licensed to Roche reverted to the Company. Roche’s development funding commitments under the agreement continued until the termination date, after which Roche is obligated to reimburse the Company for certain costs of completing the KOS-1584 Phase 1 clinical trials.

The Company recognized revenue related to the Roche Agreement of approximately $4.6 million and $2.2 million for the three months ended March 31, 2008 and 2007, respectively. Such amounts, excluding the ratable portion of up-front fees and milestone payments, approximated research and development expenses incurred under the Roche Agreement. Included in total Roche-related revenue was approximately $3.3 million and $0.7 million for the three months ended March 31, 2008 and 2007, respectively, related to the ratable portion of the $25.0 million up-front fee that was recognized through February 2008. At March 31, 2008, approximately $1.2 million, or 100%, of accounts receivable represented unbilled accounts receivable due from Roche.

Pfizer

In December 2006, the Company entered into an exclusive license agreement (the “Pfizer Agreement”) with Pfizer Inc. under which the Company granted to Pfizer a worldwide exclusive license to its motilin agonist program. Under the terms of the Pfizer Agreement, Pfizer and the Company agreed to collaborate on filing of regulatory documents for the initiation of a Phase 1 clinical trial of the Company’s product candidate, KOS-2187. Pfizer is responsible for all development, regulatory and commercial activities related to the motilin agonist program. The Company received an up-front fee of $12.5 million in December 2006 and is eligible to receive milestone payments for the successful development and commercialization of licensed compounds, including milestone payments for achieving certain sales amounts, as well as royalties on worldwide sales. For the three months ended March 31, 2007, the Company recognized revenue of approximately $10.7 million related to the up-front fee. The $12.5 million up-front fee was fully recognized as of March 31, 2007.

License Agreements

The Company has license agreements with several academic, government and medical institutions. Included in research and development expenses were fees incurred in connection with these agreements of approximately $115,000 and $92,000 for the three months ended March 31, 2008 and 2007, respectively.

KOSAN BIOSCIENCES INCORPORATED

NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)

(unaudited)

3. Cash Equivalents and Investments

The Company’s cash equivalents and investments are measured at fair value using the following inputs (in thousands) as of March 31, 2008:

		Fair Value Measurement at Reporting Date Using
	Total	Level 1	Level 2	Level 3
Cash equivalents	$42,233	$—	$42,233	$—
Short-term investments	14,412	—	14,412	—

Total	$56,645	$—	$56,645	$—

4. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2008	December 31, 2007
Research and development-related	$8,003	$7,775
Compensation-related	1,629	1,639
Professional services	516	632
Facilities-related	529	514
Other	68	96

	$10,745	$10,656

5. Stockholders’ Equity

In January 2008, the Company granted approximately 291,000 restricted stock unit, or RSU, awards under the Company’s 2006 Equity Incentive Plan. Each RSU represents a nontransferable right to receive one share of the Company’s common stock (subject to adjustment for certain specified changes in the capital structure of the Company) upon meeting certain vesting criteria. The RSUs vest over three years, 50% based on the achievement of performance goals in the next fiscal year and the remaining 50% in equal annual amounts for the following two years of service. During the three months ended March 31, 2008, no RSUs vested, approximately 68,000 RSUs were forfeited and approximately 223,000 unvested RSUs were outstanding.

6. Restructuring Charge

In March 2008, the Company committed to a restructuring that will result in a workforce reduction of approximately 35 full-time employees, primarily in research and general and administration. The Company undertook the workforce reduction in order to focus its resources on supporting the advancement of its lead clinical programs, Hsp90 inhibitor candidate tanespimycin in multiple myeloma and in metastatic breast cancer, and KOS-1584 in non-small cell lung cancer. The reduction in workforce resulted in a one-time severance-related charge of approximately $0.7 million, substantially all of which was recognized in research and development and general and administrative expenses in the first quarter of 2008. As of March 31, 2008, approximately $0.2 million of severance-related charges remained unpaid and were classified as accrued liabilities in the balance sheet.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Hsp90 Inhibitors

Tanespimycin

Our proprietary injectable suspension formulation of tanespimycin, or KOS-953 (also known as 17-AAG), is in a Phase 3 clinical trial in combination with Velcade® (bortezomib) for multiple myeloma, as well as a Phase 2 clinical trial in combination with Herceptin® (trastuzumab) for HER2-positive metastatic breast cancer. Our Tanespimycin in Myeloma Evaluation, or TIME, clinical program includes TIME-1, a Phase 3 pivotal clinical trial of tanespimycin in combination with Velcade in first-relapse patients with multiple myeloma, which has been initiated. We also plan to conduct a second clinical trial in multiple myeloma to support the pivotal TIME-1 clinical trial with additional safety and efficacy data. We plan to initiate this supporting clinical trial in early 2009 and anticipate that the clinical trial can be completed within the timeframe of TIME-1. In addition to multiple myeloma, we intend to advance tanespimycin in metastatic breast cancer. We anticipate presenting updated data with the injectable suspension formulation of tanespimycin from our Phase 2 clinical trial of tanespimycin in combination with Herceptin in patients with HER2-positive metastatic breast cancer in the second quarter of 2008. We expect to conduct enabling studies evaluating tanespimycin as monotherapy and in combination with other agents.

Alvespimycin

Alvespimycin, or KOS-1022 (also known as 17-DMAG), is a highly-potent, water-soluble and orally-active Hsp90 inhibitor. We have evaluated both intravenous and oral formulations of alvespimycin in clinical trials. In February 2008, we discontinued development of alvespimycin in order to focus our resources on the development of our lead Hsp90 inhibitor, tanespimycin.

Epothilones

KOS-1584

KOS-1584 is our lead epothilone anticancer product candidate. Enrollment in Phase 1 dose escalating clinical trials in patients with solid tumors has been completed. KOS-1584 has demonstrated antitumor activity and favorable tolerability in Phase 1 clinical trials in patients with solid tumors, including non-small cell lung, ovarian and pancreatic cancers. In April 2008, we initiated a Phase 2 clinical trial of KOS-1584 in non-small cell lung cancer patients who have received one prior chemotherapy regimen.

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

We have incurred significant losses since inception and as of March 31, 2008, our accumulated deficit was approximately $197.5 million. We expect to incur additional operating losses over the next several years as we continue to advance our product candidates into and through clinical trials.

We believe that our existing cash and investment securities as of March 31, 2008 will be sufficient to support our current operating plan for the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we expect that substantial additional financing will be required in order to fund our operations.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. The preparation of these condensed financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities as of the date of the financial statements. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the financial statements in the period they are determined. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates. The basis of our current estimates or assumptions has not significantly changed since we filed our Annual Report on Form 10-K for the year ended December 31, 2007 with the Securities and Exchange Commission on March 17, 2008.

Results of Operations

Revenues

Revenues were approximately $4.6 million and $12.9 million for the three months ended March 31, 2008 and 2007, respectively. Revenues in 2008 consisted of contract revenues recognized under our agreement with Roche. Revenues in 2007 consisted of contract revenue under our agreements with Roche and Pfizer.

	Three Months Ended March 31,
(In thousands, except for percentages)	2008	2007	% Change
Contract revenue	$4,649	$12,918	-64%

Total revenues decreased by approximately 64%, or $8.3 million, for the three months ended March 31, 2008 compared to the same period in 2007. The decrease was primarily due to decreased contract revenue from Pfizer as a result of the amortization of the remaining $10.7 million up-front fee in 2007, partially offset by increased contract revenue from Roche due to the acceleration of our up-front fee in connection with the termination of our agreement with Roche in late February 2008. Roche’s future funding commitments are limited to the reimbursement of certain costs of completing the KOS-1584 Phase 1 clinical trials. We expect that our contract revenues will significantly decrease over the next several quarters as a result of the termination of our agreement with Roche.

Research and Development Expenses

Our research and development expenses were approximately $10.8 million and $9.0 million for the three months ended March 31, 2008 and 2007, respectively. Our research and development activities consisted primarily of salaries and other personnel-related expenses, including associated stock-based compensation, facility-related expenses, licensing-related expenses, depreciation of facilities and equipment, lab consumables and services performed by clinical research organizations and research institutions, contract manufacturers and other outside service providers. We group these activities into two major categories: “clinical development” and “research and preclinical.” We are unable to estimate the nature, timing or costs to complete our major research and development projects, or when material net cash inflows to us could be expected to commence, if ever, due to the numerous risks and uncertainties associated with developing pharmaceutical products. These risks and uncertainties include those discussed in this report under Part II, Item 1A “Risk Factors.”

	Three Months Ended March 31,			Inception - March 31,
(In thousands, except for percentages)	2008	2007	% Change	2008
Clinical development
Epothilones	$1,963	$1,767	11%	$67,434
Hsp90 inhibitors	5,359	4,236	27%	63,807

Total clinical development	7,322	6,003	22%	131,241
Research and preclinical (1)	3,477	2,987	16%	166,895

Total research and development	$10,799	$8,990	20%	$298,136

(1)	“Research and preclinical” constitutes research and development costs for our early stage programs in cancer. Expenses for the three months ended March 31, 2008 and 2007 include allocated personnel-related expenses of approximately $1.8 million and $1.4 million, allocated facility-related expenses of approximately $0.8 million and $0.9 million and allocated lab consumables of approximately $0.1 million and $0.1 million, respectively. Expenses for the period from inception through March 31, 2008 include allocated personnel-related expenses of approximately $81.2 million, allocated facility-related expenses of approximately $41.4 million and allocated lab consumables of approximately $11.0 million.

The increase of 20%, or approximately $1.8 million, in research and development expenses for the three months ended March 31, 2008 compared to the same period in 2007 was the result of the following:

•

approximately $1.3 million in increased clinical development costs, primarily due to the increased clinical development activities in the Hsp90 inhibitor and epothilone programs, including costs associated with TIME-1, a Phase 3 clinical trial in combination with Velcade in first-relapse patients with multiple myeloma, and a KOS-1584 Phase 2 clinical trial in non-small cell lung cancer; and

•

approximately $0.5 million in increased preclinical and research costs, primarily related to our March 2008 corporate restructuring and investment in our next-generation epothilone and nuclear export inhibitor programs.

In the first quarter of 2008, we initiated TIME-1, a Phase 3 pivotal clinical trial of tanespimycin in combination with Velcade in first-relapse patients with multiple myeloma, and plan to initiate a supporting clinical trial in multiple myeloma in early 2009. We also initiated our Phase 2 clinical program with KOS-1584 in non-small cell lung cancer. We also announced our plans to withdraw our Hsp90 inhibitor alvespimycin from development in order to commit resources to the development of our lead Hsp90 inhibitor, tanespimycin. We expect that the overall cost of our clinical trials will result in an increase in our clinical development expenses over the next several quarters. In March 2008, we announced a corporate restructuring and our plans to place most of our research programs on hold and, thus, we expect that our research and preclinical costs will decrease over the next several quarters.

General and Administrative Expenses

	Three Months Ended March 31,
(In thousands, except for percentages)	2008	2007	% Change
General and administrative	$2,922	$2,151	36%

Our general and administrative expenses were approximately $2.9 million and $2.2 million for the three months ended March 31, 2008 and 2007, respectively. General and administrative expenses increased by 36%, or approximately $0.8 million compared to the same period in 2007, primarily due to one-time costs associated with our March 2008 corporate restructuring and the resignation of our former Chief Executive Officer in February 2008, all of which was recognized in the first quarter of 2008. We expect our general and administrative expenses to decrease in future quarters.

Other Income, Net

	Three Months Ended March 31,
(In thousands, except for percentages)	2008	2007	% Change
Interest income	$645	$1,026	-37%
Interest expense	(117)	(59)	98%

Other income, net	$528	$967	-45%

Interest income decreased to approximately $0.6 million for the three months ended March 31, 2008, from approximately $1.0 million for the same period in 2007. The decrease resulted from lower average investment balances in the three months ended March 31, 2008 compared to same period in 2007, and lower returns in the current interest rate environment. Interest expense for the three months ended March 31, 2008 and 2007 approximated $0.1 million for both periods.

Liquidity and Capital Resources

Since inception we have financed our operations primarily through sales of our equity securities, contract payments received under our collaboration and license agreements and government grant awards, interest income and equipment financing arrangements. As of March 31, 2008, we had received approximately $221.6 million from the sales of equity securities, approximately $133.4 million from contract payments received under our corporate collaboration and license agreements and government grant awards, approximately $23.3 million from interest income and approximately $14.9 million from equipment financing arrangements. As of March 31, 2008, we had approximately $59.0 million in cash, cash equivalents, restricted cash and investments, compared to approximately $71.0 million as of December 31, 2007. Our funds are currently invested in government sponsored enterprise and corporate obligations.

Cash used in operating activities was approximately $10.9 million for the three months ended March 31, 2008, compared to approximately $8.3 million for the same period in 2007. Net cash used in operating activities for the three months ended March 31, 2008 and 2007 primarily reflects the net (loss)/income for the period, net decreases in deferred revenue due to the amortization of our up-front fees from Pfizer and Roche and non-cash stock-based compensation, depreciation and amortization of investment premiums and discounts. We do not anticipate generating cash from operating activities at least for the next several years.

Cash used in investing activities, excluding changes in our investments, was approximately $0.9 million for the three months ended March 31, 2008, compared to approximately $45,000 for the same period in 2007, due to higher capital spending for the expansion of our facilities and network infrastructure during the three months ended March 31, 2008 as compared to the same period in 2007.

Cash used in financing activities was approximately $0.2 million for the three months ended March 31, 2008, compared to approximately $43.3 million provided by financing activities for the same period in 2007. Net cash used in financing activities for the three months ended March 31, 2008 was primarily used for payments on our debt arrangements, offset by cash proceeds from stock purchases made under our 2000 Employee Stock Purchase Plan. Net cash provided by financing activities for the three months ended March 31, 2007 was primarily generated from our February 2007 registered direct public offering, stock option exercises and stock purchases made under our 2000 Employee Stock Purchase Plan, offset by payments on our debt arrangements.

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

We believe that our existing cash and investments as of March 31, 2008 will be sufficient to support our current operating plan for the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we expect that significant additional financing will be required in order to fund our operations. Our future capital uses and requirements depend on numerous forward-looking factors, including those set forth in Part II, Item 1A “Risk Factors.”

In addition, we review from time to time potential opportunities to expand our technologies or add to our portfolio of drug candidates. In the future, we may need further capital in order to acquire or invest in technologies, products or businesses.

We expect that significant additional financing will be required in order to fund our operations. We expect to finance future cash needs through public or private equity offerings, debt financings, additional partnering or licensing arrangements or any combination of the foregoing or other arrangements. In August 2007, we filed a shelf registration statement on Form S-3 with the SEC pursuant to which we may offer and sell up to $75.0 million of our common stock and/or warrants to purchase our common stock, either individually or in units. Pursuant to two prior shelf registration statements we filed on Form S-3, we may offer and sell approximately $26.0 million of our common stock (including $24.5 million of warrants to purchase our common stock and/or units consisting of common stock and warrants to purchase common stock). In total, we may offer and sell up to $101.0 million of our equity securities under our three shelf registration statements, plus an additional approximately $20.2 million that we could sell under immediately effective related registration statements, assuming that we continue to meet the SEC’s eligibility requirements for primary offerings on Form S-3. However, our current market capitalization may result in our being unable to conduct such offerings absent prior stockholder approval under the rules of NASDAQ Stock Market. We filed a resale registration statement covering the resale of 6,879,868 shares issuable pursuant to the committed equity financing facility, or CEFF, with Kingsbridge and 285,000 shares underlying the warrant at an exercise price of $4.94 issued to Kingsbridge in connection with our CEFF. We have the availability to sell under the CEFF up to $47.0 million of common stock in the future, subject to certain conditions, including a minimum price for our common stock (which condition will not be met unless the volume weighted average market price of our common stock is at least $2.00).

We have no current commitments to offer and sell any securities that may be offered or sold pursuant to the registration statements described above. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience dilution. Debt financing, if available, may subject us to restrictive covenants and significant interest costs. To the extent that we raise additional funds through collaboration and licensing arrangements, we would be required to relinquish some rights to our technologies, product candidates or marketing territories. Additional financing or collaboration and licensing arrangements may not be available when needed or, if available, may not be on terms favorable to us or our stockholders. Insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs, to lose rights under existing licenses or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Insufficient funds may preclude us from meeting the conditions required for the extension of credit and may adversely affect our ability to operate as a going concern. In addition, see Part II, Item 1A “Risk Factors.”

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

During the three months ended March 31, 2008, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of March 31, 2008, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective.

Changes in Internal Controls over Financial Reporting. There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have marked with an asterisk (*) those risk factors below that reflect substantive changes from the risk factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008.

We have a history of net losses and may never become profitable.*

We commenced operations in 1996 and are still developing our product candidates. We have not commercialized any products, and we have incurred net losses since our inception. As of March 31, 2008, we had an accumulated deficit of approximately $197.5 million. To date, our revenues have been primarily from partnering arrangements and government grant awards. Our expenses have consisted principally of costs incurred in research and development and from general and administrative costs associated with our operations. We expect our expenses to increase, perhaps substantially, and that we will continue to incur operating losses for at least the next several years as we continue our research and development efforts for our product candidates and pursue selected research programs. The amount of time necessary to successfully commercialize any of our product candidates is long and uncertain, and successful commercialization may not occur at all. As a result, we may never become profitable.

We expect that significant additional financing will be required in order to fund our operations, and an inability to obtain the capital necessary to fund our operations on acceptable terms or at all would threaten the continued operation of our business.*

We expect that significant additional financing will be required in order to fund our operations. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on favorable terms. We have consumed substantial amounts of cash to date and expect to incur significant operating expenditures over the next several years as we continue to advance our product candidates into and through clinical trials and pursue selected research programs. We currently have no commitments from third parties for external funding of our product development efforts (other than limited clinical trial cost reimbursements from Roche) and absent any new partnering arrangements with third parties, we will be required to independently to fund any development and clinical trial activities that we may undertake.

If we are unable to raise sufficient funds when needed, we may be required to delay, scale back or eliminate some or all of our clinical trials and research or development programs; lose rights under existing licenses; or relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Insufficient funds may adversely affect our ability to operate as a going concern, and an inability to obtain the capital necessary to fund our operations on acceptable terms or at all would threaten the continued operation of our business. See Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Result of Operations.”

We believe that our existing cash and investments as of March 31, 2008 will be sufficient to support our current operating plan for the next 12 months. We have based this estimate on assumptions that may prove to be wrong. Our future capital uses and requirements depend on numerous forward-looking factors, including the following:

•	our ability to establish new partnering arrangements, our rights and obligations under any new partnering arrangements and our ability to generate revenues under any new partnering arrangements;

•	the extent to which clinical and other development activities are funded or conducted by potential future partners, if any;

•

the costs of any drugs used in combination with our product candidates in our clinical trials, including the costs of Velcade® (bortezomib) for our Phase 3 clinical trial of tanespimycin for the treatment of multiple myeloma, which may be substantial;

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

If we fail to enter into new partnering or licensing arrangements in the future, our business and operations would be negatively impacted.*

Our strategy depends upon the formation and sustainability of multiple partnering arrangements and license agreements with third parties, particularly with respect to our Hsp90 inhibitor and epothilone programs. We expect to rely on these potential future arrangements for not only financial resources, but also for expertise that we expect to need in the future relating to clinical trials, manufacturing, sales and marketing, and for license and technology rights. Although we have in the past established partnering arrangements and various license agreements, we do not know if we will be able to establish additional arrangements on favorable terms, or whether any such partnering arrangements will ultimately be successful. For example, our collaboration arrangement with Roche for our epothilone program was terminated by Roche, effective in late February 2008, and our cooperative research and development agreements with the NCI with respect to the clinical development of tanespimycin and alvespimycin have also expired. There have been, and may continue to be, a significant number of business combinations among pharmaceutical companies that have resulted, and may continue to result, in a reduced number of potential future partners, which may limit our ability to find partners who will work with us in developing and commercializing our product candidates. If we do not enter into new partnering arrangements, in particular, partnering arrangements for the further development of our Hsp90 inhibitor and epothilone programs, we will be required to undertake Hsp90 inhibitor and epothilone development and commercialization at our own expense, which would likely limit the scope of clinical trials that we conduct, the number of product candidates that we will be able to develop and commercialize and significantly increase our capital requirements and may reduce the likelihood of successful product introduction. We may also be required to further curtail, suspend, delay or terminate research and development programs, including planned clinical trials for our product candidates, and therefore our ability to generate revenues from our epothilone, Hsp90 inhibitor or other programs will be adversely affected. Our ability to partner our Hsp90 inhibitor program may be difficult because the composition of matter of patent for 17-AAG is in the public domain and our novel formulation patent applications combined with method of treatment patent applications may not be sufficient to attract partners. Our ability to start new research and development programs may also be materially harmed if we are unable to establish new partnering arrangements with third parties.

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

Our committed equity financing facility with Kingsbridge may not be available to us if we elect to make a draw down, may require us to make additional “blackout” or other payments to Kingsbridge and may result in dilution to our stockholders.*

In July 2006, we entered into a CEFF with Kingsbridge. The CEFF entitles us to sell and obligates Kingsbridge to purchase, from time to time through September 25, 2009, shares of our common stock for cash consideration up to an aggregate of $47.0 million as of December 31, 2007, subject to certain conditions and restrictions. Kingsbridge will not be obligated to purchase shares under the CEFF unless certain conditions are met, which include a minimum price for our common stock during a draw down period (which condition, for example, would not have been met as of April 30, 2008 and will not be met unless the volume weighted average market price of our common stock during a draw down period is at least $2.00), the accuracy of representations and warranties made to Kingsbridge; compliance with laws; and the effectiveness of a registration statement registering for resale the shares of common stock to be issued in connection with the CEFF. In addition, among other termination rights, Kingsbridge is permitted to terminate the CEFF by providing written notice to us within 10 trading days after it obtains actual knowledge that an event has occurred resulting in a material and adverse effect on our business, operations, properties or financial condition. If we are unable to access funds through the CEFF, or if Kingsbridge terminates the CEFF, we may be unable to access capital on favorable terms, or at all.

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

Our only product candidates currently in clinical development are tanespimycin, our first-generation Hsp90 inhibitor product candidate, and KOS-1584, our epothilone anticancer product candidate. Substantial additional effort and expense will be necessary for further clinical development of tanespimycin and KOS-1584 and there can be no assurance that our clinical trials will show that tanespimycin, KOS-1584 or our potential future product candidates are safe and effective treatments.*

Our only product candidates currently in clinical development are tanespimycin and KOS-1584. Our motilin agonist program has been exclusively licensed to Pfizer, and our remaining potential product candidates are in preclinical development. We may not be able to develop product candidates, including tanespimycin and KOS-1584, that prove to be safe and effective, meet applicable regulatory standards, are capable of being manufactured at reasonable costs or can be marketed successfully. Tanespimycin, KOS-1584 and our potential future product candidates will require significant development and investment, including extensive clinical testing, before we can submit any application for regulatory approval. For example, we expect to incur significant expenses in connection with the tanespimycin in myeloma evaluation, or TIME program, for tanespimycin in combination with Velcade for the treatment of multiple myeloma. These expenses will be even higher to the extent we are required to pay for patients’ medical or other expenses, including, for example, the cost of Velcade or any other drugs used in combination with our product candidates for these studies. In addition, Velcade or any other drugs used in combination with our product candidates for these studies may not be available to us at an acceptable cost, or at all. For example, we are seeking to obtain large quantities of Velcade for our TIME program at prices below retail and have been negotiating with third parties for reduced prices in connection with bulk purchases of Velcade, but there can be no assurance that we will be successful in these efforts. If Velcade is not available to us at an acceptable cost, or at all, the continued clinical development of tanespimycin for the treatment of multiple myeloma could be limited, delayed or precluded.

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

We have initiated a broad, multinational registration program for the treatment of multiple myeloma. The TIME program includes a Phase 3 clinical trial that we initiated in the first quarter of 2008 and an additional supportive clinical trial that we plan to commence in 2009. Multiple myeloma is a high risk cancer indication because many organs can be affected by the disease, the symptoms and signs of the disease vary, and there is currently no cure for the disease. The clinical trial endpoints in the TIME program may be difficult to achieve. Moreover, the TIME program was based on the results of a Phase 1/2 trial that included a limited number of patients and a change in our product candidate’s formulation which may decrease the likelihood of a successful clinical trial outcome. In addition, anticancer drugs frequently have a narrow therapeutic window between efficacy and toxicity. If unacceptable toxicity is observed in a clinical trial, the trial may be terminated at an early stage. We cannot predict whether any clinical trials of our product candidates, including KOS-1584 which is also in human clinical trials for the treatment of cancer, will demonstrate toxicity issues or adverse events resulting in significant patient withdrawals. For example, we may select a dose for use in our clinical trials that may prove to be ineffective in treating cancer. If our clinical trials of tanespimycin and KOS-1584 result in unacceptable toxicity or lack of efficacy, we may have to terminate our clinical trials. Even if we are able to find a proper dose that balances the toxicity and efficacy of one or more of our product candidates, we may be required to conduct extensive additional clinical trials or provide additional data to the FDA or other health authorities before we are able to market them. If clinical trials of tanespimycin and KOS-1584 are halted, or if they do not show that these product candidates are safe and effective in the indications for which we are seeking regulatory approval, our future growth would be limited and we may not have any other product candidates to develop.

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

Our product development costs will increase if we have delays in testing or approvals, if we need to perform more or larger clinical trials than planned, if our clinical trials include more expensive testing or other procedures than planned, or if we are unable to obtain supplies of Velcade or any other drugs used in combination with our product candidates at acceptable costs. If the delays are significant, our financial results and the commercial prospects for our products will be harmed, and our ability to become profitable will be adversely affected. If any clinical trials of our product candidates are not successful, our business, financial condition and results of operations will be harmed.

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

The FDA and other regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical, clinical or other studies or modifications to the manufacturing processes or facilities or quality control procedures for our product candidates. For example, we commenced the TIME program Phase 3 clinical trial of tanespimycin in combination with Velcade in first-relapse patients with multiple myeloma, and we plan to commence an additional supportive clinical trial in multiple myeloma in 2009. If the results are favorable, we believe that these clinical trials will support the filing of an NDA with the FDA for the treatment of multiple myeloma. However, the FDA or other regulatory authorities may require additional data prior to accepting or approving an application for marketing approval for tanespimycin or other product candidates, which would result in delays in potential FDA or other regulatory authority approval and additional costs, either of which may be too significant to continue development of tanespimycin or other product candidates. This risk is further compounded by any changes during development of a product candidate, such as changes in manufacturing processes, formulations (as is the case with respect to the TIME program) or dosing regimens.

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

We are supervising our Phase 3 clinical trial for tanespimycin but rely on contract research organizations and testing laboratories to assist in the conduct of the trial. To date, we have not successfully conducted a clinical trial intended to form the basis of an NDA (or foreign equivalent thereto) filing. Additionally, the TIME program includes a multinational clinical trial. We have not conducted large clinical trials outside of North America. Consequently, we may not have the necessary capabilities to successfully execute and complete our current and planned clinical trials in a manner that supports approval of our product candidates for their target indications in a timely manner, or at all. Failure to commence or complete, or delays in our planned or current clinical trials, would prevent us from commercializing products, and thus seriously harm our business.

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

Retaining our current management and other employees and recruiting qualified personnel to perform future research, manufacturing, development and other work will be critical to our success. None of our employees has employment commitments for any fixed period of time and could leave our employment at will. In the past, we have experienced turnover among our management, including the resignations in 2007 of our former General Counsel and former Chief Medical Officer, and the resignation of our former President and Chief Executive Officer in early 2008. We may have difficulty attracting and retaining required personnel as a result of our management turnover, our need for additional financing and the associated perceived risk of expense reductions, or for other reasons. Competition is intense among biotechnology, pharmaceutical and healthcare companies, universities and non-profit research institutions for experienced scientists and other personnel, and we may not be able to retain or recruit sufficient skilled personnel on acceptable terms to allow us to pursue potential partnering arrangements and develop our product candidates and research programs, which would likely have an adverse effect on our business.

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

The biotechnology industry is characterized by extensive litigation regarding patents and other intellectual property rights. We are aware of patents and published patent applications that, if valid, and if we are unsuccessful in circumventing or acquiring the rights to these patents, may block our ability to commercialize products based on the product candidates that we are developing or pursue our polyketide gene manipulation and production technologies. We cannot be sure that other parties have not filed for or obtained relevant patents that could affect our ability to obtain patents or operate our business. Others, including Pfizer or potential future partners, may challenge our patent or other intellectual property rights or sue us for patent infringement, misappropriation of their intellectual property rights or breach of license agreements. We may be required to commence legal proceedings to resolve our patent or other intellectual property rights. An adverse determination in any litigation or administrative proceeding to which we may become a party could subject us to significant liabilities, result in our patents being deemed invalid, unenforceable or revoked, require us to license disputed rights from others or to cease using the disputed technology. In addition, our involvement in any of these proceedings may cause us to incur substantial costs and result in diversion of management and technical personnel.

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

Manufacturing and supply difficulties could delay or preclude commercialization of our products and substantially increase our expenses.*

We currently use contract manufacturers to make and supply us with the tanespimycin active pharmaceutical ingredient. We currently formulate the final drug product for tanespimycin injectable suspension formulation at our facilities and use a contract manufacturer to fill the final drug product vials. In the future, we expect to use a contract manufacturer to conduct the entire tanespimycin injectable suspension formulation and filling process. We maintain a limited inventory of tanespimycin drug product at our facilities in Hayward, California, and we also maintain a limited inventory at the facilities of an outside contractor. In our epothilone program, we rely on contract manufacturers for the active pharmaceutical ingredient for KOS-1584. Drug product for KOS-1584 is formulated by an outside contractor. We maintain limited inventories of formulated drug product for KOS-1584 at our facilities in Hayward, California and at the facilities of outside contractors. For all of our projects, drug product is distributed to clinical sites primarily through outside contractors. Our manufacturing process for our product candidates is complex and contains numerous sequential steps; a failure at any point in the manufacturing process may delay the supply of the drug product. Moreover, it takes multiple parties and a significant amount of time to manufacture sufficient quantities of tanespimycin and KOS-1584 drug product for use in our clinical trials, which may limit our ability to commence or complete clinical trials in a timely manner, or at all.

If any of our or our contract manufacturers’ manufacturing or inventory facilities encounter delays, are destroyed or otherwise become unavailable to us, then the clinical development of our product candidates or submissions for their regulatory approval, and therefore commercialization, could be delayed or precluded. In addition, in our clinical trials for tanespimycin, tanespimycin is being evaluated in combination with another pharmaceutical drug. If any of the manufacturers of the drug products used in these combination therapy clinical trials are unable to continue to manufacture these drug products, or those manufacturers’ manufacturing or inventory facilities encounter delays, are destroyed or otherwise become unavailable, then the clinical development of tanespimycin, or submissions for its regulatory approval, and therefore commercialization, could be delayed or precluded. Adverse effects would be particularly acute if problems arise with our sole sourcing or inventory relationships. Alternative qualified production capacity may not be available on a timely basis or at all because manufacturing processes for our product candidates are complex and may be subject to a lengthy regulatory approval process.

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

We face intense competition from pharmaceutical companies, biotechnology companies and academic groups.*

We face, and will continue to face, intense competition from organizations such as biotechnology and pharmaceutical companies, as well as academic and research institutions and government agencies, that are pursuing competing technologies and products. These organizations may develop or currently possess technologies or products that are superior alternatives to ours. For example, companies with competing Hsp90 inhibitors include Biogen Idec Inc., which has initiated Phase 1 and 2 clinical trials in solid tumors with its oral synthetic Hsp90 inhibitor; Infinity Pharmaceuticals, which has initiated a Phase 1 clinical trial of its intravenous Hsp90 inhibitor in gastrointestinal stromal tumors, a Phase 2 trial in non-small cell lung cancer, a Phase 2 trial in hormone refractory prostate cancer, a Phase Ib trial in solid tumors, and has an oral formulation in preclinical development in collaboration with MedImmune, Inc. (now a part of the AstraZeneca group of companies); Abraxis BioScience, Inc., which has an albumin-bound particle suspension formulation of 17-AAG in preclinical development; Vernalis plc, which has announced that it has selected an intravenous and an oral Hsp90 inhibitor preclinical development candidate in collaboration with Novartis AG and initiated a Phase 1 clinical trial in late 2007; Serenex, Inc., which has initiated Phase 1 clinical trials for its oral Hsp90 inhibitor in solid and hematological tumors and has agreed to be acquired by Pfizer; and Synta Pharmaceuticals Corp., which initiated Phase 1 clinical trials for its Hsp90 inhibitor in melanoma, as well as other companies reported to be pursuing Hsp90 inhibitors. Competing epothilones in clinical development include those being developed by Novartis AG, which is reported to be in Phase 3 clinical trials; and Bayer Schering Pharma AG, which is reported to be in Phase 2 clinical trials. In addition, IXEMPRA(TM) (ixabepilone), an epothilone developed by Bristol-Myers Squibb Company, was approved by the FDA in October 2007 for use in breast cancer and Bristol-Myers Squibb Company is reported to be in numerous post-marketing clinical trials of ixabepilone. Bristol-Myers Squibb also has an epothilone-folate conjugate in Phase 1. Gastrointestinal motility competitors include Chugai Pharmaceuticals, whose motilide agonist is reported to be in Phase 2 clinical trials. Thus, it is possible that, even if we are successful in developing any of our product candidates, one or more compounds of our competitors will be approved and marketed before our own. This could place us and our current or potential future partners at a significant disadvantage and could prevent us from realizing significant commercial benefit from such compounds. Further, our competitors in the polyketide gene-engineering field may be more effective at implementing their technologies to develop commercial products or may hold or develop patents or other proprietary rights that may prevent us from practicing our technologies and pursuing our programs.

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

Our stock price has been, and may continue to be, extremely volatile.*

The trading price of our common stock has been, and is likely to continue to be, highly volatile. During the period from April 1, 2007 through March 31, 2008, our common stock traded between $1.28 and $6.58 on the NASDAQ Global Market. The trading price of our common stock could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

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

Item 5.	Other Information

On August 8, 2007, we exercised our option to extend, for a term of five years, the term of that certain lease agreement, dated December 1, 1997 (the “Lease”), with Northern California Industrial Portfolio, Inc. (“Landlord”) for the lease of premises containing approximately 69,512 square feet of office space located at 3825 Bay Center Place, Hayward, California (the “Premises”), which Premises consist of approximately 43,239 rentable square feet (the “Improved Premises”) and approximately 26,273 rentable square feet (the Unimproved Premises”). In connection with the exercise of our option to extend the Lease, we entered into a First Amendment to the Lease (the “Lease Amendment”), effective February 8, 2008, with Landlord. Under the terms of the Lease Amendment, the term of the Lease was extended for a period of 60 months expiring on February 28, 2013, unless sooner terminated in accordance with the terms of the Lease (such term, the “Extended Term”). The monthly base rent for the Improved Premises during the Extended Term under the Lease Amendment is as follows:

Period	Monthly Base Rent
3/1/08-2/28/09	$69,182.40
3/1/09-2/28/10	$71,956.90
3/1/10-2/28/11	$74,839.50
3/1/11-2/29/12	$77,830.20
3/1/12-2/28/13	$80,929.00

The monthly base rent for the Unimproved Premises during the Extended Term under the Lease Amendment is as follows:

Period	Monthly Base Rent
3/1/08-2/28/09	$13,136.50
3/1/09-2/28/10	$13,661.96
3/1/10-2/28/11	$14,209.31
3/1/11-2/29/12	$14,778.56
3/1/12-2/28/13	$15,369.71

Under the terms of the Lease and Lease Amendment, we are also responsible for our proportionate share of certain operating expenses, including taxes, insurance, common area management and management fees. We are also responsible for maintaining certain insurance policies during the Extended Term. In the event of a default of certain of our obligations under the Lease, the Landlord would have right to terminate the Lease. The foregoing is only a brief description of the material terms of the Lease Amendment, does not purport to be a complete statement of the rights and obligations of the parties under the Lease Amendment or the Lease, and is qualified in its entirety by reference to the Lease Amendment that is filed as Exhibit 10.53 to this quarterly report on Form 10-Q and the Lease that was filed as Exhibit 10.42 to our quarterly report on Form 10-Q for the quarterly period ended June 30, 2002.

Item 6.	Exhibits

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of Registrant. (1)

3.2	Amended and Restated Bylaws of Registrant. (2)

4.1	Specimen Registrant’s Common Stock Certificate. (3)

4.2	Third Amended and Restated Registration Rights Agreement, dated March 30, 2000, between Registrant and certain stockholders. (3)

4.3	Registrant’s Certificate of Designation of Series A Junior Preferred Stock. (4)

4.4	Warrant for the purchase of shares of common stock, dated July 19, 2006, issued by the Registrant to Kingsbridge Capital Limited. (5)

4.5	Registration Rights Agreement, dated July 19, 2006, by and between the Registrant and Kingsbridge Capital Limited. (5)

10.43	2008 Compensation Information for Executive Officers. (6)

10.44	Summary of 2008 Executive Officer Cash Bonus Plan. (7)

10.47†	Form of Executive Employee Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2006 Equity Incentive Plan. (6)

10.48	Form of Non-Executive Employee Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2006 Equity Incentive Plan. (6)

10.50	Non-Employee Director Compensation Arrangements, effective as of January 1, 2008. (6)

10.52	Resignation and Consulting Agreement, dated as of March 18, 2008, between Registrant and Robert G. Johnson, Jr., M.D., Ph.D.

10.53	First Amendment to Lease, effective as of February 8, 2008, between Registrant and Northern California Industrial Portfolio, Inc.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification by the Chief Executive Officer and the Chief Financial Officer of Kosan Biosciences Incorporated, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United Stated Code (18 U.S.C. 1350). (8)

(1)	Incorporated herein by reference to an exhibit of our quarterly report on Form 10-Q (File No. 000-31633) for the period ended June 30, 2001.

(2)	Incorporated herein by reference to an exhibit of our quarterly report on Form 10-Q (File No. 000-31633) for the period ended June 30, 2003.

(3)	Incorporated herein by reference to an exhibit of our Registration Statement on Form S-1 and amendments thereto (File No. 333-33732).

(4)	Incorporated herein by reference to an exhibit of our current report on Form 8-K (File No. 000-31633) filed on October 15, 2001.

(5)	Incorporated herein by reference to an exhibit of our current report on Form 8-K (File No. 000-31633) filed on July 25, 2006.

(6)	Incorporated herein by reference to an exhibit of our annual report on Form 10-K (File No. 000-31633) for the period ended December 31, 2007.

(7)	Incorporated herein by reference to an exhibit of our current report on Form 8-K (File No. 000-31633) filed on January 29, 2008.

(8)	This certification “accompanies” the Quarterly Report on Form 10-Q to which it relates, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Kosan Biosciences Incorporated under the Securities Act or the Exchange Act (whether made before or after the date of the Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.

†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kosan Biosciences Incorporated

May 9, 2008	By:	/s/ Helen S. Kim
Helen S. Kim
President and Chief Executive Officer and Duly Authorized Officer

May 9, 2008	By:	/s/ Gary S. Titus
Gary S. Titus
Senior Vice President and Chief Financial Officer and Duly Authorized Officer

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of Registrant. (1)

3.2	Amended and Restated Bylaws of Registrant. (2)

4.1	Specimen Registrant’s Common Stock Certificate. (3)

4.2	Third Amended and Restated Registration Rights Agreement, dated March 30, 2000, between Registrant and certain stockholders. (3)

4.3	Registrant’s Certificate of Designation of Series A Junior Preferred Stock. (4)

4.4	Warrant for the purchase of shares of common stock, dated July 19, 2006, issued by the Registrant to Kingsbridge Capital Limited. (5)

4.5	Registration Rights Agreement, dated July 19, 2006, by and between the Registrant and Kingsbridge Capital Limited. (5)

10.43	2008 Compensation Information for Executive Officers. (6)

10.44	Summary of 2008 Executive Officer Cash Bonus Plan. (7)

10.47†	Form of Executive Employee Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2006 Equity Incentive Plan. (6)

10.48	Form of Non-Executive Employee Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2006 Equity Incentive Plan. (6)

10.50	Non-Employee Director Compensation Arrangements, effective as of January 1, 2008. (6)

10.52	Resignation and Consulting Agreement, dated as of March 18, 2008, between Registrant and Robert G. Johnson, Jr., M.D., Ph.D.

10.53	First Amendment to Lease, effective as of February 8, 2008, between Registrant and Northern California Industrial Portfolio, Inc.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification by the Chief Executive Officer and the Chief Financial Officer of Kosan Biosciences Incorporated, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United Stated Code (18 U.S.C. 1350). (8)

(1)	Incorporated herein by reference to an exhibit of our quarterly report on Form 10-Q (File No. 000-31633) for the period ended June 30, 2001.

(2)	Incorporated herein by reference to an exhibit of our quarterly report on Form 10-Q (File No. 000-31633) for the period ended June 30, 2003.

(3)	Incorporated herein by reference to an exhibit of our Registration Statement on Form S-1 and amendments thereto (File No. 333-33732).

(4)	Incorporated herein by reference to an exhibit of our current report on Form 8-K (File No. 000-31633) filed on October 15, 2001.

(5)	Incorporated herein by reference to an exhibit of our current report on Form 8-K (File No. 000-31633) filed on July 25, 2006.

(6)	Incorporated herein by reference to an exhibit of our annual report on Form 10-K (File No. 000-31633) for the period ended December 31, 2007.

(7)	Incorporated herein by reference to an exhibit of our current report on Form 8-K (File No. 000-31633) filed on January 29, 2008.

(8)	This certification “accompanies” the Quarterly Report on Form 10-Q to which it relates, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Kosan Biosciences Incorporated under the Securities Act or the Exchange Act (whether made before or after the date of the Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.

†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.